Form 10-Q
period 1994-03-31
NBC CAPITAL CORP
filed 1994-05-13
CIK 742054

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      March 31, 1994

Commission File Number  2-89900

                            NBC CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter.)


    Mississippi                              64-0694775
(State of other jurisdiction of          (I. R. S. Employer
incorporation or organization)           Identification No.)


NBC Plaza, P. O. Box 1187, Starkville, Mississippi          39759
(Address of principal executive offices)                    (Zip Code)

Registrants's telephone number, including area code:  (601) 323-1341

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES (X)      NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value - 1,200,000 shares as of March 31, 1994.

                        PART I. - FINANCIAL INFORMATION

                            NBC CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME FOR
                  THREE MONTHS ENDED MARCH 31, 1994 AND 1993.
                                  (Unaudited)

(Amounts in thousands, except per share data)

                                                      Three Months Ended
                                                      ------------------
                                                         1994       1993
                                                      ---------  -------
INTEREST INCOME:
  Interest and Fees on Loans                            5,755      4,624
  Interest Income on Balances Due From Banks                7          1
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 1,626      2,217
  Interest on Obligation of States and
    Political Subdivisions                                774        680
  Interest on Other Securities                            245         90
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                   76         34
                                                      -------    -------
Total Interest Income                                   8,483      7,646

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                      523        548
  Interest on Other Deposits                            2,439      2,289
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to Repurchase           8          2
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  193        123
                                                      -------    --------
       Total Interest Expense                           3,163      2,962
  Net Interest Income                                   5,320      4,684
Provision for Possible Loan Losses                        303        354
                                                      -------    -------
  Net Interest Income After Provision for
  Loan Losses                                           5,017      4,330
                                                      -------    -------
NONINTEREST INCOME:
  Income from Fiduciary Activities                        188        146
  Service Charge on Deposit Accounts                      822        615
  Other Noninterest Income                                454        420
                                                      -------    -------
       Total Noninterest Income                         1,464      1,181
Gains (Losses) on Securities                               31          0
                                                      -------    -------
NON INTEREST EXPENSE:
  Salaries and Employee Benefits                        2,168      1,919
  Expense of Premises and Fixed Assets                    533        493
  Other Noninterest Expense                             1,204      1,027
                                                      -------    -------
       Total Noninterest Expense                        3,905      3,439
                                                      -------    -------
Income Before Income Taxes                              2,607      2,072
Applicable Income Taxes                                   664        463
                                                      -------    -------
Income Before Extraordinary Items and Other
  Adjustments                                           1,943      1,609
Adjustment for Implementation of FASB 109                   0        174
                                                      -------    -------

NET INCOME                                              1,943      1,783

Net Earning Per Share                                    1.62       1.49
Shares Outstanding (Restated)

                            NBC CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                                  March 31, 1994    December 31, 1993
                                                  --------------    -----------------
ASSETS                                              (unaudited)         (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                         16,319           15,983
  Interest-Bearing Balances                               717              426
                                                     --------         --------
    Total Cash and Due From Banks                      17,036           16,409
Held-To-Maturity Securities (Market Value of
  $9,151 at March 31, 1994 and $94,115 at
  December 31, 1993)                                    8,447           90,881
Available-For-Sale Securities:
  Mortgage-Backed Securities (Market Value of
  $69,334 at March 31, 1994, and $75,450 at
  December 31, 1993)                                   69,334           74,164
  All Other Available-For-Sale Securities             112,552                0
                                                     --------         --------
    Total Securities                                  190,333          165,045
Federal Funds Sold and Securities Purchased Under
  Agreement to Resell                                   2,325            5,000
Loans                                                 299,815          257,526
  Less: Unearned Interest                              (5,436)          (5,597)
  Less: Reserve for Loan Losses                        (5,201)          (4,450)
                                                     ---------        ---------
    Net Loans                                         289,178          247,479
Bank Premises and Equipment (Net)                      12,534           10,338
Interest Receivable                                     3,999            3,386
Other Real Estate Owned                                   269              314
Other Assets                                            7,946            4,386
                                                     --------         --------
    TOTAL ASSETS                                      523,620          452,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                                 59,895           54,087
  Interest-Bearing Time, $100,000 or More              66,245           49,066
  Other Interest-Bearing                              322,740          280,331
                                                     --------         --------
    Total Deposits                                    448,880          383,484
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                        4,058                0
Demand Notes Issued to the U. S. Treasury               2,134            2,500
Other Borrowed Funds                                   11,825           12,132
Interest Payable                                        1,498            1,327
Other Liabilities                                       2,874            3,154
                                                     --------         --------
    TOTAL LIABILITIES                                 471,269          402,597

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                             1,200            1,200
Surplus                                                33,002           33,002
Undivided Profits                                      17,501           15,558
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                           648                0
                                                     --------         --------
     TOTAL STOCKHOLDERS' EQUITY                        52,351           49,760

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       523,620          452,357

                            NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)

(Amounts in thousands)

                                                        1994              1993
                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                            1,943             1,783
  Adjustments to reconcile net income to net cash
    Depreciation and Amortization                         366               229
    Deferred Income Taxes (Credits)                      (662)                0
    Provision for Loan Losses                             303               354
    Gain on Sale of Securities                             31                 0
    (Increase) Decrease in Interest Receivable           (613)             (216)
    (Increase) Decrease in Other Assets                (2,967)           (1,699)
    Increase (Decrease) in Interest Payable               171               236
    Increase (Decrease) in Other Liabilities             (280)              337
                                                      --------          --------
  Net Cash Provided by Operating Activities            (1,708)            1,024

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Maturities of Securities             18,737             6,024
    Proceeds from Sale of Securities                        0                 0
    Purchase of Securities                            (43,408)          (12,112)
    Increase (Decrease) in Loans                      (42,002)           (5,428)
    Additions to Bank Premises and Equipment           (2,448)             (178)
                                                      --------          --------
  Net Cash Used in Investing Activities               (69,121)          (11,694)

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (Decrease) in Deposits                    65,396             6,992
    Increase (Decrease) in Borrowed Funds               3,385            (2,467)
                                                      -------           --------
  Net Cash Provided by Financing Activities            68,781             4,525

  Net Increase (decrease) in Cash and Cash
    Equivalents                                        (2,048)           (6,145)

  Cash and Cash Equivalents at Beginning of Year       21,409            20,238
                                                      --------          -------

  Cash and Cash Equivalents at End of Quarter          19,361            14,093

                            NBC CAPITAL CORPORATION

                             MANAGEMENT'S COMMENTS

                                 March 31, 1994

     Earnings for 1994's first quarter totalled $1,942,667 or $1.62 per share. This represents a 9.0% increase over comparable income totals from the prior year. Income amounts for 1994 include results from the company's First State Bank of Tuscaloosa, Alabama subsidiary.

     Net interest income increased 13.6% to $5,319,523. Loan quality remains excellent, and management did not feel any increase was warranted in the Provision for Loan Losses. Non-interest income grew 26.6%. The 13.6% gain in non-interest expenses represents normal overhead amounts from First State Bank's operations. It is significant to note that non-interest expenses in the company's two subsidiary banks showed no increase during the year's first quarter.

     Assets totalled $523.6 million to close the quarter with a 16.2% increase over the previous year. Loan grew 26.3% to 299.8 million. Management observed some softening in loan demand during the first two months of the year; however, improved demand resumed during March and hopefully will continue in the months ahead. Deposits closed the quarter at $448.9 million, up 16.0%.

     Shareholders' equity, at $52.4 million and up 10.7% from the prior year, continues as a primary strength of the company's balance sheet. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 3/31/94, the institution's Tier 1, Tier 2 and total capital ratios exceeded the "well capitalized" standards developed under the referenced regulatory guidelines.

     The company implemented mark to market accounting guidelines for its securities portfolio as of 1/1/94. At 3/31/94, $648,000 in consolidated, unrealized holding gains, net of deferred tax, was reflected in equity accounts on available-for-sale securities.

     Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the currents year's net profits and retained net earnings of the two preceeding years, or a total availabe dividend of $9,822,775. Also under regulations controlling national banks, the bank is limited in the amount it may lend the corporation and such loans are required to be on a fully secured basis.

     Aggregate cash reserves of $18,000 were maintained at 3/31/94 to satisfy federal regulatory requirements.

     While net interest income showed significant improvement in the dollars contributed, both components of net interest income are significantly lower than for the prior year (cost of deposits as well as return on earning assets reflect lower yields). Average earning assets are approximately $68 million greater than for the prior year while average interest earning deposits are approximately $52 million greater than for the prior year. Strong loan growth as well as the contribution of First State Bank of Tuscaloosa, Alabama, are major contributing factors. NBC Capital Corporation's acquisition of First State Bank was effective 1/1/94 and is accounted for as a purchase, using push down accounting.

                          PART II - OTHER INFORMATION



          Item 1   Not Applicable
          Item 2   Not Applicable
          Item 3   Not applicable
          Item 4   Not Applicable
          Item 5   Not Applicable
          Item 6   Not Applicable


     The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the three month period ending March 31, 1994 have been included.




                            NBC CAPITAL CORPORATION

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NBC CAPITAL CORPORATION
                                      Registrant



May 11, 1994                          /s/ Martha W. Taylor
Date                                  Martha W. Taylor
                                      Treasurer and Assistant Secretary