Form 10-Q
period 1994-06-30
NBC CAPITAL CORP
filed 1994-08-11
CIK 742054

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      June 30, 1994

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

Common Stock, $1 Par Value - 1,200,000 shares as of June 30, 1994.

                        PART I. - FINANCIAL INFORMATION

                            NBC CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME FOR
           THREE MONTHS AND SIX MONTHS ENDED June 30, 1994 AND 1993.
                                  (Unaudited)

(Amounts in thousands, except per share data)

                                                                   Three Months Ended        Six Months Ended
                                                                 ---------------------       ----------------
                                                                 1994             1993        1994       1993
                                                                 ----             ----        ----       ----
INTEREST INCOME:
   Interest and Fees on Loans                                    6,123            4,835      11,878     9,459
   Interest Income on Balances Due From Banks                        6                0          13         1
   Interest on U. S. Treasury Securities and
       U. S. Government Agencies and Corp.                       1,658            1,715       3,284     3,932
   Interest on Obligation of States and
       Political Subdivisions                                      766              734       1,540     1,414
   Interest on Other Securities                                    174              410         419       500
   Interest on Federal Funds Sold and Securities
   Purchased under Agreements to Resell                             46               19         122        53
                                                                 -----            -----      ------    ------
Total Interest Income                                            8,773            7,713      17,256    15,359

INTEREST EXPENSE:
   Interest on Time Certificates of Deposit of
       $100,000 or More                                            580              536       1,103     1,084
   Interest on Other Deposits                                    2,488            2,224       4,927     4,513
   Interest on Federal Funds Purchased and
       Securities Sold Under Agreement to Repurchase                10               14          18        16
   Interest on Demand Notes Issued to the U. S.
       Treasury and on Other Borrowed Money                        186              157         379       280
                                                                 -----            -----      ------    ------
                 Total Interest Expense                          3,264            2,931       6,427     5,893
   Net Interest Income                                           5,509            4,782      10,829     9,466
Provision for Possible Loan Losses                                 303              355         606       709
                                                                 -----            -----      ------    ------
   Net Interest Income After Provision for
       Loan Losses                                               5,206            4,427      10,223     8,757
                                                                 -----            -----      ------    ------
NONINTEREST INCOME:
   Income from Fiduciary Activities                                187              145         375       291
   Service Charge on Deposit Accounts                              836              663       1,658     1,278
   Other Noninterest Income                                        496              493         950       913
                                                                 -----            -----      ------    ------
                 Total Noninterest Income                        1,519            1,301       2,983     2,482
Gains (Losses) on Securities                                        22               23          53        23
                                                                 -----            -----      ------    ------
NON INTEREST EXPENSE:
   Salaries and Employee Benefits                                2,133            1,859       4,301     3,778
   Expense of Premises and Fixed Assets                            555              441       1,088       934
   Other Noninterest Expense                                     1,433            1,160       2,637     2,187
                                                                 -----            -----      ------    ------
                 Total Noninterest Expense                       4,121            3,460       8,026     6,899
                                                                 -----            -----      ------    ------
Income Before Income Taxes                                       2,626            2,291       5,233     4,363
Applicable Income Taxes                                            665              538       1,329     1,001
                                                                 -----            -----      ------    ------
Income Before Extraordinary Items and Other
   Adjustments                                                   1,961            1,753       3,904     3,362
Adjustment for implementation of FASB 109                            0                0           0       174
                                                                 -----            -----      ------    ------

NET INCOME                                                       1,961            1,753       3,904     3,536

Net Earning Per Share                                             1.63             1.62        3.25      2.95
Shares Outstanding (Restated)  1,200,000

                            NBC CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                                            June 30, 1994      December 31, 1993
                                                            -------------      -----------------
ASSETS                                                       (unaudited)           (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                                   18,665                15,983
  Interest-Bearing Balances                                         288                   426
                                                              ---------           -----------
     Total Cash and Due From Banks                               18,953                16,409
Held-To-Maturity Securities (Market Value of
  $10,932 at June 30, 1994 and $94,115 at
  December 31, 1993)                                             10,296                90,881
Available-For-Sale Securities:
  Mortgage-Backed Securities (Market Value of
  $64,870 at June 30, 1994, and $75,450 at
  December 31, 1993)                                             64,870                74,164
  All Other Available-For-Sale Securities                       103,387                     0
                                                              ---------           -----------
     Total Securities                                           178,553               165,045
Federal Funds Sold and Securities Purchased Under
  Agreement to Resell                                             5,375                 5,000
Loans                                                           304,845               257,526
  Less: Unearned Interest                                        (5,272)               (5,597)
  Less: Reserve for Loan Losses                                  (5,411)               (4,450)
                                                              ---------           -----------
     Net Loans                                                  294,162               247,479
Bank Premises and Equipment (Net)                                12,459                10,338
Interest Receivable                                               4,130                 3,386
Other Real Estate Owned                                             312                   314
Other Assets                                                      8,412                 4,386
                                                              ---------           -----------
     TOTAL ASSETS                                               522,356               452,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                                           63,715                54,087
  Interest-Bearing Time, $100,000 or More                        61,092                49,066
  Other Interest-Bearing                                        326,775               280,331
                                                              ---------           -----------
     Total Deposits                                             451,582               383,484
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                                    318                     0
Demand Notes Issued to the U. S. Treasury                         2,346                 2,500
Other Borrowed Funds                                             11,742                12,132
Interest Payable                                                  1,511                 1,327
Other Liabilities                                                 2,271                 3,154
                                                              ---------           -----------
     TOTAL LIABILITIES                                          469,770               402,597

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                                       1,200                 1,200
Surplus                                                          33,002                33,002
Undivided Profits                                                19,066                15,558
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                                    (682)                    0
                                                              ---------           -----------
     TOTAL STOCKHOLDERS' EQUITY                                  52,586                49,760

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 522,356               452,357

                            NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED June 30, 1994 AND 1993
                                  (Unaudited)

(Amounts in thousands)

                                                                  1994                  1993
                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                      3,904                 3,536
  Adjustments to reconcile net income to net cash
     Depreciation and Amortization                                  730                   546
     Deferred Income Taxes (Credits)                               (714)                    0
     Provision for Loan Losses                                      606                   709
     Gain on Sale of Securities                                     (53)                  (23)
     (Increase) Decrease in Interest Receivable                    (744)                  149
     (Increase) Decrease in Other Assets                         (4,023)               (1,769)
     Increase (Decrease) in Interest Payable                        184                   141
     Increase (Decrease) in Other Liabilities                      (882)                 (205)
                                                                -------               -------
  Net Cash Provided by Operating Activities                        (992)                3,084

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from Maturities of Securities                      36,544                17,010
     Proceeds from Sale of Securities                             7,000                 9,304
     Purchase of Securities                                     (57,052)              (20,078)
     (Increase) Decrease in Loans                               (47,361)              (15,875)
     Additions to Bank Premises and Equipment                    (2,470)                 (683)
                                                                -------               -------
  Net Cash Used in Investing Activities                         (63,339)              (10,322)

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (Decrease) in Deposits                             68,098                 3,880
     Dividend Paid on Common Stock                                 (396)                 (335)
     Increase (Decrease) in Borrowed Funds                         (452)                  718
                                                                -------               -------
  Net Cash Provided by Financing Activities                      67,250                 4,263

  Net Increase (decrease) in Cash and Cash
     Equivalents                                                  2,919                (2,975)

  Cash and Cash Equivalents at Beginning of Year                 21,409                20,238
                                                                -------               -------

  Cash and Cash Equivalents at End of Quarter                    24,328                17,263

Cash Paid during Year for:

  Interest                                                        6,243                 5,752

  Income Taxes                                                    1,123                   880

                            NBC CAPITAL CORPORATION

                             MANAGEMENT'S COMMENTS

                                 June 30, 1994

         Net income for the first two quarters totalled $3,904,238 or $3.25 per share, an increase of 10.4% over income for the comparable period in 1993. Return on average assets for the first half year was 1.5%; return on average equity was 15.1%.

         Net interest income continued to contribute significantly to the company's earnings. This important income component has been driven primarily by increased loan volume and a continued low cost of funds. Funds costs have risen in recent months, reflecting the general rise of interest rates in the marketplace. This trend is expected to make future comparable increases in net interest income more difficult to obtain unless loan growth can be maintained. The company's 14.5% reduction in the provision for loan losses reflects the continued high quality of its loan portfolio.

         Non-interest income has grown 21.2% over the past year. Service charges on an increasing deposit account base have contributed significantly to the growth in this income sector.

         Assets totalled $522.4 million at the end of June, up 15.5% from the prior year. This growth was concentrated in the company's loan portfolio which grew 22.6% over the period to $304.8 million. Loan quality, as noted previously, remains quite strong with non-performing loans totalling .84% of loans outstanding at the end of the period.

         Total deposits of $451.6 million reflect a 17.7% increase over the period shown. The company has experienced renewed growth in core time deposits in recent months as interest rates have become somewhat more attractive.

         Shareholder's equity of $52.6 million is a strong 10.1% of assets and continues as a primary strength of the company's balance sheet. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 6/30/94, the institution's Tier I, Tier II, and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines. At 6/30/94, $681,697 in consolidated, unrealized holding losses, net of deferred tax, was reflected in equity accounts on Available-for-Sale Securities.

         Aggregate cash reserves of $684,000 were maintained at 6/30/94 to satisfy federal regulatory requirements.

         Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $11,375,346.
Also, under regulations controlling national banks, the bank is limited in the amount it may lend to the corporation and such loans are required to be on a fully secured basis.

                          PART II - OTHER INFORMATION


         Item 1  Not Applicable
         Item 2  Not Applicable
         Item 3  Not applicable
         Item 4 The regular Annual Meeting of Shareholders was held 4/12/94. Only one item, the reelection of directors, was presented for shareholder approval. Directors were reelected without opposition with 87% or 1,043,738 votes cast in favor of reelection. Annual Report and Proxy Statement are incorporated herein by reference.
         Item 5  Not Applicable
         Item 6  Annual Report and Proxy Statement herein referenced.


         The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the three month period ending June 30, 1994 have been included.


                            NBC CAPITAL CORPORATION

                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NBC CAPITAL CORPORATION
                                        Registrant


August 11, 1994                         Martha W. Taylor
Date                                    Martha W. Taylor
                                        Treasurer and Assistant Secretary