Form 10-Q
period 1994-09-30
NBC CAPITAL CORP
filed 1994-11-14
CIK 742054

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      September 30, 1994

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

Common Stock, $1 Par Value - 1,200,000 shares as of September 30, 1994.

                        PART I. - FINANCIAL INFORMATION

                            NBC CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME FOR
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993.
                                  (Unaudited)

(Amounts in thousands, except per share data)

                                                      Three Months Ended  Nine Months Ended
                                                      ------------------  -----------------
                                                        1994       1993      1994    1993
                                                      -------    -------    ------  ------
INTEREST INCOME:
  Interest and Fees on Loans                            6,511      4,927    18,389  14,386
  Interest Income on Balances Due From Banks                0          2        13       3
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 1,480      1,614     4,764   5,546
  Interest on Obligation of States and
    Political Subdivisions                                775        754     2,315   2,168
  Interest on Other Securities                            283        241       702     741
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                   46         20       168      73
                                                      -------    -------    ------  ------
Total Interest Income                                   9,095      7,558    26,351  22,917

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                      600        488     1,703   1,572
  Interest on Other Deposits                            2,659      2,182     7,586   6,695
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to Repurchase           0          0        18      16
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  191        191       570     471
                                                      -------    --------   ------  ------
                   Total Interest Expense               3,450      2,861     9,877   8,754
  Net Interest Income                                   5,645      4,697    16,474  14,163
Provision for Possible Loan Losses                        308        380       914   1,089
                                                      -------    -------    ------  ------
  Net Interest Income After Provision for
  Loan Losses                                           5,337      4,317    15,560  13,074
                                                      -------    -------    ------  ------
NONINTEREST INCOME:
  Income from Fiduciary Activities                        188        146       563     437
  Service Charge on Deposit Accounts                      838        668     2,496   1,496
  Other Noninterest Income                                530        429     1,480   1,342
                                                      -------    -------    ------  ------
                   Total Noninterest Income             1,556      1,243     4,539   3,725
Gains (Losses) on Securities                                6          3        59      26
                                                      -------    -------    ------  ------
NON INTEREST EXPENSE:
  Salaries and Employee Benefits                        2,214      1,875     6,515   5,653
  Expense of Premises and Fixed Assets                    576        483     1,664   1,417
  Other Noninterest Expense                             1,297      1,045     3,934   3,232
                                                      -------    -------    ------  ------
                  Total Noninterest Expense             4,087      3,403    12,113  10,302
                                                      -------    -------    ------  ------
Income Before Income Taxes                              2,812      2,160     8,045   6,523
Applicable Income Taxes                                   718        491     2,047   1,492
                                                      -------    -------    ------  ------
Income Before Extraordinary Items and Other
  Adjustments                                           2,094      1,669     5,998   5,031
Adjustment for implementation of FASB 109                   0          0         0     174
                                                      -------    -------    ------  ------

NET INCOME                                              2,094      1,669     5,998   5,205

Net Earning Per Share                                    1.75       1.39      5.00    4.34
Shares Outstanding (Restated)   1,200,000

                            NBC CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                              September 30, 1994   December 31, 1993
                                              ------------------   -----------------
                                                  (unaudited)           (Audited)
ASSETS
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                         19,803           15,983
  Interest-Bearing Balances                               215              426
                                                     --------         --------
    Total Cash and Due From Banks                      20,018           16,409
Held-To-Maturity Securities (Market Value of
  $12,380 at September 30, 1994 and $94,115 at
  December 31, 1993)                                   11,901           90,881
Available-For-Sale Securities:
  Mortgage-Backed Securities (Market Value of
  $68,687 at September 30, 1994, and $75,450 at
  December 31, 1993)                                   68,687           74,164
  All Other Available-For-Sale Securities              88,457                0
                                                     --------         --------
    Total Securities                                  169,045          165,045
Federal Funds Sold and Securities Purchased Under
  Agreement to Resell                                   2,425            5,000
Loans                                                 313,933          257,526
  Less: Unearned Interest                              (4,610)          (5,597)
  Less: Reserve for Loan Losses                        (5,622)          (4,450)
                                                     --------         --------
    Net Loans                                         303,701          247,479
Bank Premises and Equipment (Net)                      12,387           10,338
Interest Receivable                                     4,119            3,386
Other Real Estate Owned                                   305              314
Other Assets                                            7,467            4,386
                                                     --------         --------
    TOTAL ASSETS                                      519,467          452,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                                 68,969           54,087
  Interest-Bearing Time, $100,000 or More              56,665           49,066
  Other Interest-Bearing                              322,180          280,331
                                                     --------         --------
    Total Deposits                                    447,814          383,484
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                           52                0
Demand Notes Issued to the U. S. Treasury               1,857            2,500
Other Borrowed Funds                                   11,204           12,132
Interest Payable                                        1,553            1,327
Other Liabilities                                       2,909            3,154
                                                     --------         --------
    TOTAL LIABILITIES                                 465,389          402,597

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                             1,200            1,200
Surplus                                                33,002           33,002
Undivided Profits                                      21,161           15,558
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                        (1,285)               0
                                                     --------         --------
     TOTAL STOCKHOLDERS' EQUITY                        54,078           49,760

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       519,467          452,357

                            NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED September 30, 1994 AND 1993
                                  (Unaudited)

(Amounts in thousands)

                                                        1994              1993
                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            5,998             5,205
  Adjustments to reconcile net income to net cash
    Depreciation and Amortization                         851               786
    Deferred Income Taxes (Credits)                    (1,030)                0
    Provision for Loan Losses                             914             1,089
    Gain on Sale of Securities                            (59)              (26)
    (Increase) Decrease in Interest Receivable           (733)              (82)
    (Increase) Decrease in Other Assets                (3,072)           (2,029)
    Increase (Decrease) in Interest Payable               226               265
    Increase (Decrease) in Other Liabilities             (245)             (444)
                                                      -------           -------
  Net Cash Provided by Operating Activities             2,850             4,764

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Maturities of Securities             48,458            36,404
    Proceeds from Sale of Securities                   15,104             9,304
    Purchase of Securities                            (68,814)          (30,280)
    (Increase) Decrease in Loans                      (56,325)          (23,107)
    Additions to Bank Premises and Equipment           (2,654)           (1,070)
                                                      -------           -------
  Net Cash Used in Investing Activities               (64,231)           (8,749)

CASH FLOWS FROM FINANCING ACTIVITIES


    Increase (Decrease) in Deposits                    64,330            (1,907)
    Dividend Paid on Common Stock                        (396)             (336)
    Increase (Decrease) in Borrowed Funds              (1,519)              521
                                                      -------           -------
  Net Cash Provided by Financing Activities            62,415            (1,722)

  Net Increase (decrease) in Cash and Cash
    Equivalents                                         1,034            (5,707)

  Cash and Cash Equivalents at Beginning of Year       21,409            20,238
                                                      -------           -------

  Cash and Cash Equivalents at End of Quarter          22,443            14,531

Cash Paid during Year for:


  Interest                                              9,651             8,489

  Income Taxes                                          1,754             1,320

                            NBC CAPITAL CORPORATION

                             MANAGEMENT'S COMMENTS

                               September 30, 1994



Earnings for the first three quarters totalled $5,998,145 at $5.00 per share, an increase of 15.21% over 1993's comparable period. Returns on average assets and equity were 1.54% and 14.98% respectively.

Net interest income has increased 16.31% over the prior year's amount. Strong loan growth and continued relatively low funds costs have allowed the company to maintain favorable interest margins throughout the period. The company has reduced its provision for loan losses 16.11% as loan quality remains strong. Loan charge offs through three quarters are .08% of loans outstanding; non-performing loans total .85% of aggregate loans.

Increases in non-interest income and expense reflect NBC's expanded activity into the Tuscaloosa-West Alabama market during the year. Management remains optimistic over the company's prospects in this growing area. Plans are being formulated to increase First State Bank's presence in the Tuscaloosa-Northport market.

Assets totalled $519.5 million, an increase of 15.98% over 1993's amount. Deposits have grown 18.46% to close the quarter at 447.8 million. Competition for funds is intense; non-bank competitors continue to maintain a significant market presence.

Loans have increased 22.81% over the period to $313.9 million. Growth has been concentrated primarily in commercial and real estate credits. The level of the company's securities portfolio has remained unchanged, although funds have been reallocated into the Treasury and Municipal Bond portions of the portfolio. Management would prefer to have an even larger tax free, municipal bond component. However, the availability of high quality, bank qualified municipal bonds and the thin pricing on many of the issued available make additional portfolio increases difficult.

Shareholders' equity, at $54.1 million and up 7.3% from the prior year, continues as a primary strength of the company's balance sheet. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 9/30/94, the institution's tier 1, Tier 2 and total capital ratios substantially exceeded the "well capitalized" standards developed under the referenced regulatory guidelines.

Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $13,482,253. Also, under regulations controlling national banks, the bank is limited in the amount it may lend the corporation and such loans are required to be on a fully secured basis.

                          PART II - OTHER INFORMATION



          Item 1   Not Applicable
          Item 2   Not Applicable
          Item 3   Not Applicable
          Item 4   Not Applicable
          Item 5   Not Applicable
          Item 6   Not Applicable


     The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the nine month period ending September 30, 1994 have been included.




                            NBC CAPITAL CORPORATION

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



November 11, 1994                        Martha W. Taylor
Date                                     Martha W. Taylor
                                         Treasurer and Assistant Secretary

                                EXHIBIT INDEX



                                 Description of
Exhibit No.                         Exhibit
- - ----------                       --------------
    27                       Financial Data Schedule