Form 10-K
NBC CAPITAL CORP
filed 1995-03-30
CIK 742054

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the fiscal year ended       December 31, 1994

Commission File Number          0-12885

                NBC Capital Corporation
(Exact name of registrant as specified in its charter)

            Delaware                      64-0694755
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


NBC Plaza, Starkville, Mississippi            39759
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(601) 323-1341

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:  None
Name of each exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $1 par value
    (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X           No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( X )

Aggregate market value of the voting stock held by nonaffiliates was approximately:

        $48,900,000
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 1,200,000 shares outstanding as of December 31, 1994.


Documents incorporated by reference -

     Annual report to shareholders for 1994 - Parts II and IV
     Proxy statement dated March 20, 1995 - Part III


                                  PART I


ITEM 1 - BUSINESS

NBC Capital Corporation

     NBC Capital Corporation (the Company) is a multi-bank holding company which was organized under the laws of the State of Mississippi in 1984 and was reorganized in 1987 under the laws of the State of Delaware. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce of Mississippi (NBC), a national banking corporation.
On January 1, 1994, the Company acquired 99.2% of the outstanding common stock of First State Bank of Tuscaloosa, Alabama, a state chartered bank. For the year ended December 31, 1994, these financial institutions and their subsidiaries accounted for 100% of the Company's consolidated income and approximately 99% of its consolidated expenses.

National Bank of Commerce of Mississippi

     NBC was originally formed through a series of mergers which began in 1972 and concluded on October 1, 1974. In March, 1991, NBC acquired the assets and assumed the liabilities of the Bank of Philadelphia, a $75 million institution. NBC operates under the original Federal Charter granted to the First National Bank of Monroe County in 1887.

     NBC is the largest commercial bank domiciled in the eastern area of the state known as the Golden Triangle. A total of 25 banking facilities and an operations center serve the communities of Aberdeen, Amory, Artesia, Brooksville, Columbus, Hamilton, Maben, Philadelphia and Starkville. This area extends into five Mississippi counties with a radius of approximately 65 miles from the home office in Starkville.

     During 1994 and 1993, NBC engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during these years.

     NBC provides a complete line of wholesale and retail services including mortgage loans and trust. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank.

     NBC utilizes a written Asset/Liability Management Policy which calls for maintaining the 24 month GAP within a tolerance of + 5% - 10% of total assets. The financial plan calls for a return on assets of 1.3% and a minimum return on equity of 10%.

     NBC is operated in a conservative fashion while meeting the needs of the community. There has been no disposition of any material amounts of assets nor has there been a material change in the mode of conducting business. No major changes in operation are provided for the near future.


First State Bank of Tuscaloosa

     First State Bank of Tuscaloosa (FSB) was organized in 1968 and is a state bank and operates under the requirements of the laws of the State of Alabama.

     FSB is located in Tuscaloosa, Alabama, a city with a population of approximately 75,000 people. FSB was acquired by the Company on January 1, 1994. Management of the Company is of the opinion that this acquisition will provide for new opportunities for growth and expansion. Tuscaloosa, Alabama, is a city that expects future economic development. As an example, Mercedes recently announced plans for the building of an automotive plant in the Tuscaloosa area. Management of the Company believes the acquisition of FSB places the Company in a position to participate in the economic development.

     FSB competes with many other financial institutions in the Tuscaloosa area, most of which are larger. FSB had total assets of $67 million at December 31, 1994, and reported net income of $544 thousand for the year ended December 31, 1994. The bank's history has been one of moderate growth and average earnings when compared to its peer group.

     FSB is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of its banking regulators, the State of Alabama and the Federal Deposit Insurance Corporation (FDIC).

     FSB provides a complete line of wholesale and retail services, including mortgage loans. The customer base consists principally of business, industry and industrial accounts.

     The Company intends to operate FSB in a conservative fashion while meeting the needs of the community.

     FSB has adopted the asset/liability management policy of NBC. The financial plan calls for a return on assets of 1%, beginning with the year 1995 and a minimum return on equity (net of goodwill) of 10%.

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 1994 and 1993, its primary activity was limited to its investment in Commerce National Insurance Company (CNI) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

Philadelphia Finance Corporation

     Philadelphia Finance Corporation (Finance), a wholly-owned subsidiary of NBC is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than that of NBC. Finance has one office located in Philadelphia, Mississippi.

Competition

     NBC and its subsidiaries currently serve five counties and nine municipalities in North Mississippi. Over this same area, the bank competes directly with approximately 15 competing banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The institutions range in asset size of approximately $100 million to in excess of $3 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks depends on whether the reference is made to the branch banks or to their parent banks. Several other competitors are branches or divisions of nationwide companies with more resources than the Company and its subsidiaries.

     FSB is located in Tuscaloosa, Alabama, and has a main office and two branch locations. The bank competes with approximately eight other financial institutions, most of which are larger.
The other institutions range in size from approximately $20 million to $10 billion. Asset size of the competitive banks depends on whether reference is made to the branch banks or to their parent bank. FSB also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies. The acquisition of FSB by the Company provides FSB with access to resources, products, and services previously unavailable, thereby improving its competitive position.


Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the Act) and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the Company. In addition, the Federal Reserve Board has the authority to regulate provisions of certain bank holding company debt.

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control if more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. The Act and regulations of the Federal Reserve Board also prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     Dividends paid by the Company are substantially provided from dividends from the banking subsidiaries. Generally, the approval of the bank's regulator is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1994, the banking subsidiaries had available for payment of dividends to the Company, without prior approval of their regulator, approximately $11.4 million.

     The Federal Reserve Board, FDIC and Office of the Comptroller of the Currency (OCC) have established risk-based capital guidelines for holding companies, such as the Company, and banks. The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's banking subsidiaries for the "well capitalized" category under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's banking subsidiaries' FDIC assessment, trust services and asset/liability management. At December 31, 1994, the tier I and total capital ratios, respectively, for the Bank were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

     The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements.

     The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC, and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution's rating under the regulatory CAMEL rating system. Institutions with CAMEL ratings of one that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions.

     The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 1994, the Company's Tier 1 and total capital ratios were 14.6% and 16.2%, respectively.

     The operations of NBC and FSB are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States and to members of the Federal Reserve System, and the FDIC. Bank operations are also subject to the regulations of the OCC, the Board of Governors of the Federal Reserve System and the FDIC.

     The primary supervisory authority of NBC is the OCC, and of FSB is the FDIC, who regularly examine such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are for the protection of the institution's depositors and not for its shareholders. In addition to these regular examinations, the institution must furnish to its regulator quarterly reports containing a full and accurate statement of its affairs.

     Management of the Company is not aware of any new or proposed regulation or regulatory recommendations that, if implemented, would have a significant impact upon the financial condition of the Company and its subsidiaries.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower.

     The bank subsidiaries are members of the FDIC and their deposits are insured as provided by law.

     Finance and CNI are subject to regulation by the applicable state agencies. These agencies set reserve requirements, reporting standards, and establish regulations, all of which affect business operations.

Governmental Monetary Policies

     As a bank chartered under the laws of the United States, NBC is a member of the Federal Reserve System. The earnings of NBC are affected by the fiscal and monetary policies of the Federal Reserve System which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements of depository institutions and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States Government securities.

     The policies of the Federal Reserve System and other regulatory agencies have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon. While the impact these policies may have upon the future business and earnings of the financial institutions cannot be accurately predicted, such policies can materially affect the earnings of commercial banks.

Sources and Availability of Funds

     The materials essential to the business of the Company and its subsidiaries consist primarily of funds derived from deposits and other borrowing in the financial markets. The availability of funds is primarily dependent upon the economic policies of the government, the economy in general and the institution's ability to compete in the market place.

Seasonability

     Neither the Company nor any of its subsidiaries are dependent upon any seasons.

Dependence Upon A Single Customer

     The Company nor any of its subsidiaries are dependent upon a single customer or very few customers.

Executive Officers

     The executive officers of the Company and its bank subsidiaries, National Bank of Commerce of Mississippi and First
State Bank of Tuscaloosa, as of December 31, 1994, are listed below. The title indicates a position held in the Company and the bank subsidiaries.

     Name and Title       Age         Five Year Experience
________________________  ___  __________________________________

L. F. Mallory, Jr.         52  Chairman of the Board and
   Chairman, President           President, NBC Capital
   and Chief Executive           Corporation and NBC of
   Officer                       Mississippi

Bobby Harper               53  Chairman of Executive Committe,
   Chairman of the               NBC Capital Corporation and NBC
   Executive Committee           of Mississippi, and President,
                                 NBC of Mississippi, Columbus
                                 Banking Center

Hunter M. Gholson          62  Secretary of NBC Capital
   Secretary                     Corporation and NBC of
                                 Mississippi

Mark A. Abernathy          38  Prior to joining NBC in 1994, he
   Executive Vice                was Consumer Regional Executive
   President and Chief           Officer of Nations Bank,
   Operating Officer,            Nashville, Tennessee
   NBC Capital
   Corporation and NBC
   of Mississippi

Mrs. Martha W. Taylor      53  Treasurer and Assistant Secretary,
   Treasurer and                 NBC Capital Corporation, and
   Assistant Secretary,          Executive Vice President and
   NBC Capital                   Chief Financial Officer, NBC of
   Corporation and               Mississippi
   Executive Vice
   President and Chief
   Financial officer,
   NBC of Mississippi

Carl M. Holloway           48  Vice President, NBC Capital
   Vice President, NBC            Corporation and Executive
   Capital Corporation,           Vice President, NBC of
   and Executive Vice             Mississippi
   President, NBC of
   Mississippi

Joel C. Clements           47  Vice President, NBC Capital
   Vice President, NBC            Corporation and Executive
   Capital Corporation            Vice President, NBC of
   and Executive Vice             Mississippi
   President, NBC of
   Mississippi

Clifton B. Fowler          46  Vice President, NBC Capital
   Vice President, NBC            Corporation and President,
   Capital Corporation            NBC of Mississippi, Starkville
   and President, NBC             Banking Center
   of Mississippi,                Has held current position since
   Starkville Banking             November, 1990.  Prior to
   Center                         joining NBC was with Trustmark
                                  National Bank.

Thomas J. Prince, Jr.      53  Vice President, NBC Capital
   Vice President, NBC            Corporation and President, NBC
   Capital Corporation            of Mississippi, Aberdeen
   and President, NBC of          Banking Center
   Mississippi, Aberdeen
   Banking Center

Kenneth A. Madison         62  Vice President, NBC Capital
   Vice President, NBC            Corporation, and President, NBC
   Capital Corporation            of Mississippi, Philadelphia
   and President, NBC of          Banking Center.
   Mississippi,                   Has held current position since
   Philadelphia Banking           March, 1991.  Prior to joining
   Center                         NBC was President and C/E/O of
                                  Bank of Philadelphia,
                                  Philadelphia, Mississippi

Thomas P. Hester           61  President and other positions of
   President, First               First State Bank of Tuscaloosa
   State Bank of
   Tuscaloosa

Rex D. Poole               57  Vice President, NBC Capital
   Vice President, NBC           Corporation and Senior Vice
   Capital Corporation           President and Trust Officer,
   and Senior Vice               NBC of Mississippi
   President and Trust
   Officer, NBC of
   Mississippi

Donald J. Bugea, Jr.       41  Senior Vice President and
   Senior Vice President         Investment Officer, NBC of
   and Investment                Mississippi
   Officer, NBC of               Has held current position since
   Mississippi                   January, 1992.  Prior to joining
                                 NBC was Senior Vice President
                                 and Cashier, NBC of Baton Rouge,
                                 Louisiana

Terrence Y. Dewitt         33  Executive Vice President and other
   Executive Vice                positions of First State Bank of
   President, First              Tuscaloosa
   State Bank of
   Tuscaloosa

Personnel

   At December 31, 1994, NBC and FSB had 317 full-time employees. The Company, Service and CNI had no employees at December 31, 1994. The finance company had three employees.


ITEM 2 - PROPERTIES

   The Company, Service and CNI owned no properties at December
31, 1994.

   The following listing describes the locations and general character of the Bank-owned properties:

                                                    Approximate
                                                    Office Space
           Type                    Location         (Square Feet)
________________________   ______________________  ______________

NBC of Mississippi:
  Main Office              Starkville, Mississippi       35,000
  University Branch        Starkville, Mississippi        1,485
  Motor Branch             Starkville, Mississippi        2,000
  82 Branch                Starkville, Mississippi        2,077

  Operations Center        Starkville, Mississippi       16,500
  Starkville Crossing      Starkville, Mississippi        2,000
  Main Office              Columbus, Mississippi         36,000
  North Columbus Branch    Columbus, Mississippi          1,440

  Fairlane Branch          Columbus, Mississippi          2,400
  Gardner Blvd. Branch     Columbus, Mississippi          1,156
  Bluecutt Road Branch     Columbus, Mississippi          3,200
  Main Office              Aberdeen, Mississippi         11,026

  Maple Street Branch      Aberdeen, Mississippi            998
  Highway 45 North Branch  Aberdeen, Mississippi          1,205
  Main Office              Amory, Mississippi             8,550
  Medical and Industrial
    Center Branch          Amory, Mississippi               950

  Main Office              Artesia, Mississippi           1,500
  Main Office              Brooksville, Mississippi       3,000
  Main Office              Hamilton, Mississippi          1,800
  Main Office              Maben, Mississippi             4,000

  Main Office              Philadelphia, Mississippi      6,000
  Northside Branch         Philadelphia, Mississippi        300
  Courtside Branch         Philadelphia, Mississippi        400
  Southside Branch         Philadelphia, Mississippi        450
  Operations Center        Philadelphia, Mississippi      6,600

First State Bank of
  Tuscaloosa:

  Main Office              Tuscaloosa, Alabama            6,400
  Northport Branch         Tuscaloosa, Alabama            3,018
  University Branch        Tuscaloosa, Alabama            2,480


    Finance operates out of NBC's building located in Philadelphia, Mississippi.

    In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.


ITEM 3 - LEGAL PROCEEDINGS

    There are no pending proceedings of a material nature to which the Company, NBC, FSB, Service, Finance, or CNI is a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


                                  PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

   (a) The information titled "Market Information" and contained on Page 30 of the Company's annual report to shareholders for the year 1994 is incorporated herein by reference in response to this item and included in this report as
Exhibit 13.a.

   (b)  At December 31, 1994, the Company had approximately
1,760 security holders.

   (c) Dividends on common stock were declared semiannually in June and December of the years reported and totaled as follows:

                                              December 31,
                                            1994         1993
                                         ___________  ___________

   Dividends declared, $1.75 per share   $      -     $ 2,099,552

   Dividends declared, $2.05 per share    2,460,000          -
                                         ___________  ___________

                                         $ 2,460,000  $ 2,099,552
                                         ===========  ===========

ITEM 6 - SELECTED FINANCIAL DATA

 The information titled "Selected Financial Data" and contained on Page 30 of the Company's annual report to the shareholders for the year 1994 is incorporated herein by reference in response to this item and included in this report as
Exhibit 13.b.


                   SUPPLEMENTAL STATISTICAL INFORMATION

  I. Distribution of Assets, Liabilities, and Stockholders'
     Equity; Interest Rates and Interest Differential

     A. Average balance sheets (consolidated):


                                             (In Thousands)
                                        1994     1993     1992
              Assets                  ________ ________ ________

        Cash and due from banks       $ 19,515 $ 14,557 $ 15,277
        Securities:
          Taxable                      120,870  127,822  147,273
          Non-taxable                   57,649   49,743   38,849
                                       ________ ________ ________
            Total securities           178,519  177,565  186,122
        Federal funds sold and
          securities purchased under
          agreement to resell            4,882    4,909    4,067
        Loans, net of unearned
          interest                     306,702  240,509  219,975
        Less reserve for loan losses     5,488    3,805    2,838
                                      ________ ________ ________
          Net loans                    301,214  236,704  217,137
        Other assets                    23,582   15,711   12,778
                                      ________ ________ ________

        Total Assets                  $527,712 $449,446 $435,381
                                      ======== ======== ========

              Liabilities and
              Stockholders' Equity


        Deposits:
          Noninterest-bearing         $ 65,010 $ 49,718 $ 42,417
          Interest-bearing             386,000  332,731  340,318
                                       ________ ________ ________
            Total deposits             451,010  382,449  382,735
        Federal funds purchased and
          securities sold under
          agreement to repurchase        5,557      516    1,212
        Borrowed funds                  13,367   11,922    1,700
        Other liabilities                5,111    6,223    5,373
                                       ________ ________ ________
          Total liabilities            475,045  401,110  391,020

        Stockholders' equity            52,667   48,336   44,361
                                       ________ ________ ________

        Total Liabilities and
        Stockholders' Equity          $527,712 $449,446 $435,381
                                      ======== ======== ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

                                                  ($ In Thousands)
                                                   Average Balance

                                               1994      1993     1992
                                              ________ ________ ________

     EARNING ASSETS
     Net loans                                $301,214 $236,704 $217,137
     Federal funds sold and securities
       purchased under agreement to resell       4,882    4,909    4,067
     Securities:
       Taxable                                 120,870  127,822  147,273
       Nontaxable                               57,649   49,743   38,849
                                              ________ ________ ________

     Totals                                    484,615  419,178  407,326
                                              ________ ________ ________

     INTEREST-BEARING LIABILITIES
     Interest-bearing deposits                 386,000  332,731  340,318
     Borrowed funds and federal funds
       purchased and securities sold
       under agreement to repurchase            18,924   12,438    2,912

                                              ________ ________ ________

       Totals                                  404,924  345,169  343,230
                                              ________ ________ ________

     Net Amounts                              $ 79,691 $ 74,009 $ 64,096
                                              ======== ======== ========

                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        and
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________

                                   1994    1993    1992   1994 1993 1992
                                 _______ _______ _______  ____ ____ ____

     EARNING ASSETS
     Net loans                   $25,217 $19,097 $18,817  8.37 8.07 8.67
     Federal funds sold and
       securities purchased
       under agreement to
       resell                        258     144     132  5.28 2.93 3.25
     Securities:
       Taxable                     7,231   8,095  10,661  5.98 6.33 7.24
       Nontaxable                  3,107   2,942   2,685  5.39 5.91 6.91
                                 _______ _______ _______
       Totals                     35,813  30,278  32,295  7.39 7.22 7.93
                                 _______ _______ _______

     INTEREST-BEARING
     LIABILITIES
     Interest-bearing deposits    12,747  10,866  13,791  3.30 3.27 4.05
     Borrowed funds and federal
       funds purchased and
       securities sold under
       agreement to repurchase       798     674      92  4.22 5.42 3.16
                                 _______ _______ _______
       Totals                     13,545  11,540  13,883  3.35 3.34 4.04
                                 _______ _______ _______

     Net Amounts                 $22,268 $18,738 $18,412

                                 ======= ======= =======

     Net yield on earning assets                          4.59 4.47 4.52

     (1) Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

     (2) For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.


     C.  Increase (Decrease) in Interest Income and Interest
         Expense

     The following table analyzes the changes in both the rate and volume components of net interest revenue:

                            (In Thousands)          (In Thousands)
                            1994 Over 1993          1993 Over 1992
                        ____________________  __________________________
                            Change Due To:          Change Due To:
                        ____________________  __________________________
                         Total  Rate  Volume    Total    Rate    Volume
                        ______ ______ ______  ________ ________ ________

     EARNING ASSETS
     Net loans          $6,120 $  734  $5,386  $  280  $  (924) $ 1,204
     Federal funds
       sold and
       securities
       purchased under
       agreement to
       resell              114    115     (1)      12      (11)      23
       Securities:
         Taxable          (864)  (435)  (429)  (2,566)  (1,252)  (1,314)
         Nontaxable        165   (205)   370      257     (270)     527
                        ______ _______ ______ ________ ________ ________

     Totals             $5,535 $  209  $5,326 $(2,017) $(2,457) $   440
                        ====== ======= ====== ======== ======== ========

     INTEREST-BEARING
     LIABILITIES
     Interest-bearing
       deposits         $1,881 $  102  $1,779 $(2,925) $(2,621) $  (304)
     Interest on
       borrowed funds
       and federal
       funds purchased
       and securities
       sold under
       agreement to
       repurchase          124    (91)    215     582      104      478
                        ______ _______ ______ ________ ________ _______

     Totals             $2,005 $   11  $1,994 $(2,343) $(2,517) $   174
                        ====== ======= ====== ======== ======== =======

     NOTE:  (1) Change in volume is the change in volume times the previous year's rate.

            (2) Change in rate is the change in rate times the previous year's balance.

            (3) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.


 II. INVESTMENT PORTFOLIO


     A. The following tables presents the book values of securities as of the dates indicated:

                                                  (In Thousands)
                                                   December 31,
                                           ____________________________

                                             1994      1993      1992
                                          ________  ________  ________

        U. S. Treasury                    $ 23,907  $ 11,359  $ 17,540
         U. S. Government agencies and
          mortgage-backed securities        76,779    93,157   121,460
         States and political
          subdivisions                      70,917    56,333    40,571
        Other                                4,543     4,196     5,019
                                          ________  ________  ________

        Total book value                  $176,146  $165,045  $184,590
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (book values) at December 31, 1994, and the weighted average yield of such securities:

                                            ($ In Thousands)
                                         Weighted Average Yield
                              _________________________________________

                                 0-1  Yield   1-5   Yield   5-10  Yield
                                Year   (%)   Years   (%)   Years   (%)
                              _______ _____ _______ _____ _______ _____
         Securities:

          U. S. Treasury      $11,133  5.4% $12,774  5.6% $    -     -
          U. S. Government
            agencies            3,803  6.2%   8,798  6.0%   1,601  9.5%
          States and
            political
            subdivisions        8,078  4.7%  27,447  5.1%  12,214  6.5%
          Other                   327  8.7%     262  7.6      496  6.5%
                              _______       _______       _______

        Total                 $23,341       $49,281       $14,311
                              =======       =======       =======


                                10+   Yield
                               Years   (%)
                              _______ _____

        States and political
          subdivisions        $23,179  6.3%
        Other                   3,458  5.6%
                              _______

        Total                 $26,637
                              =======

                               Book   Yield
                               Value   (%)
                              _______ _____
        Mortgage-backed
          securities          $62,576  6.6%
                              =======

        NOTE: Interest and yields on tax-exempt obligations are not on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.


     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 1994, there were no securities from any issues in excess of 10% of stockholders' equity.


III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                          (In Thousands)
                                            December 31,
                        ____________________________________________

             Type          1994    1993     1992     1991     1990
      _________________ ________ ________ ________ ________ ________

      Commercial,
       financial and
       agriculture      $ 51,541 $ 35,177 $ 33,814 $ 37,970 $ 37,257
      Real estate -
       construction       12,372    2,777    3,491    3,439    3,721
      Real estate -
       mortgage          178,391  140,162  123,535  113,019   87,867
      Installment
       loans to
       individuals        79,961   73,756   66,211   61,340   53,568
      Other                5,297    5,654    5,522    9,308    4,517
                        ________ ________ ________ ________ ________
       Total loans       327,562  257,526  232,573  225,076  186,930
      Unearned interest   (4,031)  (5,597)  (5,600)  (6,404)  (5,453)
                        ________ ________ ________ ________ ________

                        $323,531 $251,929 $226,973 $218,672 $181,477
                        ======== ======== ======== ======== ========

   B. Maturities and sensitivities of loans to changes in interest rates:

                                                 (In Thousands)
                                                December 31, 1994

                                    _________________________________
                                               Maturing
                                    ________________________
                                     Within    1-5    Over
                   Type              1 Year   Years  5 Years  Total
      ____________________________  ________ _______ _______ ________

      Commercial, financial and
        agricultural                $ 40,150 $ 9,535 $ 1,856 $ 51,541
      Real estate - construction      11,667     705      -    12,372
      Other loans, excluding real
        estate - mortgage and
        installment loans              5,297      -       -     5,297
                                    ________ _______ _______ ________

                                    $ 57,114 $10,240 $ 1,856 $ 69,210
                                    ======== ======= ======= ========
      Loans with:  (1)
        Predetermined interest
          rates                     $ 33,585 $89,743 $20,802 $144,130
        Floating interest rates      181,784     248       3  182,035
                                    ________ _______ _______ ________

                                    $215,369 $89,991 $20,805 $326,165
                                    ======== ======= ======= ========

      (1)  Excludes nonaccrual loans of $1,397.


   C. Nonperforming loans

      1. The following tables states the aggregate amount of loans which were nonperforming in nature:

                                               (In Thousands )
                                                 December 31,
                                   __________________________________
                    Type            1994   1993   1992   1991   1990
          _______________________  ______ ______ ______ ______ ______

          Loans accounted for on
            a nonaccrual basis     $1,397 $1,451 $1,442 $  987 $  162
                                   ====== ====== ====== ====== ======

          Accruing loans past due
            90 days or more        $  601 $  484 $  794 $1,469 $  481
                                   ====== ====== ====== ====== ======


          Renegotiated "troubled"
            debt                   $  306 $  853 $  632 $  100 $   39
                                   ====== ====== ====== ====== ======

      2. There were no loan concentrations in excess of 10% of total loans at December 31, 1994.

      3.  There were no outstanding foreign loans at December
          31, 1994.

      4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

      5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 1994, 1993, and 1992.

      6. Management stringently monitors loans that are classified as nonperforming. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor's financial difficulties. Loans are generally placed on nonaccrual status if any of the following events occur: 1) the classification of a loan as nonaccrual internally or regulatory examiners, 2) delinquency on principal for 90 days or more unless management is in the process of collection, 3) a balance remains after repossession of collateral, 4) notification of bankruptcy, or 5) management's judgment that nonaccrual is appropriate.

      7.  At December 31, 1994, management was not aware of

          any potential problem loans not previously disclosed.

   D. Other interest-bearing assets

          There were no other interest-bearing non-performing assets at December 31, 1994.


 VI.  Summary of Loan Loss Experience

   A. An analysis of the loan loss experience for the periods indicated is as follows:

                                        ($ In Thousands)
                                           December 31,
                             _______________________________________
                               1994   1993    1992    1991     1990
                             ______  ______  ______  _______  ______

        Beginning balance    $4,450  $3,204  $2,796  $ 2,127  $1,924
                             ______  ______  ______  _______  ______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural       (78)   (151)   (743)  (1,030)    (110)
             Real estate       (239)    (80)   (413)    (454)    (335)
            Installment
             loans and
             other             (392)   (427)   (822)  (1,751)    (323)
                             ______  ______  ______  _______  _______
        Total charge-offs      (709)   (658) (1,978)  (3,235)    (768)
                             ______  ______  ______  _______  _______
        Recoveries:
          Domestic:
            Commercial,
              financial and
              agricultural       48     122      79       66       66
            Real estate          25      31      97       14      101
            Installment
              loans and
              other             177     116     181      123      129
                             ______  ______  ______  _______  _______
        Total recoveries        250     269     357      203      296
                             ______  ______  ______  _______  _______
        Net charge-offs        (459)   (389) (1,621)  (3,032)    (472)
                             ______  ______  ______  _______  _______
        Reserve of
          acquired bank         494      -       -     2,090       -

        Provision charged
          to operations       1,234   1,635   2,029    1,611      675
                             ______  ______  ______  _______  _______

        Ending balance       $5,719  $4,450  $3,204  $ 2,796  $ 2,127
                             ======  ======  ======  =======  =======

        Ratio of net
          charge-offs to
          average loans
          outstanding           .15     .13     .75     1.45      .29

        Ratio of reserve
          for loan losses
          to loans out-
          standing at year
          end                  1.77    1.77    1.41     1.28     1.17

     B. Determination of Reserve for Loan Losses

        The information contained in Note A-4 to the financial statements of the annual report to shareholders is incorporated herein by reference and included in this report as Exhibit 13.d.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC and FSB originate loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 1994, these loans totaled $173 million or approximately 53% of the loan portfolio.

        NBC and FSB originate commercial real estate loans up to 80% of the appraised value. Currently, it is the philosophy to originate these loans only to selected known borrowers and on properties in the market area.

        Of primary concern in commercial real estate lending is the borrower's credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, NBC and FSB have sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

        NBC and FSB originate loans secured by first and junior liens on one-to-four family residences in their lending areas. Typically, such loans are single family homes that serve as the primary residence of the borrower. Generally, these loans are originated in amounts up to 80% of the appraised value or selling price of the property. In the past, very few losses from these types of loans have been experienced.

        Loans for multi-family (5 or more) residential properties are generally secured by apartment buildings. Loans secured by income properties are generally larger and involve greater risk than residential loans because payments are often dependent on the successful operation or management of the properties. As a result, these types of loans may be more sensitive to adverse conditions in the real estate market or the economy. Cash flow and financial statements are obtained from the borrowers and any guarantors. Also, rent rolls are often obtained.

        Consumer and Other Loans

        NBC and FSB offer consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totalled $80 million or 24% of total loans at December 31, 1994. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

        In connection with consumer loan applications, the borrower's income statement and credit bureau report are reviewed. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed, as well as the value of the unit which secured the loan.

        NBC and FSB intend to continue to emphasize the origination of consumer loans. Management believes that its loan loss experience in connection with its consumer loan portfolio is favorable in comparison to industry averages.

        NBC and FSB make commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Nonreal estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 1994, NBC and FSB's commercial business loans represented approximately 15% of its total loan portfolio.

     D. For the year 1995, losses for all loan categories, as a percentage of average loans, are expected to approximate that of 1994.

  V. Deposits


                                            ($ In Thousands)
                                    1994         1993         1992
                              _____________ _____________ _____________

                               Amount  Rate  Amount  Rate  Amount  Rate
                              ________ ____ ________ ____ ________ ____

     A. Average deposits
        Domestic:
          Noninterest-
            bearing
            deposits          $ 65,010   -  $ 49,718   -  $ 42,417   -
          Interest-bearing
            demand deposits    141,988 2.3%  108,167  2.5% 100,282 3.1%
          Savings deposits      30,717 2.5%   27,862  2.8%  22,523 3.5%
          Time deposits        213,295 4.0%  196,702  3.7% 217,513 5.0%
        Foreign                   N/A           N/A           N/A
                              ________      ________      ________

          Total               $451,010      $382,449      $382,735
                              ========      ========      ========


     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 1994:

                                            (In
                                         Thousands)
                                          3 Months  6 Months
                                3 Months  Through    Through    Over
                         Total  Or Less   6 Months  12 Months 12 Months
                        _______ ________ __________ _________ _________

        Time
          certificates
          of deposit
          of $100,000
          or more       $56,990 $ 31,868 $   11,654 $   4,421 $   9,047
                        ======= ======== ========== ========= =========

     E. Foreign office time deposits of $100,000 or more

        Not applicable

 VI.  Return on Equity and Assets

   The following financial ratios are presented for analytical purposes:

                                                         December 31,
                                                     ________________
                                                     1994  1993  1992
                                                     ____  ____  ____

   Return on assets (net income divided by total
     average assets)                                  1.4   1.4   1.3

   Return on equity (net income divided by average
     equity)                                         13.6  13.1  13.0

   Dividend payout ratio (dividends per share
     divided by net income per share)                34.4  33.1  36.7

   Equity to asset ratio (average equity divided
     by average total assets)                        10.0  10.8  10.2

VII.  Short-term borrowings

                                                     Treasury
                                                        Tax
                                          Federal       And
                                           Funds     Loan Note
                                         Purchased    Payable
                                        ___________  __________

   Balance at December 31, 1994         $17,800,000  $1,473,792
   Weighted average interest rate at
      December 31, 1994                       5.60%       4.90%

   Maximum amount outstanding at any
      month end for the year 1994        17,800,000   2,165,426

   Average amount outstanding during
      the year 1994                         915,890   1,250,690

   Weighted average interest rate
      during the year                         5.02%       3.60%

   For the years prior to 1994, the Company had no short-term borrowings in excess of 30% of stockholders' equity.


VIII. Capital adequacy data

   Total capital of the Company as a percentage of total adjusted assets was as follows:

                                               ($ In Thousands)
                                                  December 31,
                                               __________________
                                                 1994      1993
                                               ________  ________

   Total assets                                $545,405  $452,357
   Allowance for loan losses                      5,719     4,450
                                               ________  ________

      Total adjusted assets                    $551,124  $456,807
                                               ========  ========

   Total stockholders' equity
      (excluding unrealized loss)              $ 54,438  $ 49,760
      Allowance for loan losses                   5,719     4,450
   Other components of capital                      -         -
                                               ________  ________
      Total primary capital                      60,157    54,210
      Total secondary capital                       -         -
                                               ________  ________

   Total capital                               $ 60,157  $ 54,210
                                               ========  ========

   Ratio of total capital to total
      adjusted assets                              10.9      11.9

   In 1989, the Federal Reserve Board (FRB) issued new capital guidelines which redefine capital as Tier 1 and Tier 2 (total) capital. The capital requirements are based upon the credit risk associated with an institution's assets, both recorded and unrecorded. Tier 1 and total capital as a percentage of "risk weighted assets" at December 31, 1994 and 1993, are as follows:

                                                    December 31,
                                                   ______________
                                                    1994    1993
                                                   ______  ______

   Tier 1 capital percentage                        14.8%   17.5%
   Total capital percentage                         16.1%   18.7%

   The Company's capital ratios exceed the minimum capital requirements at December 31, 1994, and management expects this to continue.


 IX.  Interest Sensitivity Analysis

      The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.


                                           ($ In Thousands)
                                          December 31, 1994
                                _______________________________________
                                 Interest Sensitive Within (Cumulative)
                                _______________________________________
                                                               Total of
                                                               Interest-
                                 Within    Within     Within    Earning
                                3 Months  12 Months  5 Years    Assets
                                ________  _________  ________  ________
      Interest-earning assets:
      Loans                     $183,033  $ 233,894  $283,231  $327,562
     Investment and mortgage-
       backed securities          13,426     36,355   138,163   176,146
     Federal funds sold            2,500      2,500     2,500     2,500
                                ________  _________  ________  ________

      Totals                    $198,959  $ 272,929  $423,894  $506,208
                                ========  =========  ========  ========

   Interest-bearing
      liabilities:
        Deposits                $211,094  $ 291,724  $331,469  $388,301
                                ========  =========  ========  ========
   Sensitivity gap:
      Dollar amount             $(12,135) $ (18,795) $ 92,425

      Percent of total
        interest-earning
        assets                     (2.4%)     (3.7%)    18.3%

   The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income would result whereas an institution with a negative gap could experience the opposite results.

   At December 31, 1994, total interest-earning assets maturing or repricing within one year was less than interest-bearing liabilities maturing or repricing within the same time period by $19 million, representing a negative cumulative one year gap of 3.7% of earning assets.
   Management of the Company believes this is the proper position in the current interest rate environment.

   Banking regulators have recently issued advisories concerning the management of interest rate risk (IRR). The regulators consider that effective interest rate management is an essential component of safe and sound banking practices. To monitor its IRR, the Company's risk management practices include (a) Risk Management, (b) Risk
   Monitoring and (c) Risk Control.

   Risk Management consists of a system in which a measurement is taken of the amount of earnings at risk when interest rates change. The Company does this by first preparing a "base strategy" which is the position of the bank and its forecasted earnings based upon the current interest rate environment or, most likely, interest rate environment.
   The IRR is then measured based upon hypothetical changes in interest rates by measuring the impact such a change will have on the "base strategy."

   Risk monitoring consists of evaluating the "base strategy" and the assumptions used in its development based upon the current interest rate environment. This evaluation is performed quarterly by management or more often in a rapidly changing interest rate situation.

   Risk control is utilized based upon the setting of guidelines as to the tolerance for interest rate exposure.
   These guidelines are set by senior management and approved by a committee.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   The information contained on Pages 28 and 29 of the Company's
1994 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as
Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company, together with the report thereon of T. E. Lott & Company, independent accountants, are set forth on Pages 9 - 27 of the Company's 1994 annual report to shareholders which is incorporated herein by reference and included in this report as
Exhibit 13.d.


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.




                                 PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Reference is made to the material under the captions, "Election of Directors", "Executive Compensation and Other
Information," of the Company's proxy statement which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

   Reference is made to the caption, "Executive Compensation and Other Information" Pages 9 - 13 of the proxy statement which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   Reference is made to Page 3 and Pages 5 - 8 of the Company's proxy statement which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to Page 15, "Other Information" of the Company's proxy statement which is incorporated herein by reference.


                                  PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The consolidated financial statements for the years ended December 31, 1994 and 1993, together with the report of
        T. E. Lott & Company, independent accountants, dated January 26, 1994, appearing on Pages 9 - 27 of the 1994 annual report to shareholders, are attached as Exhibit 13.d. to this Form 10K Annual Report.

    2.  Financial Statement Schedules

        Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Exhibits:

        1. -  2. None

           3.    Articles of Incorporation and By-Laws:
                 (Reference is made to Exhibits 3.1 and 3.2 of the Company's Registration Statement on Form S-
                 14 filed on April 5, 1984, with the Securities and Exchange Commission.)

        4. -  9. None

          10.1   Acquisition agreement between National Bank of
                 Commerce of Mississippi and Bank of
                 Philadelphia filed as an exhibit to Form 8K in October, 1990.

                 Purchase agreement between NBC Capital
                 Corporation and Charter Holding Company, Inc.
                 filed as an exhibit to Form 8K in August, 1993.

       11. - 12. None

          13. Annual report to shareholders - deemed filed herewith only to the extent it is incorporated elsewhere herein.

         13.a. Market for Company's common stock - Page 30 of the annual report to stockholders.

         13.b. Selected Financial Data - Page 30 of the annual report to stockholders.

         13.c.   Management's discussion and analysis of
                 financial condition and results of operations -
                 Pages 28 - 29 of the annual report to
                 stockholders.

         13.d.   Consolidated financial statements - Pages 9 -
                 27 of the annual report to stockholders.

       14. - 21. None

         22.     Subsidiaries of Company

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1994.


                                SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NBC CAPITAL CORPORATION
                               (Registrant)

                             S/L. F. Mallory, Jr.
                       By __________________________
                           L. F. Mallory, Jr.
                           Chairman, President and
                           Chief Executive Officer

                             S/Martha W. Taylor
                       By __________________________
                           Martha W. Taylor
                           Treasurer and Assistant
                             Secretary
                          (Chief Financial and
                           Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

   S/Henry Weiss                         S/Andrew C. Puckett
____________________________          ___________________________
         (Director)                             (Director)

   S/Thomas J. Prince                    S/J. Nutie Dowdle
____________________________          ___________________________
         (Director)                             (Director)

   S/Bobby Harper                        S/Sammy J. Smith
____________________________          ___________________________
         (Director)                             (Director)

   S/Clifton B. Fowler                   S/Edith D. Millsaps
____________________________          ___________________________
         (Director)                             (Director)

   S/Carl M. Holloway                    S/Robert S. Jones
____________________________          ___________________________
         (Director)                             (Director)

   S/Mark A. Abernathy                   S/L. F. Mallory, Jr.
__________________________            ___________________________
         (Director)                             (Director)

   S/Allen Puckett, III
____________________________
         (Director)



Date:  March 28, 1995