Form 10-Q
period 1995-03-31
NBC CAPITAL CORP
filed 1995-05-15
CIK 742054

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      March 31, 1995

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

                                YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value - 1,200,000 shares as of March 31, 1995.



                      PART I. - FINANCIAL INFORMATION

                          NBC CAPITAL CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                               (Unaudited)

(Amounts in thousands, except per share data)

                                                     Three Months Ended
                                                     __________________
                                                       1995       1994
                                                      _______   _______
INTEREST INCOME:
  Interest and Fees on Loans                          $ 7,226   $ 5,755
  Interest Income on Balances Due From Banks               12         7
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 1,609     1,626
  Interest on Obligation of States and
    Political Subdivisions                                959       774
  Interest on Other Securities                             94       245
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                  131        76
                                                      _______   _______
Total Interest Income                                  10,031     8,483

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                      701       523
  Interest on Other Deposits                            3,291     2,439
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to Repurchase          18         8
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  172       193
                                                      _______   _______
      Total Interest Expense                            4,182     3,163
  Net Interest Income                                   5,849     5,320
Provision for Possible Loan Losses                        285       303
                                                      _______   _______
  Net Interest Income After Provision for
  Loan Losses                                           5,564     5,017
                                                      _______   _______
NONINTEREST INCOME:
  Income from Fiduciary Activities                        206       188
  Service Charge on Deposit Accounts                      861       822
  Other Noninterest Income                                413       454
                                                      _______   _______
    Total Noninterest Income                            1,480     1,464
Gains (Losses) on Securities                             (188)       31
                                                      _______   _______
NONINTEREST EXPENSE:
  Salaries and Employee Benefits                        2,339     2,168
  Expense of Premises and Fixed Assets                    579       533
  Other Noninterest Expense                             1,348     1,204
                                                      _______   _______
    Total Noninterest Expense                           4,266     3,905
                                                      _______   _______
Income Before Income Taxes                              2,590     2,607
Applicable Income Taxes                                   599       664
                                                      _______   _______
Income Before Extraordinary Items and Other
  Adjustments                                           1,991     1,943
                                                      _______   _______

NET INCOME                                            $ 1,991   $ 1,943
                                                      =======   =======
Net Earnings Per Share                                $  1.66   $  1.62


                          NBC CAPITAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except share data)
                                                     March 31,   December 31,
                                                       1995          1994
                                                    __________   __________
ASSETS                                              (Unaudited)    (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                       $  19,038    $  21,679
  Interest-Bearing Balances                                578          375
                                                     _________    _________
    Total Cash and Due From Banks                       19,616       22,054
Held-To-Maturity Securities  Market Value of
  $33,015 at March 31, 1995 and $30,460 at
  December 31, 1994                                     31,367       30,351
Available-For-Sale Securities:
  Mortgage-Backed Securities                            59,958       62,576
  All Other Available-For-Sale Securities               92,097       83,219
                                                     _________    _________
    Total Securities                                   183,422      176,146
Federal Funds Sold and Securities Purchased Under
  Agreement to Resell                                    6,100        2,500
Loans                                                  328,655      327,562
  Less: Unearned Interest                               (3,648)      (4,031)
  Less: Reserve for Loan Losses                         (5,932)      (5,719)
                                                     _________    _________
    Net Loans                                          319,075      317,812
Bank Premises and Equipment (Net)                       12,455       12,405
Interest Receivable                                      4,730        4,490
Other Real Estate Owned                                    429          668
Other Assets                                             9,224        9,330
                                                     _________    _________

    TOTAL ASSETS                                     $ 555,051    $ 545,405
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-Bearing                                $  65,099    $  67,460
  Interest-Bearing Time, $100,000 or More               64,983       57,059
  Other Interest-Bearing                               352,839      331,242
                                                     _________    _________
    Total Deposits                                     482,921      455,761
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                            25       17,800
Demand Notes Issued to the U. S. Treasury                  654        1,474
Other Borrowed Funds                                    10,625       10,886
Interest Payable                                         1,756        1,671
Other Liabilities                                        3,844        6,158
                                                     _________    _________
    TOTAL LIABILITIES                                  499,825      493,750

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
    3,000,000 shares, Issued and Outstanding
    1,200,000                                            1,200        1,200
Surplus                                                 33,002       33,002
Undivided Profits                                       22,227       20,236
Net Unrealized Losses on Available-for-
  Sale Securities                                       (1,203)      (2,783)
                                                     _________    _________
    TOTAL STOCKHOLDERS' EQUITY                          55,226       51,655
                                                     _________    _________

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 555,051    $ 545,405
                                                     =========    =========



                          NBC CAPITAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (Unaudited)

(Amounts in thousands)
                                                       1995        1994
                                                     ________    ________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $  1,991    $  1,943
  Adjustments to Reconcile Net Income
    to Net Cash:
      Depreciation and Amortization                       335         366
      Deferred Income Taxes (Credits)                     (33)       (662)
      Provision for Loan Losses                           285         303
      Loss on Sale of Securities                          188          31
      Increase in Interest Receivable                    (240)       (613)
      Increase in Other Assets                           (514)     (2,967)
      Increase (Decrease) in Interest Payable              84         171
      Decrease in Other Liabilities                    (1,659)       (280)
                                                     ________    ________
  Net Cash Provided by (Used in) Operating
    Activities                                            437      (1,708)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Maturities of Securities              3,648      18,737
    Proceeds from Sale of Securities                    7,584           0
    Purchase of Securities                            (16,301)    (43,408)
    Decrease in Loans                                  (1,548)    (42,002)
    Additions to Bank Premises and Equipment             (308)     (2,448)
                                                     ________    ________

  Net Cash Used in Investing Activities                (6,925)    (69,121)

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Deposits                               27,159      65,396
    Increase (Decrease) in Borrowed Funds             (19,509)      3,385
                                                     ________    ________
  Net Cash Provided by Financing Activities             7,650      68,781

  Net Increase (Decrease) in Cash and Cash
    Equivalents                                         1,162      (2,048)

  Cash and Cash Equivalents at Beginning
    of Year                                            24,554      21,409
                                                     ________    ________

 Cash and Cash Equivalents at End of Quarter         $ 25,716    $ 19,361
                                                     ========    ========


                          NBC CAPITAL CORPORATION

                           MANAGEMENT'S COMMENTS

                              March 31, 1995


Earnings for the first quarter totalled $1,991,180 at $1.66 per share, compared to $1.62 for the first quarter of 1994. Returns on average assets and equity were 1.5% and 14.9% respectively.

Net interest income has increased 9.9% over the prior year's amount. Strong loan growth and continued relatively low funds costs have allowed the company to maintain favorable interest margins throughout the period. The company has reduced its provision for loan losses 5.9% as loan quality remains strong.

Noninterest income has registered steady growth. Exceptions may be noted in the mortgage loan and credit life income areas, down 41.5% and 14.4% respectively. Opportunities for income from the mortgage lending area have obviously diminished over the past year with the rise in interest rates. Increases in non-interest expenses were driven primarily by costs associated with additional personnel and various miscellaneous overhead expenses such as postage, supplies, and a more aggressive advertising and marketing budget. As the company has grown, key personnel additions have been necessary in the credit, marketing, operations, trust, and management areas.

Assets closed the quarter at a record high of $555.1 million, up 6.0%. The company's assets are supported by a strong shareholders' equity total of $55.2 million. Deposits have increased 7.6% to $482.9 million. Loan growth of 10.3% placed net loans at $319.1 million at the end of the quarter. Loan quality remains good as evidenced by the low percentages of loan charge-offs, past dues, and non-performing loans. If further increases in interest rates can be avoided, we would anticipate moderately strong loan demand for the next several quarters. Competition for deposits among institutions to support loan growth remains intense. We expect continued aggressive activity in this area of the market for the balance of the year.

Aggressive expansion plans are in place for the Tuscaloosa market area. The company's board has adopted a three year plan to expand the bank's delivery system in that market with additional branch locations, ATM outlets, and an enlarged main office facility. Our successful completion of this strategy will allow for better market diversification for the company and improved long term earnings potential.

Shareholders' equity, at $55.2 million and up 5.5% from the prior year, continues as a primary strength of the company's balance sheet. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 3/31/95, the institution's Tier 1, Tier 2 and total capital ratios substantially exceeded the "well capitalized" standards developed under the referenced regulatory guidelines.

Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $10,910,314. Also, under regulations controlling national banks, the bank is limited in the amount it may lend the corporation and such loans are required to be on a fully secured basis.




                          PART II - OTHER INFORMATION



          Item 1   Not Applicable
          Item 2   Not Applicable
          Item 3   Not applicable
          Item 4   Not Applicable
          Item 5   Not Applicable
          Item 6   Not Applicable


The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the three month period ending March 31, 1995 have been included.




                           NBC CAPITAL CORPORATION

                                  SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



May 12, 1995                             Martha W. Taylor
Date                                     Martha W. Taylor
                                         Treasurer and Assistant Secretary