Form 10-Q
period 1995-06-30
NBC CAPITAL CORP
filed 1995-08-14
CIK 742054

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

                                     FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      June 30, 1995

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

Common Stock, $1 Par Value - 1,200,000 shares as of June 30, 1995.










                          PART I. - FINANCIAL INFORMATION

                              NBC CAPITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME FOR

             THREE MONTHS AND SIX MONTHS ENDED June 30, 1995 AND 1994.

                                   (Unaudited)

(Amounts in thousands, except per share data)

                                    Three Months Ended  Six Months Ended
                                      ________________  ________________
                                       1995     1994     1995     1994
                                      _______  _______  _______  _______

INTEREST INCOME:
  Interest and Fees on Loans          $ 7,631  $ 6,123  $14,857  $11,878
  Interest Income on Balances Due
    From Banks                             14        6       26       13

  Interest on U. S. Treasury
    Securities and U. S. Government
    Agencies and Corp.                  1,783    1,658    3,392    3,284
  Interest on Obligation of States
    and Political Subdivisions            946      766    1,905    1,540
  Interest on Other Securities            103      174      197      419
  Interest on Federal Funds Sold
    and Securities Purchased under
    Agreements to Resell                  116       46      247      122
                                      _______  _______  _______  _______
Total Interest Income                  10,593    8,773   20,624   17,256
INTEREST EXPENSE:
  Interest on Time Certificates
    of Deposit of $100,000 or More        831      580    1,532    1,103
  Interest on Other Deposits            3,683    2,488    6,974    4,927
  Interest on Federal Funds
    Purchased and Securities Sold
    Under Agreement to Repurchase          28       10       46       18
  Interest on Demand Notes Issued
    to the U. S. Treasury and on
    Other Borrowed Money                  168      186      340      379
                                      _______  _______  _______  _______
      Total Interest Expense            4,710    3,264    8,892    6,427
  Net Interest Income                   5,883    5,509   11,732   10,829
Provision for Possible Loan Losses        285      303      570      606
                                      _______  _______  _______  _______
  Net Interest Income After
    Provision for Loan Losses           5,598    5,206   11,162   10,223
                                      _______  _______  _______  _______
NONINTEREST INCOME:
  Income from Fiduciary Activities        207      187      412      375
  Service Charge on Deposit Accounts      848      836    1,709    1,658
  Other Noninterest Income                469      496      882      950
                                      _______  _______  _______  _______
    Total Noninterest Income            1,524    1,519    3,003    2,983
Gains (Losses) on Securities                2       22     (186)      53
                                      _______  _______  _______  _______
NONINTEREST EXPENSE:
  Salaries and Employee Benefits        2,268    2,133    4,607    4,301
  Expense of Premises and Fixed
    Assets                                591      555    1,170    1,088
  Other Noninterest Expense             1,499    1,433    2,847    2,637
                                      _______  _______  _______  _______
    Total Noninterest Expense           4,358    4,121    8,624    8,026
                                      _______  _______  _______  _______
  Income Before Income Taxes            2,766    2,626    5,355    5,233
Applicable Income Taxes                   649      665    1,248    1,329
                                      _______  _______  _______  _______
Income Before Extraordinary Items
  and Other Adjustments                 2,117    1,961    4,107    3,904
Adjustment for implementation of
  FASB 109                                  0        0        0        0
                                      _______  _______  _______  _______

NET INCOME                              2,117    1,961    4,107    3,904

Net Earning Per Share                    1.76     1.63     3.42     3.25




                              NBC CAPITAL CORPORATION

                            CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                                  June 30,    December 31,
                                                    1995         1994
                                                 ___________  __________
ASSETS                                           (Unaudited)   (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                   $    24,502  $   21,679
  Interest-Bearing Balances                              784         375
                                                 ___________  __________
    Total Cash and Due From Banks                     25,286      22,054
Held-To-Maturity Securities (Market
  Value of $34,624 at June 30, 1995
  and $30,460 at December 31, 1994)                   32,059      30,351
Available-For-Sale Securities:
  Mortgage-Backed Securities (Market
    Value of $58,792 at June 30, 1995,
    and $61,255 at December 31, 1994)                 58,792      62,576
  All Other Available-For-Sale
    Securities                                        97,263      83,219
                                                 ___________  __________
    Total Securities                                 188,114     176,146
Federal Funds Sold and Securities
  Purchased Under Agreement to Resell                  1,500       2,500
Loans                                                338,823     327,562
  Less: Unearned Interest                             (3,309)     (4,031)
  Less: Reserve for Loan Losses                       (6,018)     (5,719)
                                                 ___________  __________
    Net Loans                                        329,496     317,812
Bank Premises and Equipment (Net)                     12,278      12,405
Interest Receivable                                    5,165       4,490
Other Real Estate Owned                                  181         668
Other Assets                                           8,591       9,330
                                                 ___________  __________

    TOTAL ASSETS                                 $   570,611  $  545,405
                                                 ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-Bearing                            $    68,783  $   67,460
  Interest-Bearing Time, $100,000 or
    More                                              57,980      57,059
  Other Interest-Bearing                             361,904     331,242
                                                 ___________  __________
    Total Deposits                                   488,667     455,761
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                  5,117      17,800
Demand Notes Issued to the U. S. Treasury              2,554       1,474
Other Borrowed Funds                                  10,237      10,886
Interest Payable                                       1,789       1,671
Other Liabilities                                      3,747       6,158
                                                 ___________  __________

    TOTAL LIABILITIES                                512,111     493,750

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
    3,000,000 shares, Issued and Outstanding
    1,200,000                                          1,200       1,200
Surplus                                               33,002      33,002
Undivided Profits                                     23,922      20,236
Net Unrealized Holding Gains (Losses)
  on Available-for-Sale Securities                       376      (2,783)
                                                  __________  __________
     TOTAL STOCKHOLDERS' EQUITY                       58,500      51,655
                                                  __________  __________
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $  570,611  $  545,405
                                                  ==========  ==========





                              NBC CAPITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED June 30, 1995 AND 1994

                                    (Unaudited)

(Amounts in thousands)
                                                       1995      1994
                                                     ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                         $  4,107  $  3,904
  Adjustments to Reconcile Net Income to
    Net Cash
      Depreciation and Amortization                       677       730
      Deferred Income Taxes (Credits)                     (58)     (714)
      Provision for Loan Losses                           570       606
      (Gain) Loss on Sale of Securities                   186       (53)
      Increase in Interest Receivable                    (675)     (744)
      Increase in Other Assets                           (500)   (4,023)
      Increase in Interest Payable                        118       184
      Increase (Decrease) in Other Liabilities            143      (882)
                                                     ________  ________
  Net Cash Provided by (Used in) Operating
    Activities                                          4,568      (992)

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from Maturities of Securities                9,898    36,544
  Proceeds from Sale of Securities                      7,587     7,000
  Purchase of Securities                              (24,853)  (57,052)
  Increase in Loans                                   (12,253)  (47,361)
  Additions to Bank Premises and Equipment               (395)   (2,470)
                                                     ________  ________
  Net Cash Used in Investing Activities               (20,016)  (63,339)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in Deposits                                 32,905    68,098
  Dividend Paid on Common Stock                          (420)     (396)
  Decrease in Borrowed Funds                          (14,805)     (452)
                                                     ________  ________
  Net Cash Provided by Financing Activities            17,680    67,250

  Net Increase in Cash and Cash Equivalents             2,232     2,919

  Cash and Cash Equivalents at Beginning of Year       24,554    21,409
                                                     ________  ________
  Cash and Cash Equivalents at End of Quarter        $ 26,786  $ 24,328
                                                     ========  ========
Cash Paid during Year for:

  Interest                                           $  8,774  $  6,243

  Income Taxes                                            980     1,123





                              NBC CAPITAL CORPORATION

                               MANAGEMENT'S COMMENTS

                                   June 30, 1995


Net income for the first two quarters totalled $4,106,539 or $3.42 per share, an increase of 5.2% over income for the comparable period in 1994. Return on average assets for the first half year was 1.5%; return on average equity was 14.9%.

Net interest income, up 8.2% over the prior year, continued to contribute significantly to the company's earnings. This important income component has been driven primarily by increase loan volume and a continued low cost of funds. Funds costs have risen in recent months, reflecting the general rise of interest rates in the marketplace. This trend is expected to make future comparable increases in net interest income more difficult to obtain unless loan growth can be maintained. The company's 5.9% reduction in the provision for loan losses reflects the continued high quality of its loan portfolio.

Noninterest income, net of securities losses, has grown 4.0% over the past year. Noninterest expense has increased 7.5% primarily due to increases in salary and benefit costs resulting from normal merit increases as well as the addition of several key officers. Assets totalled $570.6 million at the end of June, up 9.2% from the prior year. This growth was concentrated in the company's loan portfolio which grew 12% over the period to $329.5 million. Loan quality, as noted previously, remains quite strong with non-performing loans totalling .81% of loans outstanding at the end of the period.

Total deposits of $488.7 million reflect an 8.2% increase over the period shown. The company has experienced renewed growth in core time deposits in recent months as interest rates have become somewhat more attractive.

Shareholder's equity of $58.5 million is a strong 10.3% of assets and continue as a primary strength of the company's balance sheet. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 6/30/95, the institution's Tier I, Tier II, and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines. At 6/30/95, $375,485 in consolidated, unrealized holding gains, net of deferred tax, was reflected in equity accounts on Available-for-Sale Securities.

Aggregate cash reserves of $1,615,504 were maintained at 6/30/95 to satisfy federal regulatory requirements.

Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $12,605,673. Also, under regulations controlling national banks, the bank is limited in the amount it may lend to the corporation and such loans are required to be on a fully secured basis.









                          PART II - OTHER INFORMATION


          Item 1   Not Applicable
          Item 2   Not Applicable
          Item 3   Not applicable
          Item 4 The regular Annual Meeting of Shareholders was held 4/11/95. Only one item, the reelection of directors, was presented for shareholder approval. Directors were reelected without opposition with 87% or 1,049,166 votes cast in favor of reelection. Annual Report and Proxy Statement are incorporated herein by reference.
          Item 5   Not Applicable
          Item 6   Annual Report and Proxy Statement herein referenced.


     The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the three month period ending June 30, 1995, have been included.






                           NBC CAPITAL CORPORATION

                                  SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NBC CAPITAL CORPORATION
                                    Registrant



August 8, 1995                      Martha W. Taylor
Date                                Martha W. Taylor
                                    Treasurer and Assistant Secretary