Form 10-Q
period 1995-09-30
NBC CAPITAL CORP
filed 1995-11-13
CIK 742054

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      September 30, 1995

Commission File Number  2-89900

                     NBC CAPITAL CORPORATION
     (Exact name of registrant as specified in its charter.)


    Mississippi                                 64-0694775
(State of other jurisdiction of             (I. R. S. Employer
incorporation or organization)              Identification No.)


NBC Plaza, P. O. Box 1187, Starkville, Mississippi          39760
(Address of principal executive offices)                    (Zip Code)

Registrants's telephone number, including area code:  (601) 323-1341

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value - 1,200,000 shares as of September 30, 1995.





                      PART I. - FINANCIAL INFORMATION
                           NBC CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME FOR
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                      Three Months Ended    Nine Months Ended
                                      ___________________    _________________
                                           1995      1994        1995     1994
                                      ---------  --------     -------  -------
INTEREST INCOME:
  Interest and Fees on Loans              7,823     6,511      22,680   18,389
  Interest Income on Balances
    Due From Banks                          14         0         40        13

  Interest on U. S. Treasury Securities
    and U. S. Government Agencies and
    Corp.                                  1,748     1,480      5,140    4,764
  Interest on Obligation of States and
    Political Subdivisions                   978       775      2,883    2,315
  Interest on Other Securities                97       283        294      702
  Interest on Federal Funds Sold and
    Securities Purchased under Agreements
    to Resell                                 52        46        299      168
                                         -------   -------    -------  -------
Total Interest Income                     10,712     9,095     31,336   26,351
INTEREST EXPENSE:
  Interest on Time Certificates of
    Deposit of $100,000 or More              878       600      2,410    1,703
  Interest on Other Deposits               3,812     2,659     10,786    7,586
  Interest on Federal Funds Purchased
    and Securities Sold Under Agreement
    to Repurchase                             37         0         83       18
  Interest on Demand Notes Issued to the
    U. S. Treasury and on Other Borrowed
    Money                                    176       191        516      570
                                         -------   -------    -------  -------
          Total Interest Expense           4,903     3,450     13,795    9,877
  Net Interest Income                      5,809     5,645     17,541   16,474

Provision for Possible Loan Losses           285       308        855      914
                                         -------   -------    -------  -------
  Net Interest Income After Provision
  for Loan Losses                          5,524     5,337     16,686   15,560
                                         -------   -------    -------  -------
NONINTEREST INCOME:
  Income from Fiduciary Activities           206       188        619      563
  Service Charge on Deposit Accounts         835       838      2,544    2,496
  Other Noninterest Income                   438       530      1,320    1,480
                                         -------   -------    -------  -------
          Total Noninterest Income         1,479     1,556      4,483    4,539
Gains (Losses) on Securities                   4         6       (182)      59
                                         -------   -------    -------  -------
NON INTEREST EXPENSE:
  Salaries and Employee Benefits           2,319     2,214      6,926    6,515
  Expense of Premises and Fixed Assets       596       576      1,766    1,664
  Other Noninterest Expense                1,134     1,297      3,981    3,934
                                         -------   -------    -------  -------
          Total Noninterest Expense        4,049     4,087     12,673   12,113
Income Before Income Taxes                 2,958     2,812      8,314    8,045
Applicable Income Taxes                      708       718      1,956    2,047
Income Before Extraordinary Items and
  Other Adjustments                        2,250     2,094      6,358    5,998
Adjustment for implementation of FASB 109      0         0          0        0
                                         -------   -------    -------  -------
NET INCOME                                 2,250     2,094      6,358    5,998

Net Earning Per Share                       1.88     1.75       5.30      5.00



                     NBC CAPITAL CORPORATION

                   CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                         September 30, 1995  December 31, 1994
ASSETS                                       (unaudited)         (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                   24,964             21,679
  Interest-Bearing Balances                          99                375
                                               --------           --------
    Total Cash and Due From Banks                25,063             22,054
Held-To-Maturity Securities (Market Value of
  $35,282 at September 30, 1995 and $30,460 at
  December 31, 1994)                             32,067             30,351
Available-For-Sale Securities:
  Mortgage-Backed Securities                     56,443             62,576
  All Other Available-For-Sale Securities        98,643             83,219
                                               --------           --------
    Total Securities                            187,153            176,146
Federal Funds Sold and Securities Purchased
  Under Agreement to Resell                       2,900              2,500
Loans                                           345,632            327,562
  Less: Unearned Interest                        (3,046)            (4,031)
  Less: Reserve for Loan Losses                  (6,176)            (5,719)
                                               --------           --------
    Net Loans                                   339,411            317,812
Bank Premises and Equipment (Net)                12,296             12,405
Interest Receivable                               5,160              4,490
Other Real Estate Owned                             125                668
Other Assets                                      8,818              9,330
                                               --------           --------
    TOTAL ASSETS                                580,926            545,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                           71,990             67,460
  Interest-Bearing Time, $100,000 or More        70,654             57,059
  Other Interest-Bearing                        355,021            331,242
                                               --------           --------
    Total Deposits                              497,665            455,761
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                  3,599             17,800
Demand Notes Issued to the U. S. Treasury         2,679              1,474
Other Borrowed Funds                              9,906             10,886
Interest Payable                                  2,051              1,671
Other Liabilities                                 4,083              6,158
                                               --------           --------
    TOTAL LIABILITIES                           519,983            493,750
Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                       1,200              1,200
Surplus                                          33,002             33,002
Undivided Profits                                26,174             20,236
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                     567             (2,783)
                                               --------           --------
     TOTAL STOCKHOLDERS' EQUITY                  60,943             51,655

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   580,926            545,405






                     NBC CAPITAL CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (Unaudited)

(Amounts in thousands)
                                                        1995             1994
                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                             6,358          5,998
  Adjustments to reconcile net income to net cash
    Depreciation and Amortization                        1,003            851
    Deferred Income Taxes (Credits)                       (262)        (1,030)
    Provision for Loan Losses                              855            914
    Gain on Sale of Securities                             182            (59)
    (Increase) Decrease in Interest Receivable            (670)          (733)
    (Increase) Decrease in Other Assets                   (623)        (3,072)
    Increase (Decrease) in Interest Payable                380            226
    Increase (Decrease) in Other Liabilities               604           (245)
                                                       --------       --------
  Net Cash Provided by Operating Activities              7,827          2,850

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Maturities of Securities              13,716         48,458
    Proceeds from Sale of Securities                     7,590         15,104
    Purchase of Securities                             (27,417)       (68,814)
    (Increase) Decrease in Loans                       (22,454)       (56,325)
    Additions to Bank Premises and Equipment              (682)        (2,654)
                                                       --------       --------
  Net Cash Used in Investing Activities                (29,247)       (64,231)

CASH FLOWS FROM FINANCING ACTIVITIES


    Increase (Decrease) in Deposits                      41,904         64,330
    Dividend Paid on Common Stock                          (420)           396)
    Increase (Decrease) in Borrowed Funds               (16,655)        (1,519)
                                                       --------       --------
  Net Cash Provided by Financing Activities              24,829         62,415

  Net Increase (decrease) in Cash and Cash
    Equivalents                                           3,409          1,034

  Cash and Cash Equivalents at Beginning of Year         24,554         21,409
                                                        --------       --------
  Cash and Cash Equivalents at End of Quarter            27,963         22,443

Cash Paid during Year for:


  Interest                                                8,774          9,651

  Income Taxes                                              980          1,754







                     NBC CAPITAL CORPORATION

                      MANAGEMENT'S COMMENTS

                        SEPTEMBER 30, 1995

The company earned $6,357,951 or $5.30 per share for the first three quarters. These totals represent a 6.0% increase over prior year earnings of $5,998,145 or $5.00 per common share.

Net interest income of $17,540,788 is 6.5% above 1994's comparable amount. Although interest margins narrowed during the third quarter, continued growth in loan volume has caused this key income component to remain ahead of last year. The company's Provision for Loan Losses has declined 6.4%. Loan quality remains excellent as evidenced by net loan losses of .11% of the portfolio through three quarters and non-performing loans of .75% of loans outstanding.

Non-interest income, excluding the impact of securities gains (losses) remains essentially unchanged from the previous year. The ability to identify and effectively market new non-interest revenue producing products is a high priority of the company. Also, the company took a planned loss of $.16 per share on securities sales in January to allow for the reinvestment of the sales proceeds into higher yielding, tax free general obligation investments.

The 4.6% growth in non-interest expenses reflects normal operating cost increases. The addition of key personnel, planned increases in various marketing and advertising expenditures, and higher supply costs have all contributed to this total. The company's banking subsidiaries benefitted from Bank Insurance Fund rebates from the FDIC amounting to $.16 per share.

The company's asset growth of 11.9% to $580.9 million has been funded primarily from a strong increase in deposits. Deposits gains aggregated 11.1% to close the quarter at $497.7 million. Loan demand has been consistent throughout the year. Quarter end loans outstanding of $348.6 million are 11.1% above the previous year. Most of the company's loan growth has been concentrated in real estate and commercial credits. Consumer related loans have shown more modest increases.

Shareholders' equity continues to register gains. At $60.9 million, this portion of the balance sheet has grown over 12.7% during the past year. The bank is required to maintain minimum amounts of capital to total risk weighted assets asdefined by the banking regulators. At 9/30/95, the institution's Tier 1, Tier 11 and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines.
At 9/30/95, $567,055 in consolidated, unrealized holding gains, net of deferred tax, was reflected in equity accounts on Available-for-Sale Securities.

Aggregate cash reserves of $504,483 were maintained at 9/30/95 to satisfy federal regulatory requirements.

Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $14,857,085. Also, under regulations controlling national banks, the bank is limited in the amount it may lend to the corporation and such loans are required to be on a fully secured basis.

New branch construction is underway in key Philadelphia and Tuscaloosa locations. We feel these facilities will contribute positively to our competitiveness in these growing markets. Loan and deposit pricing will become increasingly important if strong loan demand continues.












                   PART II - OTHER INFORMATION



          Item 1   Not Applicable
          Item 2   Not Applicable
          Item 3   Not Applicable
          Item 4   Not Applicable
          Item 5   Not Applicable
          Item 6   Not Applicable


     The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the three month period ending September 30, 1995 have been included.




                       NBC CAPITAL CORPORATION

                              SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



September 30, 1995                       Martha W. Taylor
Date                                     Martha W. Taylor
                                         Treasurer and Assistant Secretary