Form 10-K
period 1995-12-31
NBC CAPITAL CORP
filed 1996-03-27
CIK 742054

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the fiscal year ended       December 31, 1995

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

        $54,800,000
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 1,200,000 shares outstanding as of December 31, 1995.


Documents incorporated by reference -

     Annual report to shareholders for 1995 - Parts II and IV
     Proxy statement dated March 18, 1996 - Part III


                                  PART I


ITEM 1 - BUSINESS

NBC Capital Corporation

     NBC Capital Corporation (the Company) is a multi-bank holding company which was organized under the laws of the State of Mississippi in 1984 and was reorganized in 1987 under the laws of the State of Delaware. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce of Mississippi (NBC), a national banking corporation.
On January 1, 1994, the Company acquired 99.2% of the outstanding common stock of First State Bank of Tuscaloosa, Alabama, a state chartered bank. For the year ended December 31, 1995, these financial institutions and their subsidiaries accounted for 100% of the Company's consolidated income and approximately 99% of its consolidated expenses.

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

     During 1995 and 1994, NBC engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during these years.

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

     FSB is located in Tuscaloosa, Alabama, a city with a population of approximately 75,000 people. FSB was acquired by the Company on January 1, 1994. Management of the Company is of the opinion that this acquisition provides for new opportunities for growth and expansion. Tuscaloosa, Alabama, is a city that expects future economic development. As an example, Mercedes is building an automotive plant in the Tuscaloosa area. Management of the Company believes the acquisition of FSB places the Company in a position to participate in the economic development.

     FSB competes with many other financial institutions in the Tuscaloosa area, most of which are larger. FSB had total assets of $78 million at December 31, 1995, and reported net income of $616 thousand for the year ended December 31, 1995. The bank's history has been one of moderate growth and average earnings when compared to its peer group.

     FSB is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of its banking regulators, the State of Alabama and the Federal Deposit Insurance Corporation (FDIC).

     FSB provides a complete line of wholesale and retail services, including mortgage loans. The customer base consists principally of business, industry and individual accounts.

     The Company operates FSB in a conservative fashion while meeting the needs of the community.

     FSB has adopted the asset/liability management policy of NBC. The financial plan calls for a return on assets of 1% and a minimum return on equity (net of goodwill) of 10%.

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 1995 and 1994, its primary activity was limited to its investment in Commerce National Insurance Company (CNI) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

Philadelphia Finance Corporation

     Philadelphia Finance Corporation (Finance), a wholly-owned subsidiary of NBC, is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than that of NBC. Finance has one office located in Philadelphia, Mississippi.

Competition

     NBC and its subsidiaries currently serve five counties and nine municipalities in North Mississippi. Over this same area, the bank competes directly with approximately 15 competing banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The institutions range in asset size of approximately $100 million to in excess of $5 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks depends on whether the reference is made to the branch banks or to their parent banks. Several other competitors are branches or divisions of nationwide companies with more resources than the Company and its subsidiaries.

     FSB is located in Tuscaloosa, Alabama, and has a main office and two branch locations. The bank competes with approximately eight other financial institutions, most of which are larger.
The other institutions range in size from approximately $20 million to $15 billion. Asset size of the competitive banks depends on whether reference is made to the branch banks or to their parent bank. FSB also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies. The acquisition of FSB by the Company provides FSB with access to resources, products, and services previously unavailable, thereby improving its competitive position.


Supervision and Regulation

     The Company and its subsidiaries are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with Federal Deposit Insurance Corporation Improvement Act (FDICIA), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and its subsidiaries may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control if more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. The Act and regulations of the Federal Reserve Board also prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     As a bank holding company, the Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

     In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the subsidiaries. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness of stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

     Dividends paid by the Company are substantially provided from dividends from the banking subsidiaries. Generally, the approval of the bank's regulator is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1995, the banking subsidiaries had available for payment of dividends to the Company, without prior approval of their regulator, approximately $4.7 million.

     The Federal Reserve Board, FDIC and Office of the Comptroller of the Currency (OCC) have established risk-based capital guidelines for holding companies, such as the Company, and banks. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," adequately capitalized," undercapitalized," significantly undercapitalized," and critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's banking subsidiaries for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's banking subsidiaries' FDIC assessment, trust services and asset/liability management. At December 31, 1995, the tier I and total capital ratios, respectively, for the Bank were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

     The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

     (a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC, and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution's rating under the regulatory CAMEL rating system. Institutions with CAMEL ratings of one that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions.

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 1995, the Company's Tier 1 and total capital ratios were 15.4% and 16.6%, respectively.

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The primary supervisory authority of NBC is the OCC, and of FSB is the FDIC. The OCC and FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC and FDIC also impose limitations on the aggregate investment in real estate, bank premises, and furniture and fixtures. In addition to regular examinations, the institution must furnish to its regulator quarterly reports containing a full and accurate statement of its affairs.

     Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

     Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject is certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     National banks are required by the National Bank Act to adhere to branch office banking law, the Bank may open branches throughout Mississippi with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in Mississippi. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law.

     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     Interest and certain other charges collected or contracted by Banks are subject to state usuary laws and certain federal laws concerning interest rates. The loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Executive Officers

     The executive officers of the Company and its bank subsidiaries, National Bank of Commerce of Mississippi and First
State Bank of Tuscaloosa, as of December 31, 1995, are listed below. The title indicates a position held in the Company and the bank subsidiaries.

     Name and Title       Age         Five Year Experience
________________________  ___  __________________________________

L. F. Mallory, Jr.         53  Chairman of the Board and
   Chairman, President           President, NBC Capital
   and Chief Executive           Corporation and NBC of
   Officer                       Mississippi

Bobby Harper               54  Chairman of Executive Committe,
   Chairman of the               NBC Capital Corporation and NBC
   Executive Committee           of Mississippi, and President,
                                 NBC of Mississippi, Columbus
                                 Banking Center

Hunter M. Gholson          63  Secretary of NBC Capital
   Secretary                     Corporation and NBC of
                                 Mississippi

Mark A. Abernathy          39  Prior to joining NBC in 1994, he
   Executive Vice                was Consumer Regional Executive
   President and Chief           Officer of Nations Bank,
   Operating Officer,            Nashville, Tennessee
   NBC Capital
   Corporation and NBC
   of Mississippi

Mrs. Martha W. Taylor      54  Treasurer and Assistant Secretary,
   Treasurer and                 NBC Capital Corporation, and
   Assistant Secretary,          Executive Vice President and
   NBC Capital                   Chief Financial Officer, NBC of
   Corporation and               Mississippi
   Executive Vice
   President and Chief
   Financial Officer,
   NBC of Mississippi

Carl M. Holloway           49  Vice President, NBC Capital
   Vice President, NBC            Corporation and Executive
   Capital Corporation,           Vice President, NBC of
   and Executive Vice             Mississippi
   President, NBC of
   Mississippi

Joel C. Clements           48  Vice President, NBC Capital
   Vice President, NBC            Corporation and Executive
   Capital Corporation            Vice President, NBC of
   and Executive Vice             Mississippi
   President, NBC of
   Mississippi

Clifton B. Fowler          47  Vice President, NBC Capital
   Vice President, NBC            Corporation and President,
   Capital Corporation            NBC of Mississippi, Starkville
   and President, NBC             Banking Center
   of Mississippi,                Has held current position since
   Starkville Banking             November, 1990.  Prior to
   Center                         joining NBC was with Trustmark
                                  National Bank.

Thomas J. Prince, Jr.      54  Vice President, NBC Capital
   Vice President, NBC            Corporation and President, NBC
   Capital Corporation            of Mississippi, Aberdeen
   and President, NBC of          Banking Center
   Mississippi, Aberdeen
   Banking Center

Kenneth A. Madison         63  Vice President, NBC Capital
   Vice President, NBC            Corporation, and President, NBC
   Capital Corporation            of Mississippi, Philadelphia
   and President, NBC of          Banking Center.
   Mississippi,                   Has held current position since
   Philadelphia Banking           March, 1991.  Prior to joining
   Center                         NBC was President and C/E/O of
                                  Bank of Philadelphia,
                                  Philadelphia, Mississippi

Thomas P. Hester           62  President and other positions of
   President, First               First State Bank of Tuscaloosa
   State Bank of
   Tuscaloosa

Rex D. Poole               58  Vice President, NBC Capital
   Vice President, NBC           Corporation and Senior Vice
   Capital Corporation           President and Trust Officer,
   and Senior Vice               NBC of Mississippi
   President and Trust
   Officer, NBC of
   Mississippi

Donald J. Bugea, Jr.       42  Senior Vice President and
   Senior Vice President         Investment Officer, NBC of
   and Investment                Mississippi
   Officer, NBC of               Has held current position since
   Mississippi                   January, 1992.  Prior to joining
                                 NBC was Senior Vice President
                                 and Cashier, NBC of Baton Rouge,
                                 Louisiana

Terrence Y. Dewitt         34  Executive Vice President and other
   Executive Vice                positions of First State Bank of
   President, First              Tuscaloosa
   State Bank of
   Tuscaloosa

Personnel

     At December 31, 1995, NBC and FSB had 318 full-time employees. The Company, Service and CNI had no employees at December 31, 1995. The finance company had three employees.


ITEM 2 - PROPERTIES

     The Company, Service and CNI owned no properties at December 31,
1995.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


                                  PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) The information titled "Market Information" and contained on Page 30 of the Company's annual report to shareholders for the year 1995 is incorporated herein by reference in response to this item and included in this report as
Exhibit 13.a.

 (b) At December 31, 1995, the Company had approximately 1,799 security holders.

 (c) Dividends on common stock were declared semiannually in June and December of the years reported and totaled as follows:

                                                December 31,
                                              1995        1994
                                          ___________  ___________

    Dividends declared, $2.40 per share   $ 2,880,000  $      -

    Dividends declared, $2.05 per share          -       2,460,000
                                          ___________  ___________

                                          $ 2,880,000  $ 2,460,000
                                          ===========  ===========

ITEM 6 - SELECTED FINANCIAL DATA

    The information titled "Selected Financial Data" and contained on Page 30 of the Company's annual report to the shareholders for the year 1995 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.b.


                   SUPPLEMENTAL STATISTICAL INFORMATION

  I. Distribution of Assets, Liabilities, and Stockholders'
     Equity; Interest Rates and Interest Differential

     A. Average balance sheets (consolidated):


                                                    In Thousands)
                                                1995     1994     1993
              Assets                          ________ ________ ________

        Cash and due from banks               $ 20,406 $ 19,515 $ 14,557
        Securities:
          Taxable                              115,574  120,870  127,822
          Non-taxable                           68,934   57,649   49,743
                                              ________ ________ ________
            Total securities                   184,508  178,519  177,565
        Federal funds sold and
          securities purchased under
          agreement to resell                    6,809    4,882    4,909
        Loans, net of unearned
          interest                             338,631  306,702  240,509
        Less reserve for loan losses             6,136    5,488    3,805
                                              ________ ________ ________
          Net loans                            332,495  301,214  236,704
        Other assets                            26,483   23,582   15,711
                                              ________ ________ ________

        Total Assets                          $570,701 $527,712 $449,446
                                              ======== ======== ========

              Liabilities and
              Stockholders' Equity

        Deposits:
          Noninterest-bearing                 $ 69,058 $ 65,010 $ 49,718
          Interest-bearing                     422,451  386,000  332,731
                                              ________ ________ ________
            Total deposits                     491,509  451,010  382,449
        Federal funds purchased and
          securities sold under
          agreement to repurchase                2,185    5,557      516
        Borrowed funds                          11,670   13,367   11,922
        Other liabilities                        6,601    5,111    6,223
                                              ________ ________ ________
          Total liabilities                    511,965  475,045  401,110

        Stockholders' equity                    58,736   52,667   48,336
                                              ________ ________ ________

        Total Liabilities and
        Stockholders' Equity                  $570,701 $527,712 $449,446
                                              ======== ======== ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

                                                    ($ In Thousands)
                                                    Average Balance

                                                1995     1994     1993
                                              ________ ________ ________

     EARNING ASSETS
     Net loans                                $332,495 $301,214 $236,704
     Federal funds sold and securities
       purchased under agreement to resell       6,809    4,882    4,909
     Securities:
       Taxable                                 115,574  120,870  127,822
       Nontaxable                               68,934   57,649   49,743
                                              ________ ________ ________

     Totals                                    523,812  484,615  419,178
                                              ________ ________ ________

     INTEREST-BEARING LIABILITIES
     Interest-bearing deposits                 422,451  386,000  332,731
     Borrowed funds and federal funds
       purchased and securities sold
       under agreement to repurchase            13,855   18,924   12,438
                                              ________ ________ ________

       Totals                                  436,306  404,924  345,169
                                              ________ ________ ________

     Net Amounts                              $ 87,506 $ 79,691 $ 74,009
                                              ======== ======== ========

                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        and
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________

                                   1995    1994    1993   1995 1994 1993
                                 _______ _______ _______  ____ ____ ____

     EARNING ASSETS
     Net loans                   $30,731 $25,217 $19,097  9.24 8.37 8.07
     Federal funds sold and
       securities purchased
       under agreement to
       resell                        446     258     144  6.55 5.28 2.93
     Securities:
       Taxable                     7,233   7,231   8,095  6.26 5.98 6.33
       Nontaxable                  3,840   3,107   2,942  5.57 5.39 5.91
                                 _______ _______ _______

       Totals                     42,250  35,813  30,278  8.06 7.39 7.22
                                 _______ _______ _______

     INTEREST-BEARING
     LIABILITIES
     Interest-bearing deposits    17,906  12,747  10,866  4.24 3.30 3.27
     Borrowed funds and federal
       funds purchased and
       securities sold under
       agreement to repurchase       779     798     674  5.62 4.22 5.42
                                 _______ _______ _______

       Totals                     18,685  13,545  11,540  4.28 3.35 3.34
                                 _______ _______ _______

     Net Amounts                 $23,565 $22,268 $18,738
                                 ======= ======= =======

     Net yield on earning assets                          4.50 4.59 4.47

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


     C.  Increase (Decrease) in Interest Income and Interest
         Expense

     The following table analyzes the changes in both the rate and volume components of net interest revenue:

                            (In Thousands)         (In Thousands)
                            1995 Over 1994         1994 Over 1993
                        ____________________   ____________________
                            Change Due To:         Change Due To:
                        ____________________   ____________________
                         Total  Rate  Volume    Total  Rate  Volume
                        ______ ______ ______   ______ ______ ______

     EARNING ASSETS
     Net loans          $5,514 $2,757 $2,757   $6,120 $  734 $5,386
     Federal funds
       sold and
       securities
       purchased under
       agreement to
       resell              188     71    117      114    115     (1)
       Securities:
         Taxable             2     32    (30)    (864)  (435)  (429)
         Nontaxable        733    107    626      165   (205)   370
                        ______ ______ ______   ______ ______ ______

     Totals             $6,437 $2,967 $3,470   $5,535 $  209 $5,326
                        ====== ====== ======   ====== ====== ======

     INTEREST-BEARING
     LIABILITIES
     Interest-bearing
       deposits         $5,159 $3,874 $1,285   $1,881 $  102 $1,779
     Interest on
       borrowed funds
       and federal
       funds purchased
       and securities
       sold under
       agreement to
       repurchase          (19)    80    (99)     124    (91)   215
                        ______ ______ ______   ______ ______ ______

     Totals             $5,140 $3,954 $1,186   $2,005 $   11 $1,994
                        ====== ====== ======   ====== ====== ======

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


 II. INVESTMENT PORTFOLIO


     A. The following tables presents the book values of securities as of the dates indicated:

                                                  (In Thousands)
                                                   December 31,
                                           ____________________________

                                             1995      1994      1993
                                           ________  ________  ________

         U. S. Treasury                    $ 26,039  $ 23,907  $ 11,359
         U. S. Government agencies and
           mortgage-backed securities        81,300    76,779    93,157
         States and political
           subdivisions                      66,950    70,917    56,333
         Other                                5,054     4,543     4,196
                                           ________  ________  ________

         Total book value                  $179,343  $176,146  $165,045
                                           ========  ========  ========

      B. The following table sets forth the maturities of investment and mortgage-backed securities (book values) at December 31, 1995, and the weighted average yield of such securities:

                                             ($ In Thousands)
                                          Weighted Average Yield
                               _________________________________________

                                  0-1  Yield   1-5   Yield   5-10  Yield
                                 Year   (%)   Years   (%)   Years   (%)
                               _______ _____ _______ _____ _______ _____
         Securities:

           U. S. Treasury      $ 8,528  5.0% $17,402  6.4% $   109  7.5%

           U. S. Government
             agencies            5,061  5.6%  20,732  6.7%      49  6.7%
           States and
             political
             subdivisions        5,158  5.8%  29,403  4.9%   9,200  6.6%
           Other                   -     -     1,021  6.4%     310  6.7%
                               _______       _______       _______

         Total                 $18,747       $68,558       $ 9,668
                               =======       =======       =======


                                 10+   Yield
                                Years   (%)
                               _______ _____

        States and political
          subdivisions         $23,189  6.3%
        Other                    3,723  5.6%
                               _______

        Total                  $26,912
                               =======

                                Book   Yield
                                Value   (%)
                               _______ _____
        Mortgage-backed
          securities           $55,458  6.2%
                               =======

        NOTE: Interest and yields on tax-exempt obligations are not on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.


     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 1995, there were no securities from any issues in excess of 10% of stockholders' equity.


III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                          (In Thousands)
                                            December 31,
                           _____________________________________________

               Type          1995     1994     1993     1992     1991
         _________________ ________ ________ ________ ________ ________

         Commercial,
          financial and
          agriculture      $ 56,219 $ 51,541 $ 35,177 $ 33,814 $ 37,970
         Real estate -
          construction       11,892   12,372    2,777    3,491    3,439
         Real estate -
          mortgage          193,686  178,391  140,162  123,535  113,019
         Installment
          loans to
          individuals        83,281   79,961   73,756   66,211   61,340
         Other                5,989    5,297    5,654    5,522    9,308
                           ________ ________ ________ ________ ________
          Total loans       351,067  327,562  257,526  232,573  225,076
         Unearned interest   (2,649)  (4,031)  (5,597)  (5,600)  (6,404)
                           ________ ________ ________ ________ ________

                           $348,418 $323,531 $251,929 $226,973 $218,672
                           ======== ======== ======== ======== ========

   B. Maturities and sensitivities of loans to changes in interest rates:

                                                 (In Thousands)
                                                December 31, 1995
                                       _________________________________
                                               Maturing
                                       ________________________
                                        Within    1-5    Over
                      Type              1 Year   Years  5 Years  Total
         ____________________________  ________ _______ _______ ________

         Commercial, financial and
           agricultural                $ 48,588 $ 6,790 $   841 $ 56,219
         Real estate - construction 11,385 507 - 11,892 Other loans, excluding real estate - mortgage and
           installment loans              5,520     469     -      5,989
                                       ________ _______ _______ ________

                                       $ 65,493 $ 7,766 $   841 $ 74,100
                                       ======== ======= ======= ========
         Loans with:  (1)
           Predetermined interest
             rates                     $ 37,152 $97,090 $18,056 $152,298
           Floating interest rates      196,464     270       6  196,740
                                       ________ _______ _______ ________

                                       $233,616 $97,360 $18,062 $349,038
                                       ======== ======= ======= ========

      (1)  Excludes nonaccrual loans of $2,028.


   C. Nonperforming loans

      1. The following tables states the aggregate amount of loans which were nonperforming in nature:

                                               ( In Thousands )
                                                 December 31,
                                      __________________________________
                       Type            1995   1994   1993   1992   1991
             _______________________  ______ ______ ______ ______ ______

             Loans accounted for on
               a nonaccrual basis     $2,028 $1,397 $1,451 $1,442 $  987
                                      ====== ====== ====== ====== ======

             Accruing loans past due
               90 days or more        $  447 $  601 $  484 $  794 $1,469
                                      ====== ====== ====== ====== ======


             Renegotiated "troubled"
               debt                   $  390 $  306 $  853 $  632 $  100
                                      ====== ====== ====== ====== ======

      2. There were no loan concentrations in excess of 10% of total loans at December 31, 1995.

      3.  There were no outstanding foreign loans at December 31, 1995.

      4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

      5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 1995, 1994, and 1993.

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

      7. At December 31, 1995, management was not aware of any potential problem loans not previously disclosed.

   D. Other interest-bearing assets

      There were no other interest-bearing non-performing assets at December 31, 1995.


 IV.  Summary of Loan Loss Experience

   A. An analysis of the loan loss experience for the periods indicated is as follows:

                                         ($ In Thousands)
                                            December 31,
                              ________________________________________
                               1995    1994    1993     1992    1991
                              ______  ______  ______  _______  _______

        Beginning balance     $5,719  $4,450  $3,204  $ 2,796  $ 2,127
                              ______  ______  ______  _______  _______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural       (237)    (78)   (151)    (743)  (1,030)
             Real estate        (109)   (239)    (80)    (413)    (454)
            Installment
             loans and
             other              (422)   (392)   (427)    (822)  (1,751)
                              ______  ______  ______  _______  _______
        Total charge-offs       (768)   (709)   (658)  (1,978)  (3,235)
                              ______  ______  ______  _______  _______
        Recoveries:
          Domestic:
            Commercial,
              financial and
               agricultural       54      48     122       79       66
             Real estate          40      25      31       97       14
             Installment
              loans and
               other             209     177     116      181      123
                              ______  ______  ______  _______  _______
        Total recoveries         303     250     269      357      203
                              ______  ______  ______  _______  _______
        Net charge-off          (465)   (459)   (389)  (1,621)  (3,032)
                              ______  ______  ______  _______  _______
        Reserve of
          acquired bank           -      494      -        -     2,090

        Provision charged
          to operations        1,165   1,234   1,635    2,029    1,611
                              ______  ______  ______  _______  _______

        Ending balance        $6,419  $5,719  $4,450  $ 3,204  $ 2,796
                              ======  ======  ======  =======  =======

        Ratio of net
          charge-offs to
          average loans
          outstanding            .14     .15     .13      .75     1.45

        Ratio of reserve
          for loan losses
          to loans out-
          standing at year
          end                   1.84    1.77    1.77     1.41     1.28

     B. Determination of Reserve for Loan Losses

        The information contained in Note A-6 to the financial statements of the annual report to shareholders is incorporated herein by reference and included in this report as Exhibit 13.d.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC and FSB originate loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 1995, these loans totaled $212 million or approximately 60% of the loan portfolio.

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

        Consumer and Other Loans

        NBC and FSB offer consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totalled $83 million or 24% of total loans at December 31, 1995. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

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

        NBC and FSB make commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Nonreal estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 1995, NBC and FSB's commercial business loans represented approximately 13% of its total loan portfolio.

     D. For the year 1996, losses for all loan categories, as a percentage of average loans, are expected to approximate that of 1995.

  V. Deposits


                                            ($ In Thousands)
                                     1995         1994         1993
                               _____________ _____________ _____________

                                Amount  Rate  Amount  Rate  Amount  Rate
                               ________ ____ ________ ____ ________ ____

     A. Average deposits
        Domestic:
          Noninterest-
            bearing
            deposits           $ 69,058   -  $ 65,010   -  $ 49,718   -
          Interest-
             bearing demand
             deposits (1)       156,657 3.1%  141,988 2.3%  108,167 2.5%
           Savings deposits      32,122 2.5%   30,717 2.5%   27,862 2.8%
           Time deposits        233,672 5.3%  213,295 4.0%  196,702 3.7%
        Foreign                   N/A           N/A           N/A
                               ________      ________      ________

          Total                $491,509      $451,010      $382,449
                               ========      ========      ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 1995:

                                             (In
                                          Thousands)
                                           3 Months  6 Months
                                 3 Months  Through    Through    Over
                          Total  Or Less   6 Months  12 Months 12 Months
                         _______ ________ __________ _________ _________

        Time
          certificates
          of deposit
          of $100,000
          or more        $67,526 $ 33,304 $   11,212 $  17,212 $   5,798
                         ======= ======== ========== ========= =========

      E. Foreign office time deposits of $100,000 or more

        Not applicable

 VI.  Return on Equity and Assets

      The following financial ratios are presented for analytical purposes:

                                                       December 31,
                                                     ________________
                                                     1995  1994  1993
                                                     ____  ____  ____

   Return on assets (net income divided by total
     average assets)                                  1.4   1.4   1.4

   Return on equity (net income divided by average
     equity)                                         13.3  13.6  13.1

   Dividend payout ratio (dividends per share
     divided by net income per share)                36.9  34.4  33.1

   Equity to asset ratio (average equity divided
     by average total assets)                        10.3  10.0  10.8

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

   For 1995, the Company and its subsidiaries had no short-term borrowings in excess of 30% of stockholders' equity.


VIII. Capital adequacy data

      Total capital of the Company as a percentage of total adjusted assets was as follows:

                                               ($ In Thousands)
                                                  December 31,
                                               __________________
                                                 1995      1994
                                               ________  ________

      Total assets                             $576,215  $545,405
      Allowance for loan losses                   6,419     5,719
                                               ________  ________

         Total adjusted assets                 $582,634  $551,124
                                               ========  ========

      Total stockholders' equity
         (excluding unrealized loss)           $ 59,366  $ 54,438
      Allowance for loan losses                   6,419     5,719
      Other components of capital                   -          -
                                               ________  ________
         Total primary capital                   65,785    60,157
         Total secondary capital                    -          -
                                               ________  ________

      Total capital                            $ 65,785  $ 60,157
                                               ========  ========

      Ratio of total capital to total
         adjusted assets                           11.3      10.9

      Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 1995 and 1994, are as follows:

                                                    December 31,
                                                   ______________
                                                    1995    1994
                                                   ______  ______

      Tier 1 capital percentage                     15.4%   14.8%
      Total capital percentage                      16.6%   16.1%

      The Company's capital ratios exceed the minimum capital requirements at December 31, 1995, and management expects this to continue.


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


                                           ($ In Thousands)
                                           December 31, 1995
                                 _______________________________________
                                  Interest Sensitive Within (Cumulative)
                                 _______________________________________
                                                               Total of
                                                               Interest-
                                  Within    Within     Within   Earning
                                 3 Months  12 Months  5 Years   Assets
                                 ________  _________  ________  ________
      Interest-earning assets:
       Loans                     $179,148  $ 244,360  $331,979  $351,067
       Investment and mortgage-
        backed securities          15,515     45,875   147,697   179,343
       Federal funds sold and
        other                       4,401      4,401     4,401     4,401
                                 ________  _________  ________  ________

       Totals                    $199,064  $ 294,636  $484,077  $534,811
                                 ========  =========  ========  ========

      Interest-bearing
       liabilities:
        Deposits and
         borrowed funds          $208,841  $ 323,937  $436,012  $436,448
                                 ========  =========  ========  ========
      Sensitivity gap:
       Dollar amount             $ (9,777) $ (29,301) $ 48,065

      Percent of total
       interest-earning
       assets                       (4.9%)    (10.0%)     9.9%

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

   At December 31, 1995, total interest-earning assets maturing or repricing within one year was less than interest-bearing liabilities maturing or repricing within the same time period by $29 million (cumulative), representing a negative cumulative one year gap of 10% of earning assets. Management of the Company believes this is the proper position in the current interest rate environment.

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

   Risk monitoring consists of evaluating the "base strategy" and the assumptions used in its development based upon the current interest rate environment. This evaluation is performed quarterly by management or more often in a rapidly changing interest rate situation and monitored by an Asset/Liability Management Committee.

   Risk control is utilized based upon the setting of guidelines as to the tolerance for interest rate exposure.
   These guidelines are set by senior management and approved by the board of directors.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   The information contained on Pages 28 and 29 of the Company's
1995 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as
Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company, together with the report thereon of T. E. Lott & Company, independent accountants, are set forth on Pages 9 - 27 of the Company's 1995 annual report to shareholders which is incorporated herein by reference and included in this report as
Exhibit 13.d.


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.




                                 PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Reference is made to the material under the captions, "Election of Directors", "Executive Compensation and Other
Information," of the Company's proxy statement which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

   Reference is made to the caption, "Executive Compensation and Other Information" Pages 8 - 14 of the proxy statement which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   Reference is made to Pages 2 - 8 of the Company's proxy statement which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to Pages 13 - 14, "Other Information" of the Company's proxy statement which is incorporated herein by reference.


                                  PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) Documents filed as part of this report:

    1. Financial Statements

       The consolidated financial statements for the years ended December 31, 1995 and 1994, together with the report of
       T. E. Lott & Company, independent accountants, dated January 17, 1996, appearing on Pages 9 - 27 of the 1995 annual report to shareholders, are attached as Exhibit 13.d. to this Form 10K Annual Report.

    2. Financial Statement Schedules

       Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3. Exhibits:

        1. -  2.   None

          3.       Articles of Incorporation and By-Laws:
                    (Reference is made to Exhibits 3.1 and 3.2 of the Company's Registration Statement on Form S-14 filed on April 5, 1984, with the Securities and Exchange Commission.)

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

       14. - 21.   None

         22.       Subsidiaries of Company

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1995.


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

    S/Mark A. Abernathy                  S/Bobby Harper
____________________________          ___________________________
         (Director)                             (Director)

    S/Carl M. Holloway                   S/J. Nutie Dowdle
____________________________          ___________________________
         (Director)                             (Director)

    S/Clifton B. Fowler                  S/Allen B. Puckett, III
____________________________          ___________________________
         (Director)                             (Director)

    S/Edith D. Millsaps                  S/Thomas J. Prince
____________________________          ___________________________
         (Director)                             (Director)

    S/William Ward                       S/R. D. Miller
____________________________          ___________________________
         (Director)                             (Director)

    S/Sammy J. Smith                     S/L. F. Mallory, Jr.
____________________________          ___________________________
         (Director)                             (Director)

    S/Henry Weiss
____________________________
         (Director)

Date:  March 27, 1996