Form 10-Q
period 1996-03-31
NBC CAPITAL CORP
filed 1996-05-13
CIK 742054

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      March 31, 1996

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

Common Stock, $1 Par Value - 1,200,000 shares as of March 31, 1996.





                       PART I. - FINANCIAL INFORMATION

                           NBC CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME FOR
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995.
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                                 Three Months Ended
                                                 __________________
                                                    1996     1995
                                                 ________  ________
INTEREST INCOME:
  Interest and Fees on Loans                     $  7,920  $  7,226

  Interest Income on Balances Due From Banks            5        12

  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.             1,672     1,609
  Interest on Obligation of States and
    Political Subdivisions                            950       959

  Interest on Other Securities                         94        94
  Interest on Federal Funds Sold and
    Securities Purchased under Agreements
    to Resell                                         133       131
                                                 ________  ________
  Total Interest Income                            10,774    10,031

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                  943       701
  Interest on Other Deposits                        3,735     3,291
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to
    Repurchase                                          5        18
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money              152       172
                                                 ________  ________
  Total Interest Expense                            4,835     4,182
                                                 ________  ________
  Net Interest Income                               5,939     5,849
Provision for Possible Loan Losses                    291       285
                                                 ________  ________
  Net Interest Income After Provision for
  Loan Losses                                       5,648     5,564

NONINTEREST INCOME:
  Income from Fiduciary Activities                    227       206
  Service Charge on Deposit Accounts                  859       861
  Other Noninterest Income                            463       413
                                                 ________  ________

  Total Noninterest Income                          1,549     1,480

Gains (Losses) on Securities                            3      (188)

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                    2,462     2,339
  Expense of Premises and Fixed Assets                616       579
  Other Noninterest Expense                         1,249     1,348
                                                 ________  ________
  Total Noninterest Expense                         4,327     4,266
                                                 ________  ________
Income Before Income Taxes                          2,873     2,590
Applicable Income Taxes                               756       599
Income Before Extraordinary Items and Other
  Adjustments                                       2,117     1,991
Adjustment for implementation of FASB 109               0         0
                                                 ________  ________

NET INCOME                                       $  2,117  $  1,991

                                                 ========  ========
Net Earning Per Share                            $   1.76  $   1.66




                           NBC CAPITAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)


                                            March 31,    December 31,
                                               1996          1995
                                           ___________   ___________
ASSETS                                     (Unaudited)    (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances             $    24,745   $    23,992
  Interest-Bearing Balances                        297           801
                                           ___________   ___________
    Total Cash and Due From Banks               25,042        24,793
Held-To-Maturity Securities (Market
  Value of $35,282 at September 30,
  1995 and $30,460 at December 31,
  1994)                                         31,829        32,073
Available-For-Sale Securities
  Mortgage-Backed Securities                    51,622        55,457
  All Other Available-For-Sale Securities      103,491        91,813
                                           ___________   ___________
    Total Securities                           186,942       179,343
Federal Funds Sold and Securities
  Purchased Under Agreement to Resell            9,500         3,600
Loans                                          352,575       351,067
  Less: Unearned Interest                       (2,061)       (2,649)
  Less: Reserve for Loan Losses                 (6,581)       (6,420)
                                           ___________   ___________
    Net Loans                                  343,933       341,998
Bank Premises and Equipment (Net)               13,171        12,661
Interest Receivable                              5,142         5,519
Other Real Estate Owned                            110           118
Other Assets                                     9,910         8,183
                                           ___________   ___________

    TOTAL ASSETS                           $   593,750   $   576,215
                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                     $    72,237   $    70,360
  Interest-Bearing Time, $100,000 or
    More                                        77,709        67,526
  Other Interest-Bearing                       363,961       358,897
                                           ___________   ___________

    Total Deposits                             513,907       496,783
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase               93             0
Demand Notes Issued to the U. S.
  Treasury                                       2,346           456
Other Borrowed Funds                             9,230         9,570
Interest Payable                                 2,012         2,346
Other Liabilities                                4,348         6,788
                                           ___________   ___________

    TOTAL LIABILITIES                          531,936       515,943

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and
  Outstanding 1,200,000                          1,200         1,200
Surplus                                         33,002        33,002
Undivided Profits                               27,281        25,164
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                    331           906
                                           ___________   ___________

     TOTAL STOCKHOLDERS' EQUITY                 61,814        60,272
                                           ___________   ___________
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $   593,750   $   576,215
                                           ===========   ===========





                           NBC CAPITAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                 (Unaudited)

(Amounts in thousands)
                                                   1996       1995
                                                _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                    $   2,117   $   1,991

  Adjustments to reconcile net income to
    net cash:
      Depreciation and Amortization                   421         335
      Deferred Income Taxes (Credits)                 853         (33)
      Provision for Loan Losses                       291         285
      Gain on Sale of Securities                       (3)        188
      (Increase) Decrease in Interest
        Receivable                                    378        (240)
      (Increase) Decrease in Other Assets          (2,425)       (514)
      Increase (Decrease) in Interest Payable        (334)         84
      Increase (Decrease) in Other Liabilities        (94)     (1,659)
                                                _________   _________

  Net Cash Provided by Operating Activities         1,204         437

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from Maturities of Securities            5,840       3,648
  Proceeds from Sale of Securities                      3       7,584
  Purchase of Securities                          (14,311)    (16,301)
  (Increase) Decrease in Loans                     (2,225)     (1,548)
  Additions to Bank Premises and Equipment           (783)       (308)
                                                _________   _________

  Net Cash Used in Investing Activities           (11,476)     (6,925)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (Decrease) in Deposits                  17,124      27,159
  Dividend Paid on Common Stock                         0           0
  Increase (Decrease) in Borrowed Funds              (703)    (19,509)
                                                _________   _________

  Net Cash Provided by Financing Activities        16,421       7,650
                                                _________   _________
  Net Increase (decrease) in Cash and Cash
    Equivalents                                     6,149       1,162

  Cash and Cash Equivalents at Beginning
    of Year                                        28,393      24,554
                                                _________   _________

  Cash and Cash Equivalents at End of Quarter   $  34,542   $  25,716
                                                =========   =========
Cash Paid during Year for:

  Interest                                      $   5,170   $   4,098

  Income Taxes                                        422         365






                           NBC CAPITAL CORPORATION

                            MANAGEMENT'S COMMENTS

                                MARCH 31, 1996



Earnings for 1996's first quarter grew 6.3% to $2,116,876 or $1.76 per share. The first quarter's income annualized represents a 1.5% return on average assets, an attractive return relative to peer comparisons and in line with the company's objectives.

Although the company's net interest income grew slightly during the period, its interest margin contracted 20 basis points as interest expense grew more rapidly than interest income. Fifty-five percent (55%) of the company's loan portfolio is composed of variable rate loans, mostly indexed to prime. The company has been unwilling to pass the full 75 basis point reduction in prime experienced since last July over to the deposit side of the balance sheet since deposits are needed to support the current level of loans.

Non-interest income increased by 4.6% for the period. The modest 1.4% increase in non-interest expense was influenced favorably by continued reductions in Bank Insurance Fund premiums.

NBC's balance sheet continues to denote steady growth. Deposits grew 6.4% to a record $513.9 million. Deposit growth has been used to fund a $24.9 million or 7.8% increase in loans over the past year. Loan quality remained excellent as evidenced by the .53% non-performing loans total, and past due loans (less than 30 days) being below 2%. Asset growth of 7.0% to $593.8 million and shareholders' equity gains of 12.0% to $61.8 million complete a summarical review of the balance sheet.

A heavy emphasis continues on improving our sales and service, expanding our product lines, and improving our delivery systems and efficiency. Our branding as "TODAY'S BANK" will provide an appealing and flexible means for us to communicate many of the efforts being undertaken by NBC.

Shareholders' equity continues to register gains. At $61.8 million, this portion of the balance sheet has grown over 11.9% during the past year. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 3/31/96, the institution's Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines. At 3/31/96, $330,813 in consolidated, unrealized holding gains, net of deferred tax, was reflected in equity accounts on Available-for-Sale Securities.

Aggregate cash reserves of $2,927,012 were maintained at 3/31/96 to satisfy federal regulatory requirements.

Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $11,723,012. Also, under regulations controlling national banks, the bank is limited in the amount it may lend to the corporation and such loans are required to be on a fully secured basis.

The company's Alabama subsidiary, the former First State Bank of Tuscaloosa, Alabama, was converted to a national bank charter and took on the name of National Bank of Commerce, Tuscaloosa on March 18. The conversion was handled in a highly positive manner throughout the Tuscaloosa market and allows for a common identity throughout the company.





                         PART II - OTHER INFORMATION



          Item 1   Not Applicable
          Item 2   Not Applicable
          Item 3   Not Applicable
          Item 4   Not Applicable
          Item 5   Not Applicable
          Item 6   Not Applicable


     The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the three month period ending March 31, 1996, have been included.




                           NBC CAPITAL CORPORATION

                                  SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NBC CAPITAL CORPORATION
                                    Registrant



May 13, 1996                        Martha W. Taylor
Date                                Martha W. Taylor
                                    Treasurer and Assistant Secretary