Form 10-Q
period 1996-06-30
NBC CAPITAL CORP
filed 1996-08-12
CIK 742054

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      June 30, 1996

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

Common Stock, $1 Par Value - 1,200,000 shares as of June 30, 1996.



                       PART I. - FINANCIAL INFORMATION

                           NBC CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME FOR
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                                   Six Months Ended
                                                  __________________
                                                    1996     1995
                                                  ________  ________
INTEREST INCOME:
  Interest and Fees on Loans                      $ 15,981  $ 14,857
  Interest Income on Balances Due From Banks            11        26
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.              3,352     3,292
  Interest on Obligation of States and
    Political Subdivisions                           1,899     1,905
  Interest on Other Securities                         188       197
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell               228       247
                                                  ________  ________
Total Interest Income                               21,659    20,524

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                 1,866     1,532
  Interest on Other Deposits                         7,412     6,974
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to
    Repurchase                                           7        46
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money               300       340
                                                  ________  ________
      Total Interest Expense                         9,585     8,892
                                                  ________  ________
  Net Interest Income                               12,074    11,632
Provision for Possible Loan Losses                     582       570
                                                  ________  ________
  Net Interest Income After Provision for
    Loan Losses                                     11,492    11,062

NONINTEREST INCOME:
  Income from Fiduciary Activities                     454       413
  Service Charge on Deposit Accounts                 1,729     1,709
  Other Noninterest Income                             985       981
                                                  ________  ________

      Total Noninterest Income                       3,168     3,103

Gains (Losses) on Securities                             6      (186)
                                                  ________  ________

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                     4,969     4,607
  Expense of Premises and Fixed Assets               1,243     1,170
  Other Noninterest Expense                          2,719     2,847
                                                  ________  ________
      Total Noninterest Expense                      8,931     8,624
                                                  ________  ________
Income Before Income Taxes                           5,735     5,355
Applicable Income Taxes                              1,494     1,248
                                                  ________  ________
Income Before Extraordinary Items and Other
  Adjustments                                        4,241     4,107
Adjustment for implementation of FASB 109                0         0
                                                  ________  ________

NET INCOME                                        $  4,241  $  4,107
                                                  ========  ========
Net Earning Per Share                             $   3.53  $   3.42



                           NBC CAPITAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                             June 30,    December 31,
                                               1996         1995
                                           ____________  ____________
ASSETS                                      (Unaudited)    (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances             $     23,816  $     23,992
  Interest-Bearing Balances                         442           801
                                           ____________  ____________
    Total Cash and Due From Banks                24,258        24,793
Held-To-Maturity Securities (Market Value
  of $33,996 at June 30, 1996 and $35,234
  at December 31, 1995)                          31,811        32,073
Available-For-Sale Securities:
  Mortgage-Backed Securities                     46,754        55,457
  All Other Available-For-Sale Securities        99,398        91,813
                                           ____________  ____________
    Total Securities                            177,963       179,343
Federal Funds Sold and Securities
  Purchased Under Agreement to Resell            10,600         3,600
Loans                                           362,966       351,067
  Less: Unearned Interest                        (1,607)       (2,649)
  Less: Reserve for Loan Losses                  (6,764)       (6,420)
                                           ____________  ____________
    Net Loans                                   354,595       341,998
Bank Premises and Equipment (Net)                13,072        12,661
Interest Receivable                               5,751         5,519
Other Real Estate Owned                              69           118
Other Assets                                     10,229         8,183
                                           ____________  ____________

    TOTAL ASSETS                           $    596,537  $    576,215
                                           ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-Bearing                      $     74,146  $     70,360
  Interest-Bearing Time, $100,000 or More        81,519        67,526
  Other Interest-Bearing                        359,681       358,897
                                           ____________  ____________
    Total Deposits                              515,346       496,783
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                10             0
Demand Notes Issued to the U. S. Treasury         2,705           456
Other Borrowed Funds                              8,885         9,570
Interest Payable                                  2,017         2,346
Other Liabilities                                 4,862         6,788
                                           ____________  ____________
    TOTAL LIABILITIES                           533,825       515,943

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
    3,000,000 shares, Issued and
    Outstanding 1,200,000                         1,200         1,200
Surplus                                          33,002        33,002
Undivided Profits                                28,962        25,164
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                    (452)          906
                                           ____________  ____________
     TOTAL STOCKHOLDERS' EQUITY                  62,712        60,272
                                           ____________  ____________
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                              $    596,537  $    576,215
                                           ============  ============



                           NBC CAPITAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                 (Unaudited)

(Amounts in thousands)
                                                    1996       1995
                                                 _________  _________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                     $  4,241   $  4,107
  Adjustments to reconcile net income to net
    cash:
      Depreciation and Amortization                   756        676
      Deferred Income Taxes (Credits)               1,247        (58)
      Provision for Loan Losses                       582        570
      Gain on Sale of Securities                       (6)       186
      (Increase) Decrease in Interest
        Receivable                                   (232)      (675)
      (Increase) Decrease in Other Assets          (2,753)      (500)
      Increase (Decrease) in Interest Payable        (329)       118
      Increase (Decrease) in Other Liabilities        779        143
                                                 _________  _________
  Net Cash Provided by Operating Activities         4,285      4,567

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Maturities of Securities          7,290      9,898
    Proceeds from Sale of Securities                1,006      7,587
    Purchase of Securities                         (8,967)   (24,853)
    (Increase) Decrease in Loans                  (13,179)   (12,253)
    Additions to Bank Premises and Equipment         (960)      (395)
                                                 _________  _________
    Net Cash Used in Investing Activities         (14,810)   (20,016)

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (Decrease) in Deposits                18,563     32,905
    Dividend Paid on Common Stock                    (444)      (420)
    Increase (Decrease) in Borrowed Funds          (1,131)   (14,805)
                                                 _________  _________
    Net Cash Provided by Financing Activities      16,988     17,680
                                                 _________  _________
  Net Increase (decrease) in Cash and Cash
    Equivalents                                     6,463      2,231

  Cash and Cash Equivalents at Beginning of
    Year                                           28,393     24,554
                                                 _________  _________
  Cash and Cash Equivalents at End of Quarter    $ 34,856   $ 26,785
                                                 =========  =========
Cash Paid during Period for:

   Interest                                      $  9,914   $  8,775

   Income Taxes                                       916        980





                           NBC CAPITAL CORPORATION

                            MANAGEMENT'S COMMENTS

                                JUNE 30, 1996


Earnings for the first two quarters totalled $4,241,366 or $3.53 per share compared to $4,106,539 or $3.42 per share for 1995's comparable period.

Net interest income, up 3.8%, continued to provide the primary boost to the company's earnings. Income resulting from the 7.1% growth in loans outstanding generated the increase in this key income component.

Interest margins have contracted somewhat over the past twelve months as the company's cost of funds increased at a greater rate than the yield produced from earning assets. Management has been sensitive to this trend and has tolerated a measured amount of it to protect the company's deposit base. Margins in recent months have stabilized and have shown increases since April, 1996.

NBC's balance sheet continues to record gains. Total assets grew 4.5% to $596.5 million. Loans are up 7.1%, as noted, and deposits have increased 5.4% over the past year. Investment securities have been allowed to decline to accommodate loan growth. Shareholders' equity of $62.7 million compares to $58.5 million in 1995.

The quality of the company's loan portfolio remains excellent. Non-performing loans represent only 0.54% of loans outstanding; net loan losses are 0.07%, and past due loans on June 30, 1996, were below 1%. Especially close supervision is being given to the consumer loan segment of the portfolio considering the increased volume of consumer debt and related delinquencies being reported nationally by reputable financial sources.

Shareholders' equity continues to register gains. At $62.7 million, this portion of the balance sheet has grown 7.2% during the past year. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 6/30/96, the institution's Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines. At 6/30/96, $451,502 in consolidated, unrealized holding losses, net of deferred tax, was reflected in equity accounts on Available-for-Sale Securities.

Aggregate cash reserves of $2,198,930 were maintained at 6/30/96 to satisfy federal regulatory requirements.

Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $13,403,502. Also, under regulations controlling national banks, the bank is limited in the amount it may lend to the corporation and such loans are required to be on a fully secured basis.



                         PART II - OTHER INFORMATION



          Item 1   Not Applicable
          Item 2   Not Applicable
          Item 3   Not Applicable
          Item 4 The regular Annual Shareholder's Meeting was held April 9, 1996. The only item of business conducted was the reelection of the company's
                   Board of Directors which was approved by a vote of 87.4% of the shares outstanding.
          Item 5   Not Applicable
          Item 6   Not Applicable


The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the six month period ending June 30, 1996, have been included.




                           NBC CAPITAL CORPORATION

                                  SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NBC CAPITAL CORPORATION
                                    Registrant



August 9, 1996                      Martha W. Taylor
Date                                Martha W. Taylor
                                    Treasurer and Assistant Secretary