Form 10-Q
period 1996-09-30
NBC CAPITAL CORP
filed 1996-11-12
CIK 742054

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      September 30, 1996

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

Common Stock, $1 Par Value - 1,200,000 shares as of September 30,
1996.




                    PART I. - FINANCIAL INFORMATION

                         NBC CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME FOR
              NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.
                               (Unaudited)

(Amounts in thousands, except per share data)

                                                 Nine Months Ended
                                                 _________________
                                                   1996     1995
                                                 _______   _______
INTEREST INCOME:
  Interest and Fees on Loans                     $24,457   $22,680
  Interest Income on Balances Due From Banks          18        40
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.            4,758     5,140
  Interest on Obligation of States and
    Political Subdivisions                         2,826     2,883
  Interest on Other Securities                       288       294
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell             284       299
                                                 _______   _______
Total Interest Income                             32,631    31,336

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                               2,794     2,410
  Interest on Other Deposits                      11,064    10,786
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to
    Repurchase                                        64        83
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money             450       516
                                                 _______   _______
      Total Interest Expense                      14,372    13,795
  Net Interest Income                             18,259    17,541
Provision for Possible Loan Losses                   873       855
                                                 _______   _______
  Net Interest Income After Provision for
    Loan Losses                                   17,386    16,686
                                                 _______   _______
NONINTEREST INCOME:
  Income from Fiduciary Activities                   681       619
  Service Charge on Deposit Accounts               2,618     2,544
  Other Noninterest Income                         1,648     1,320
                                                 _______   _______
    Total Noninterest Income                       4,947     4,483
Gains (Losses) on Securities                           6      (182)
                                                 _______   _______
NON INTEREST EXPENSE:
  Salaries and Employee Benefits                   7,412     6,926
  Expense of Premises and Fixed Assets             1,896     1,766
  Other Noninterest Expense                        4,044     3,981
                                                 _______   _______
    Total Noninterest Expense                     13,352    12,673
                                                 _______   _______
Income Before Income Taxes                         8,987     8,314
Applicable Income Taxes                            2,432     1,956
                                                 _______   _______
Income Before Extraordinary Items and Other
  Adjustments                                      6,555     6,358
                                                 _______   _______

NET INCOME                                         6,555     6,358

Net Earning Per Share                               5.46      5.30


                         NBC CAPITAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                         September 30,  December 31,
                                              1996          1995
                                         ____________   ____________
                                          (Unaudited)     (Audited)
ASSETS
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances           $     25,731   $     23,992
  Interest-Bearing Balances                       266            801
                                         ____________   ____________
    Total Cash and Due From Banks              25,997         24,793
Held-To-Maturity Securities
  (Market Value of $34,449 at
  September 30, 1996 and $35,234 at
  December 31, 1995)                           31,817         32,073
Available-For-Sale Securities:
  Mortgage-Backed Securities                   43,068         55,457
  All Other Available-For-Sale
    Securities                                 92,476         91,813
                                         ____________   ____________
    Total Securities                          167,361        179,343
Federal Funds Sold and Securities
  Purchased Under Agreement to Resell             600          3,600
Loans                                         380,095        351,067
  Less: Unearned Interest                      (1,217)        (2,649)
  Less: Reserve for Loan Losses                (6,911)        (6,420)
                                         ____________   ____________
    Net Loans                                 371,967        341,998
Bank Premises and Equipment (Net)              13,090         12,661
Interest Receivable                             5,258          5,519
Other Real Estate Owned                             0            118
Other Assets                                   12,046          8,183
                                         ____________   ____________

    TOTAL ASSETS                              596,319        576,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                         71,362         70,360
  Interest-Bearing Time, $100,000
    or More                                    83,712         67,526
  Other Interest-Bearing                      346,995        358,897
                                         ____________   ____________
    Total Deposits                            502,069        496,783
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase          10,909              0
Demand Notes Issued to the U. S.
  Treasury                                      1,934            456
Other Borrowed Funds                            8,535          9,570
Interest Payable                                1,934          2,346
Other Liabilities                               5,668          6,788
                                         ____________   ____________
    TOTAL LIABILITIES                         531,049        515,943

Stockholders' Equity:
  Common Stock $1 par Value,
    Authorized 3,000,000 shares,
    Issued and Outstanding 1,200,000            1,200          1,200
Surplus                                        33,002         33,002
Undivided Profits                              31,275         25,164
Net Unrealized Holding Gains (losses)
  on Available-for-Sale Securities               (207)           906
                                         ____________   ____________
     TOTAL STOCKHOLDERS' EQUITY                65,270         60,272
                                         ____________   ____________
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $    596,319   $    576,215
                                         ============   ============




                            NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                    (Unaudited)

(Amounts in thousands)
                                                 1996       1995
                                               ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                   $  6,555   $  6,358
  Adjustments to reconcile net income to
    net cash:
      Depreciation and Amortization               1,094      1,004
      Deferred Income Taxes (Credits)             1,055       (262)
      Provision for Loan Losses                     873        855
      Gain on Sale of Securities                     (6)       182
      (Increase) Decrease in Interest
        Receivable                                  260       (670)
      (Increase) Decrease in Other Assets        (4,493)      (623)
      Increase (Decrease) in Interest
        Payable                                    (412)       380
      Increase (Decrease) in Other
        Liabilities                                 815        604
                                               ________   ________
  Net Cash Provided by Operating
    Activities                                    5,741      7,828

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from Maturities of Securities          9,848     13,716
  Proceeds from Sale of Securities                    6      7,590
  Purchase of Securities                            447    (27,418)
  (Increase) Decrease in Loans                  (30,841)   (22,454)
  Additions to Bank Premises and Equipment       (1,257)      (682)
                                               ________   ________
  Net Cash Used in Investing Activities         (21,797)   (29,248)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (Decrease) in Deposits                 5,286     41,904
  Dividend Paid on Common Stock                    (444)      (420)
  Increase (Decrease) in Borrowed Funds           9,418    (16,655)
                                               ________   ________
  Net Cash Provided by Financing Activities      14,260     24,829
                                               ________   ________

  Net Increase (decrease) in Cash and Cash
    Equivalents                                  (1,796)     3,409

  Cash and Cash Equivalents at Beginning
    of Year                                      28,393     24,554
                                               ________   ________
  Cash and Cash Equivalents at End
    of Quarter                                 $ 26,597   $ 27,963
                                               ========   ========

Cash Paid during Year for:

  Interest                                     $ 14,784   $ 13,415

  Income Taxes                                    1,387      1,595




                              NBC CAPITAL CORPORATION
                               MANAGEMENT'S COMMENTS
                                SEPTEMBER 30, 1996



Earnings for the first three quarters were $6,555,110 or $5.46 per share compared to $6,357,951 or $5.30 per share for 1995's comparable period. Both net income and earnings per share for 1995 were favorably impacted by an industry-wide refund of FDIC premiums resulting from a surplus in the overall Bank Insurance Fund. NBC Capital Corporation's share of this refund resulted in an earnings increase of $.24 per share for 1995. Growth in net interest income, together with a 10.5% gain in non-interest income (exclusive of securities gains/losses), are primary factors in this year's earnings performance. Non-interest expenses reflect the cost of expanded delivery systems, additions of key personnel, and increased marketing and promotional expenditures in the company's Tuscaloosa market. Several other major projects, mentioned later in this discussion and important to the company's long-term competitiveness, have also added to this year's non-interest expenses.

Balance sheet growth has been marked by modest deposit gains. Some deposits have shifted into a new repurchase agreement product offered by the company. Loan growth has been consistent throughout most of the year. Current loan demand can be described as good; the quality of the portfolio remains excellent.

Shareholders' equity at $65.3 million has grown 7% during the past year. The bank is required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At 9/30/96, the institution's Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines. At 9/30/96, $207,263 in consolidated, unrealized holding losses, net of deferred tax, was reflected in equity accounts on Available-for-Sale Securities.

Aggregate cash reserves of $2,512,225 were maintained at 9/30/96 to satisfy federal regulatory requirements.

Dividends paid by the corporation are provided from dividends received from the bank. Under regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited to the current year's net profits and retained net earnings of the two preceding years, or a total available dividend of $15,717,246. Also, under regulations controlling national banks, the bank is limited in the amount it may lend to the corporation and such loans are required to be on a fully secured basis.

Efforts to improve efficiency and add to customer service continue to represent high priorities for management. Key projects designed to upgrade loan processing, provide check imaging, and enhance service rendered through out teller windows are all well underway. Loan processing changes should be complete by year-end; check imaging will be offered in February 1997, and enhancements throughout the teller area are expected to be complete by June of next year. These projects have commanded a significant expenditure of time and dollars. They will help keep NBC's "Today's Bank" image relevant in the days and years that will follow.




                            PART II - OTHER INFORMATION


     Item I    Not Applicable
     Item 2    Not Applicable
     Item 3    Not Applicable
     Item 4    Not Applicable
     Item 5    Not Applicable
     Item 6    Not Applicable


The Financial information furnished herein has not been audited by independent accountants, however, in the opinion of management, all adjustments are of a normal recurring nature necessary for a fair presentation of the results of operations for the three month period ending September 30, 1996, have been included.





                        NBC CAPITAL CORPORATION
                               SIGNATURE


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NBC CAPITAL CORPORATION
                                   Registrant



November 6, 1996                   Martha W. Taylor
Date                               Martha W. Taylor
                                   Treasurer & Assistant Secretary