Form 10-K
period 1996-12-31
NBC CAPITAL CORP
filed 1997-03-25
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended       December 31, 1996

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

          $65,164,000
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 1,200,000 shares outstanding as of December 31, 1996.


Documents incorporated by reference -

     Annual report to shareholders for 1996 - Parts II and IV
     Proxy statement dated March 17, 1997 - Part III




                                     PART I


ITEM 1 - BUSINESS

NBC Capital Corporation

     NBC Capital Corporation (the Company) is a multi-bank holding company which was organized under the laws of the State of Mississippi in 1984 and was reorganized in 1987 under the laws of the State of Delaware. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce of Mississippi (NBC), a national banking corporation. On January 1, 1994, the Company acquired more than 99% of the outstanding common stock of NBC of Tuscaloosa (formerly First State Bank of Tuscaloosa). For the year ended
December 31, 1996, these financial institutions and their subsidiaries accounted for 100% of the Company's consolidated income and approximately 99% of its consolidated expenses.

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

     NBC is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 1996.

     NBC provides a complete line of wholesale and retail services including mortgage loans and trust. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank.

     NBC utilizes a written Asset/Liability Management Policy which calls for maintaining the 24 month GAP within a tolerance of + 5% - 10% of total assets. The financial plan calls for a return on assets of 1.5% and a minimum return on equity of 10%.

     NBC is operated in a conservative fashion while meeting the needs of the community. There has been no disposition of any material amounts of assets nor has there been a material change in the mode of conducting business. No major changes in operation are planned for the near future.

NBC of Tuscaloosa

     NBC of Tuscaloosa was organized in 1968 and as a national bank operates under the regulations of the Office of the Comptroller of the Currency ("OCC").

     NBC of Tuscaloosa is located in Tuscaloosa, Alabama, a city with a population of approximately 85,000 people. It was acquired by the Company on January 1, 1994. Management of the Company is of the opinion that this acquisition provides for new opportunities for growth and expansion. Tuscaloosa, Alabama, is a city that expects future economic development. As an example, Mercedes has recently completed construction of an automotive plant in the Tuscaloosa area. Management of the Company believes the acquisition places the Company in a position to participate in the economic development.

     NBC of Tuscaloosa competes with many other financial institutions in the Tuscaloosa area, most of which are larger. NBC of Tuscaloosa had total assets of $85 million at December 31, 1996, and reported net income of $842 thousand for the year ended December 31, 1996. The bank's history has been one of moderate growth and average earnings when compared to its peer group.

     NBC of Tuscaloosa is engaged in the general banking business and activities closely related to banking as authorized by current laws and regulations.

     NBC of Tuscaloosa provides a complete line of wholesale and retail services, including mortgage loans. The customer base consists principally of business, industry and individual accounts.

     The Company operates NBC of Tuscaloosa in a conservative fashion while meeting the needs of the community.

     NBC of Tuscaloosa has adopted the asset/liability management policy of NBC. The financial plan calls for a return on assets of 1% and a minimum return on equity (net of goodwill) of 9%.

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 1996 and 1995, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

Philadelphia Finance Corporation

     Philadelphia Finance Corporation (Finance), a wholly-owned subsidiary of NBC, is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than that of NBC. Finance has one office located in Philadelphia, Mississippi.

Competition

     NBC and its subsidiaries currently serve five counties and nine municipalities in North Mississippi. Over this same area, the bank competes directly with approximately 15 competing banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The institutions range in asset size from approximately $100 million to in excess of $5 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks depends on whether the reference is made to the branch banks or to their parent banks. Several other competitors are branches or divisions of nationwide companies with more resources than the Company and its subsidiaries.

     NBC of Tuscaloosa is located in Tuscaloosa, Alabama, and has a main office and three branch locations. The bank competes with approximately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $20 million to $15 billion. Asset size of the competitive banks depends on whether reference is made to the branch banks or to their parent bank. NBC of Tuscaloosa also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies. The acquisition of NBC of Tuscaloosa by the Company provides NBC of Tuscaloosa with access to resources, products, and services previously unavailable, thereby improving its competitive position.


Supervision and Regulation

     The Company and its subsidiaries are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with Federal Deposit Insurance Corporation Improvement Act (FDICIA), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of the Company and its subsidiaries may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. The Act and regulations of the Federal Reserve Board also prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

     In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the subsidiaries. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

     Dividends paid by the Company are substantially provided from dividends from the banking subsidiaries. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1996, the banking subsidiaries had available for payment of dividends to the Company, without prior approval of their regulator, approximately $10 million.

     The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary banks. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," adequately capitalized," undercapitalized," significantly undercapitalized," and critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's banking subsidiaries for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's banking subsidiaries' FDIC assessment, trust services and asset/liability management. At December 31, 1996, the tier I and total capital ratios, respectively, of the Company (consolidated) and its subsidiary banks (individually) were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

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

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 1996, the Company's Tier 1 and total capital ratios were 15.6% and 16.9%, respectively.

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

     The primary supervisory authority of NBC and NBC of Tuscaloosa is the OCC. The OCC regulates or monitors virtually all areas of operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC also imposes limitations on the aggregate investment in real estate, bank premises, and furniture and fixtures. In addition to regular examinations, the institution must furnish to its regulator quarterly reports containing a full and accurate statement of its affairs.


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

     National banks are required by the National Bank Act to adhere to branch office banking law. NBC and NBC of Tuscaloosa may open branches throughout Mississippi or Alabama with the prior approval of the OCC. In addition, with prior regulatory approval, the subsidiary banks are able to acquire existing banking operations in Mississippi and Alabama. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law.

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

     Interest and certain other charges collected or contracted by Banks are often subject to state usuary laws and certain federal laws concerning interest rates. The loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     Finance and CNIC are subject to regulation by the applicable state agencies. These agencies set reserve requirements, reporting standards, and establish regulations, all of which affect business operations.

Governmental Monetary Policies

     As banks chartered under the laws of the United States, NBC and NBC of Tuscaloosa are members of the Federal Reserve System. Their earnings are affected by the fiscal and monetary policies of the Federal Reserve System which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements of depository institutions and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States Government securities.

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

Dependence Upon A Single Customer

     Neither the Company nor any of its subsidiaries are dependent upon a single customer or very few customers.

Executive Officers

     The executive officers of the Company and its bank subsidiaries, National Bank of Commerce of Mississippi and NBC of Tuscaloosa are listed below. The title indicates a position held in the Company and the bank subsidiaries.

         Name and Title        Age           Five Year Experience
_____________________________  ___  ____________________________________

L. F. Mallory, Jr.              54  Chairman of the Board, President and
 Chairman, President and             Chief Executive Officer, NBC
 Chief Executive Office              Capital Corporation and NBC of
                                     Mississippi

Bobby Harper                    55  Chairman of Executive Committe, NBC
 Chairman of the Executive           Capital Corporation and NBC of
 Committee                           Mississippi, Columbus Banking
                                     Center

Hunter M. Gholson               64  Secretary of NBC Capital Corporation
 Secretary                           and NBC of Mississippi

Mark A. Abernathy               40  Executive Vice President and Chief
 Executive Vice President and        Operating Officer, NBC Capital
 Chief Operating Officer, NBC        Corporation and NBC of Mississippi.
 Capital Corporation and NBC         Prior to joining NBC in 1994, he
 of Mississippi                      was Consumer Regional Executive
                                     Officer of Nations Bank, Nashville,
                                     Tennessee.

Richard Haston                  50  Treasurer and Assistant Secretary,
 Treasurer and Assistant             NBC Capital Corporation, and
 Secretary, NBC Capital              Executive Vice President and
 Corporation and Executive           Chief Financial Officer, NBC of
 Vice President and Chief            Mississippi since October 1, 1996;
 Financial Officer, NBC of           Executive Vice President and Chief
 Mississippi                         Financial Officer of Legacy
                                     Securities Corp., Memphis,
                                     Tennessee, March, 1996 -
                                     September, 1996; President and Chief
                                     Financial Officer of Calabare
                                     Financial Group, Inc., Memphis,
                                     Tennessee, June, 1993 -
                                     February, 1996

Carl M. Holloway                50  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation, and Executive          President, NBC of Mississippi
 Vice President, NBC of
 Mississippi

Joel C. Clements                49  Vice President, NBC Capital
 Vice President, NBC Capital          Corporation and Executive Vice
 Corporation and Executive            President, NBC of Mississippi
 Vice President, NBC of
 Mississippi

Clifton B. Fowler               48  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC of
 Corporation and President,          Mississippi, Starkville Banking
 NBC of Mississippi,                 Center.  Has held current position
 Starkville Banking Center           since November, 1990.  Prior to
                                     joining NBC was with Trustmark
                                     National Bank.

Thomas J. Prince, Jr.           55  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC
 Corporation and President,          of Mississippi, Aberdeen
 NBC of Mississippi, Aberdeen        Banking Center
 Banking Center

Kenneth A. Madison              64  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation, and President,
 Corporation and President,          NBC of Mississippi,
 NBC of Mississippi,                 Philadelphia Banking Center.  Has
 Philadelphia Banking Center         held current position since March,
                                     1991.  Prior to joining NBC was
                                     President and C/E/O of Bank of
                                     Philadelphia, Philadelphia,
                                     Mississippi

Thomas P. Hester                63  President and other positions of
 President, NBC of Tuscaloosa        NBC of Tuscaloosa

Rex D. Poole                    59  Vice President, NBC Capital
 Vice President, NBC  Capital        Corporation and Senior Vice
 Corporation and Senior Vice         President and Trust Officer,
 President and Trust Officer,        NBC of Mississippi
 NBC of Mississippi

Donald J. Bugea, Jr.            43  Executive Vice President and
 Executive Vice President and        Investment Officer, NBC of
 Investment Officer, NBC of          Mississippi.  Has held current
 Mississippi                         position since January, 1992.
                                     Prior to joining NBC was Senior
                                     Vice President and Cashier,
                                     NBC of Baton Rouge, Louisiana

Terrence Y. Dewitt              35  Executive Vice President and other
 Executive Vice President,           positions of NBC of Tuscaloosa
 NBC of Tuscaloosa


Personnel

     At December 31, 1996, NBC and NBC of Tuscaloosa had 337 full-time employees. The Company, Service and CNIC had no employees at December 31, 1996. The finance company had three employees.


ITEM 2 - PROPERTIES

     The Company, Service and CNIC owned no properties at December 31,
1996.

     The following listing describes the locations and general character of the Bank-owned properties:

                                                             Approximate
                                                             Office Space
                Type                     Location           (Square Feet)
______________________________  _________________________   _____________

NBC of Mississippi:

Main Office                     Starkville, Mississippi          35,000
University Branch               Starkville, Mississippi           1,485
Motor Branch                    Starkville, Mississippi           2,000
82 Branch                       Starkville, Mississippi           2,077
Operations Center               Starkville, Mississippi          16,500
Starkville Crossing             Starkville, Mississippi           2,000

Main Office                     Columbus, Mississippi            36,000
North Columbus Branch           Columbus, Mississippi             1,440
Fairlane Branch                 Columbus, Mississippi             2,400
Gardner Blvd. Branch            Columbus, Mississippi             1,156
Bluecutt Road Branch            Columbus, Mississippi             3,200

Main Office                     Aberdeen, Mississippi            11,026
Maple Street Branch             Aberdeen, Mississippi               998
Highway 45 North Branch         Aberdeen, Mississippi             1,205

Main Office                     Amory, Mississippi                8,550
Medical and Industrial
  Center Branch                 Amory, Mississippi                  950

Main Office                     Artesia, Mississippi              1,500

Main Office                     Brooksville, Mississippi          3,000

Main Office                     Hamilton, Mississippi             1,800

Main Office                     Maben, Mississippi                4,000

Main Office                     Philadelphia, Mississippi         6,000
Northside Branch                Philadelphia, Mississippi           300
Courtside Branch                Philadelphia, Mississippi           400
Southside Branch                Philadelphia, Mississippi           450
Operations Center               Philadelphia, Mississippi         6,600
Westside Branch                 Philadelphia, Mississippi         3,250

NBC of Tuscaloosa:

Main Office                     Tuscaloosa, Alabama               6,400
Northport Branch                Tuscaloosa, Alabama               3,018
University Branch               Tuscaloosa, Alabama               2,480
North Tuscaloosa Branch         Tuscaloosa, Alabama               3,250

     Finance operates out of NBC's building located in Philadelphia, Mississippi.

     In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.


ITEM 3 - LEGAL PROCEEDINGS

     There are no pending proceedings of a material nature to which the Company, NBC, NBC of Tuscaloosa, Service, Finance, or CNIC is a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None




                                     PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) The information titled "Market Information" and contained on Page 34 of the Company's annual report to shareholders for the year 1996 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.a.


 (b) At December 31, 1996, the Company had approximately 1,800 security holders.

 (c) Dividends on common stock were declared semiannually in June and December of the years reported and totaled as follows:

                                                        December 31,
                                                  ______________________
                                                     1996         1995
                                                  __________  __________

   Dividends declared, $2.45 per share            $2,940,000  $      -
   Dividends declared, $2.40 per share                   -     2,880,000
                                                  __________  __________

                                                  $2,940,000  $2,880,000
                                                  ==========  ==========

ITEM 6 - SELECTED FINANCIAL DATA

   The information titled "Selected Financial Data" and contained on Page 34 of the Company's annual report to the shareholders for the year 1996 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.b.


                      SUPPLEMENTAL STATISTICAL INFORMATION

  I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

     A. Average balance sheets (consolidated):

                                                (In Thousands)
            Assets                          1996      1995      1994
                                          ________  ________  ________

        Cash and due from banks           $ 25,942  $ 20,406  $ 19,515
        Securities:
          Taxable                          108,918   115,574   120,870
          Non-taxable                       66,972    68,934    57,649
                                          ________  ________  ________
            Total securities               175,890   184,508   178,519
        Federal funds sold and
          securities purchased under
          agreement to resell                6,680     6,809     4,882
        Loans, net of unearned interest    364,957   338,631   306,702
        Less reserve for loan losses         6,691     6,136     5,488
                                          ________  ________  ________
          Net loans                        358,266   332,495   301,214
        Other assets                        28,672    26,483    23,582
                                          ________  ________  ________

        Total Assets                      $595,450  $570,701  $527,712
                                          ========  ========  ========

            Liabilities and
            Stockholders' Equity

        Deposits:
          Noninterest-bearing             $ 71,941  $ 69,058  $ 65,010
          Interest-bearing                 437,030   422,451   386,000
                                          ________  ________  ________
            Total deposits                 508,971   491,509   451,010

        Federal funds purchased and
          securities sold under
          agreement to repurchase            4,087     2,185     5,557
        Borrowed funds                      11,674    11,670    13,367
        Other liabilities                    7,735     6,601     5,111
                                          ________  ________  ________
          Total liabilities                532,467   511,965   475,045

        Stockholders' equity                62,983    58,736    52,667
                                          ________  ________  ________
        Total Liabilities and
          Stockholders' Equity            $595,450  $570,701  $527,712
                                          ========  ========  ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

                                                ($ In Thousands)
                                                 Average Balance
                                          ____________________________
                                            1996      1995      1994
                                          ________  ________  ________

        EARNING ASSETS
        Net loans                         $358,266  $332,495  $301,214
        Federal funds sold and
         securities purchased under
         agreement to resell                 6,680     6,809     4,882
        Securities:
         Taxable                           108,918   115,574   120,870
         Nontaxable                         66,972    68,934    57,649
                                          ________  ________  ________

        Totals                             540,836   523,812   484,615
                                          ________  ________  ________

        INTEREST-BEARING LIABILITIES
        Interest-bearing deposits          437,030   422,451   386,000
        Borrowed funds, federal funds
          purchased securities sold
          under agreement to repurchase     15,761    13,855    18,924
                                          ________  ________  ________


        Totals                             452,791   436,306   404,924
                                          ________  ________  ________

        Net Amounts                       $ 88,045  $ 87,506  $ 79,691
                                          ========  ========  ========


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   1996    1995    1994   1996 1995 1994
                                 _______ _______ _______  ____ ____ ____

        EARNING ASSETS
        Net loans                $32,913 $30,731 $25,217  9.19 9.24 8.37
        Federal funds sold and
         securities purchased
         under agreement to
         resell                      402     446     258  6.02 6.55 5.28
        Securities:
         Taxable                   6,789   7,233   7,231  6.23 6.26 5.98
         Nontaxable                3,741   3,840   3,107  5.59 5.57 5.39
                                 _______ _______ _______

        Totals                    43,845  42,250  35,813  8.11 8.06 7.39
                                 _______ _______ _______

        INTEREST-BEARING
        LIABILITIES
        Interest-bearing
         deposits                 18,513  17,906  12,747  4.24 4.24 3.30
        Borrowed funds,
         federal funds
         purchased securities
         sold under agreement
         to repurchase               795     779     798  5.04 5.62 4.22
                                 _______ _______ _______

        Totals                    19,308  18,685  13,545  4.26 4.28 3.35
                                 _______ _______ _______

        Net Amounts              $24,537 $23,565 $22,268
                                 ======= ======= =======

        Net yield on earning assets                       4.54 4.50 4.59


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


C.  Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

                               (In Thousands)         (In Thousands)
                               1996 Over 1995         1995 Over 1994
                          ______________________  ______________________
                               Change Due To:         Change Due To:
                          ______________________  ______________________
                          Total    Rate   Volume  Total    Rate   Volume
                          ______  ______  ______  ______  ______  ______
EARNING ASSETS
Net loans                 $2,182  $ (164) $2,346  $5,514  $2,757  $2,757
Federal funds sold and
 securities purchased
 under agreement to
 resell                      (44)    (36)     (8)    188      71     117
 Securities:
  Taxable                   (444)    (35)   (409)      2      32     (30)
  Nontaxable                 (99)     15    (114)    733     107     626
                          ______  ______  ______  ______  ______  ______

Totals                    $1,595  $ (220) $1,815  $6,437  $2,967  $3,470
                          ======  ======  ======  ======  ======  ======

INTEREST-BEARING
LIABILITIES
Interest-bearing deposits $  607  $   -   $  607  $5,159  $3,874  $1,285
Interest on borrowed
 funds and federal funds
 purchased and securities
 sold under agreement to
 repurchase                   16     (47)     63     (19)     80     (99)
                          ______  ______  ______  ______  ______  ______

Totals                    $  623  $  (47) $  670  $5,140  $3,954  $1,186
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


 II. INVESTMENT PORTFOLIO

     A. The following tables present the book values of securities as of the dates indicated:

                                                 (In Thousands)
                                                  December 31,
                                          ____________________________
                                            1996      1995      1994
                                          ________  ________  ________

        U. S. Treasury                    $ 31,680  $ 26,039  $ 23,907
        U. S. Government agencies and
          mortgage-backed securities        63,055    81,300    76,779
        States and political subdivisions   67,795    66,950    70,917
        Other                                5,312     5,054     4,543
                                          ________  ________  ________

        Total book value                  $167,842  $179,343  $176,146
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 1996, and the weighted average yield of such securities:

                                        ($ In Thousands)
                                     Weighted Average Yield
                        ______________________________________________
                         0 - 1   Yield   1 - 5   Yield  5 - 10   Yield
                          Year    (%)    Years    (%)    Years    (%)
                        _______  _____  _______  _____  _______  _____
        Securities:

         U. S. Treasury $ 4,017   6.6%  $27,458   6.1%  $   205   6.4%
         U. S. Govern-
          ment agencies   7,838   7.1%   16,141   6.4%      205   7.5%
         States and
          political
          subdivisions    6,764   4.5%   29,942   4.9%    7,764   6.3%
         Other               85   7.5%      773   6.3%      546   7.3%
                        _______         _______         _______

         Total          $18,704         $74,314         $ 8,720
                        =======         =======         =======


                          10+    Yield
                         Years    (%)
                        _______  _____
        States and
         political
         subdivisions   $23,325   6.3%
        Other (equity
         securities)      3,908   5.9%
                        _______

        Total           $27,233
                        =======

                          Book   Yield
                         Value    (%)
                        _______  _____
        Mortgage-
          backed
          securities    $38,871   6.4%
                        =======

        NOTE: Interest and yields on tax-exempt obligations are not on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.

     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 1996, there were no securities from any issues in excess of 10% of stockholders' equity.


III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                        (In Thousands)
                                         December 31,
                        ________________________________________________
               Type       1996      1995      1994      1993      1992
        ______________  ________  ________  ________  ________  ________

        Commercial,
         financial and
         agriculture    $ 64,604  $ 56,219  $ 51,541  $ 35,177  $ 33,814
        Real estate -
         construction     13,578    11,892    12,372     2,777     3,491
        Real estate -
         mortgage        219,403   193,686   178,391   140,162   123,535
        Installment
         loans to
         individuals      81,351    83,281    79,961    73,756    66,211
         Other             7,582     5,989     5,297     5,654     5,522
                        ________  ________  ________  ________  ________

          Total loans    386,518   351,067   327,562   257,526   232,573

        Unearned
         interest           (903)   (2,649)   (4,031)   (5,597)   (5,600)
                        ________  ________  ________  ________  ________

                        $385,615  $348,418  $323,531  $251,929  $226,973
                        ========  ========  ========  ========  ========

     B.  Maturities and sensitivities of loans to changes in interest rates:

                                              (In Thousands)
                                             December 31, 1996
                                   ______________________________________
                                                  Maturing
                                   ______________________________________
                                    Within    1 - 5     Over
                    Type            1 Year    Years    5 Years    Total
         ________________________  ________  ________  ________  ________

         Commercial, financial
          and agricultural         $ 51,448  $ 11,756  $  1,400  $ 64,604
         Real estate -
          construction               13,503        43        32    13,578
         Other loans, excluding
          real estate - mortgage
          and installment loans       6,697       885       -       7,582
                                   ________  ________  ________  ________

                                   $ 71,648  $ 12,684  $  1,432  $ 85,764
                                   ========  ========  ========  ========

         Loans with:  (1)
          Predetermined interest
           rates                   $ 46,021  $ 97,279  $ 20,049  $163,349
          Floating interest
           rates                    221,259       456        19   221,734
                                   ________  ________  ________  ________

                                   $267,280  $ 97,735  $ 20,068  $385,083
                                   ========  ========  ========  ========

        (1)  Excludes nonaccrual loans of $1,435.


     C. Nonperforming loans

        1. The following tables states the aggregate amount of loans which were nonperforming in nature:

                                             (In Thousands)
                                              December 31,
                                ______________________________________
                  Type           1996    1995    1994    1993    1992
            __________________  ______  ______  ______  ______  ______

            Loans accounted
             for on a
             nonaccrual basis   $1,435  $2,028  $1,397  $1,451  $1,442
                                ======  ======  ======  ======  ======
            Accruing loans
             past due 90 days
             or more            $  727  $  447  $  601  $  484  $  794
                                ======  ======  ======  ======  ======
            Renegotiated
             "troubled" debt    $  471  $  390  $  306  $  853  $  632
                                ======  ======  ======  ======  ======

        2. There were no loan concentrations in excess of 10% of total loans at December 31, 1996.

        3. There were no outstanding foreign loans at December 31, 1996.

        4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

        5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 1996, 1995, and 1994.

        6. Management stringently monitors loans that are classified as nonperforming. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor's financial difficulties. Loans are generally placed on nonaccrual status if any of the following events occur: 1) the classification of a loan as nonaccrual internally or by regulatory examiners,
            2) delinquency on principal for 90 days or more unless management is in the process of collection, 3) a balance remains after repossession of collateral, 4) notification of bankruptcy, or 5) management's judgment that nonaccrual is appropriate.

        7. At December 31, 1996, management was not aware of any potential problem loans not previously disclosed.

     D. Other interest-bearing assets

            There were no other interest-bearing non-performing assets at December 31, 1996.


 IV. Summary of Loan Loss Experience

     A. An analysis of the loan loss experience for the periods indicated is as follows:


                                             ($ In Thousands)
                                               December 31,
                              ___________________________________________
                                1996     1995      1994    1993     1992
                              _______  _______  _______  _______  _______

        Beginning balance     $ 6,419  $ 5,719  $ 4,450  $ 3,204  $ 2,796
                              _______  _______  _______  _______  _______

        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural        (229)    (237)     (78)    (151)    (743)
            Real estate          (103)    (109)    (239)     (80)    (413)
            Installment
             loans and
             other               (904)    (422)    (392)    (427)    (822)
                              _______  _______  _______  _______  _______

        Total charge-offs      (1,236)    (768)    (709)    (658)  (1,978)
                              _______  _______  _______  _______  _______

        Recoveries:
          Domestic:
           Commercial,
            financial and
            agricultural           49       54       48      122       79
           Real estate             39       40       25       31       97
           Installment
            loans and
            other                 193      209      177      116      181
                              _______  _______  _______  _______  _______


        Total recoveries          281      303      250      269      357
                              _______  _______  _______  _______  _______

        Net charge-offs          (955)    (465)    (459)    (389)  (1,621)
                              _______  _______  _______  _______  _______

        Reserve of
          acquired bank           -        -        494      -        -

        Provision charged
          to operations         1,314    1,165    1,234    1,635    2,029
                              _______  _______  _______  _______  _______

        Ending balance        $ 6,778  $ 6,419  $ 5,719  $ 4,450  $ 3,204
                              =======  =======  =======  =======  =======

        Ratio of net
          charge-offs to
          average loans
          outstanding             .27      .14      .15      .13      .75

        Ratio of reserve
          for loan losses
          to loans
          outstanding at
          year end               1.76     1.84     1.77     1.77     1.41

     B. Determination of Reserve for Loan Losses

        The information contained in Note A-6 to the financial statements of the annual report to shareholders is incorporated herein by reference and included in this report as Exhibit 13.d.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC and NBC of Tuscaloosa originate loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 1996, these loans totaled $220 million or approximately 60% of the loan portfolio.

        NBC and NBC of Tuscaloosa originate commercial real estate loans up to 80% of the appraised value. Currently, it is the philosophy to originate these loans only to selected known borrowers and on properties in the market area.

        Of primary concern in commercial real estate lending is the borrower's credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, NBC and NBC of Tuscaloosa have sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

        NBC and NBC of Tuscaloosa originate loans secured by first and junior liens on one-to-four family residences in their lending areas. Typically, such loans are single family homes that serve as the primary residence of the borrower. Generally, these loans are originated in amounts up to 80% of the appraised value or selling price of the property. In the past, very few losses from these types of loans have been experienced.

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

        Consumer and Other Loans

        NBC and NBC of Tuscaloosa offer consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totalled $81 million or 21% of total loans at December 31, 1996. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

        In connection with consumer loan applications, the borrower's income statement and credit bureau report are reviewed. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed, as well as the value of the unit which secured the loan. NBC and NBC of Tuscaloosa intend to continue to emphasize the origination of consumer loans. Management believes that its loan loss experience in connection with its consumer loan portfolio is favorable in comparison to industry averages.

        NBC and NBC of Tuscaloosa make commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 1996, NBC and NBC of Tuscaloosa's commercial business loans represented approximately 13% of its total loan portfolio.

     D. For the year 1997, losses for all loan categories, as a percentage of average loans, are expected to approximate that of 1996.

  V. Deposits
                                        ($ In Thousands)
                               1996            1995           1994
                         ______________  ______________  ______________
                          Amount   Rate   Amount   Rate   Amount   Rate
                         ________  ____  ________  ____  ________  ____
     A. Average
         deposits:
          Domestic:
           Noninterest-
            bearing
            deposits     $ 71,941    -   $ 69,058    -   $ 65,010    -
           Interest-
            bearing
            demand
            deposits (1)  154,490  2.9%   156,657  3.1%   141,988  2.3%
           Savings
            deposits       29,292  2.2%    32,122  2.5%    30,717  2.5%
           Time deposits  253,248  5.3%   233,672  5.3%   213,295  4.0%
          Foreign           N/A             N/A             N/A
                         ________  ____  ________  ____  ________  ____

            Total        $508,971        $491,509        $451,010
                         ========        ========        ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 1996:

                                          (In Thousands)
                                                 3        6
                                              Months   Months
                                        3     Through  Through   Over
                                      Months     6       12       12
                             Total   Or Less  Months   Months   Months

                            _______  _______  _______  _______  _______
        Time certificates
         of deposit of
         $100,000 or more   $62,091  $35,122  $ 7,104  $ 9,770  $10,095
                            =======  =======  =======  =======  =======

     E. Foreign office time deposits of $100,000 or more

        Not applicable

 VI. Return on Equity and Assets

     The following financial ratios are presented for analytical purposes:

                                                       December 31,
                                                 ______________________
                                                  1996    1995    1994
                                                 ______  ______  ______

     Return on assets (net income divided by
      total average assets)                         1.4     1.4     1.4

     Return on equity (net income divided by
      average equity)                              13.0    13.3    13.6

     Dividend payout ratio (dividends per share
      divided by net income per share)             35.9    36.9    34.4

     Equity to asset ratio (average equity
      divided by average total assets)             10.6    10.3    10.0

VII. Short-term borrowings

                                                  Federal
                                                   Funds
                                                 Purchased
                                                    And
                                                Securities
                                                Sold Under     Treasury
                                                 Agreement     Tax and
                                               Agreement to   Loan Note
                                                Repurchase     Payable
                                               ____________  ____________


     Balance at December 31, 1996              $  9,320,948  $  1,411,286

     Weighted average interest rate at
       December 31, 1996                              5.41%         4.78%

     Maximum amount outstanding at any
       month end for the year 1996                9,320,948     2,705,264

     Average amount outstanding during
       the year 1996                              3,404,820     1,303,635

     Weighted average interest rate during
       the year                                       4.65%         4.47%


VIII.  Capital adequacy data

     Total capital of the Company as a percentage of total adjusted assets was as follows:

                                                        ($ In Thousands)
                                                           December 31,
                                                       __________________
                                                         1996      1995
                                                       ________  ________

     Total assets                                      $614,430  $576,215
     Allowance for loan losses                            6,778     6,419
                                                       ________  ________

       Total adjusted assets                           $621,208  $582,634
                                                       ========  ========

     Total stockholders' equity (excluding
       unrealized loss)                                $ 64,611  $ 59,366
     Allowance for loan losses                            6,778     6,419
     Other components of capital                            -         -
                                                       ________  ________

       Total primary capital                             71,389    65,785
       Total secondary capital                              -         -
                                                       ________  ________

     Total capital                                     $ 71,389  $ 65,785
                                                       ========  ========
     Ratio of total capital to total
       adjusted assets                                    11.5%     11.3%

     Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 1996 and 1995, are as follows:
                                                           December 31,
                                                          ______________
                                                           1996    1995
                                                          ______  ______

     Tier 1 capital percentage                             15.6%   16.4%
     Total capital percentage                              16.9%   17.6%

     The Company's capital ratios exceed the minimum capital requirements at December 31, 1996, and management expects this to continue.

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

                                          ($ In Thousands)
                                          December 31, 1996
                                ______________________________________
                                Interest Sensitive Within (Cumulative)
                                ______________________________________
                                                              Total of
                                 Within    Within    Within   Interest-
                                    3        12         5     Earning
                                 Months    Months     Years    Assets
                                ________  ________  ________  ________

      Interest-earning assets:
       Loans                    $194,559  $271,168  $366,450  $386,518
       Investment and
        mortgage-backed
        securities                20,511    46,274   141,922   167,842
       Federal funds sold
        and other                  9,573     9,593     9,593     9,593
                                ________  ________  ________  ________

       Totals                   $224,663  $327,035  $517,965  $563,953
                                ========  ========  ========  ========
       Interest-bearing
        liabilities:
          Deposits and
           borrowed funds       $243,122  $352,440  $469,183  $469,183
                                ========  ========  ========  ========
       Sensitivity gap:
        Dollar amount           $(18,459) $(25,405) $ 48,782

       Percent of total
        interest-earning
        assets                     (8.2%)    (7.8%)     9.4%

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

     At December 31, 1996, total interest-earning assets maturing or repricing within one year was less than interest-bearing liabilities maturing or repricing within the same time period by $25 million (cumulative), representing a negative cumulative one year gap of 8% of earning assets. Management of the Company believes this is the proper position in the current interest rate environment.

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


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained on Pages 31 - 33 of the Company's 1996 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of T. E. Lott & Company, independent accountants, are set forth on Pages 9 - 30 of the Company's 1996 annual report to shareholders which is incorporated herein by reference and included in this report as Exhibit 13.d.


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


ITEM 11 - EXECUTIVE COMPENSATION

    Reference is made to the caption, "Executive Compensation and Other Information" Pages 8 - 13 of the proxy statement which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to Pages 2 - 7 of the Company's proxy statement which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to Pages 13 - 14, "Other Information" of the Company's proxy statement which is incorporated herein by reference.



                                 PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The consolidated financial statements for the years ended December 31, 1996 and 1995, together with the report of T. E. Lott & Company, independent accountants, dated January 23, 1997, appearing on Pages 9 - 30 of the 1996 annual report to shareholders, are attached as Exhibit 13.d. to this Form 10K Annual Report.

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

                   Purchase agreement between NBC Capital Corporation and Charter Holding Company, Inc., filed as an exhibit to Form 8K in August, 1993.

       11. - 12.   None

          13. Annual report to shareholders - deemed filed herewith only to the extent it is incorporated elsewhere herein.

          13.a. Market for Company's common stock - Page 34 of the annual report to stockholders.

          13.b. Selected Financial Data - Page 34 of the annual report to stockholders.

          13.c. Management's discussion and analysis of financial condition and results of operations - Pages 31 - 33 of the annual report to stockholders.

          13.d. Consolidated financial statements - Pages 9 - 30 of the annual report to stockholders.

        14. - 21.  None

          22.      Subsidiaries of Company

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1996.



                                    SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NBC CAPITAL CORPORATION
                                    (Registrant)



                 By   S/L. F. Mallory, Jr.
                      L. F. Mallory, Jr.
                      Chairman, President and Chief Executive
                        Officer


                 By   S/Richard Haston
                      Richard Haston
                      Treasurer and Assistant Secretary
                        (Chief Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


        S/Mark A. Abernathy                     S/Robert A. Cunningham
             (Director)                               (Director)


        S/Thomas J. Prince                      S/Sammy J. Smith
             (Director)                               (Director)


        S/J. R. Scribner, Jr.                   S/Allen B. Puckett, III
             (Director)                               (Director)


        S/Ralph E. Pogue                        S/Carl M. Holloway
             (Director)                               (Director)


        S/Edith D. Millsaps                     S/Hunter M. Gholson
             (Director)                               (Director)


        S/Kenneth A. Madison                    S/Robert S. Jones
             (Director)                               (Director)


        S/James C. Ratcliff
             (Director)


Date:   March 12, 1997