Form 10-Q
period 1997-03-31
NBC CAPITAL CORP
filed 1997-05-12
CIK 742054

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549

                                      FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      March 31, 1997

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

Common Stock, $1 Par Value - 1,200,000 shares as of March 31, 1997.




                          PART I. - FINANCIAL INFORMATION

                              NBC CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME FOR
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996.
                                  (Unaudited)

(Amounts in thousands, except per share data)

                                                      Three Months Ended
                                                      __________________
                                                        1997       1996
                                                      _______    _______
INTEREST INCOME:
  Interest and Fees on Loans                          $ 8,673    $ 7,920
  Interest Income on Balances Due From Banks                6          5
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 1,516      1,672
  Interest on Obligation of States and
    Political Subdivisions                                915        950
  Interest on Other Securities                             27         94
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                  196        133
                                                      _______    _______
  Total Interest Income                                11,333     10,774

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                      817        943
  Interest on Other Deposits                            3,932      3,735
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to Repurchase         106          5
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  202        152
                                                      _______    _______
  Total Interest Expense                                5,057      4,835

  Net Interest Income                                   6,276      5,939
Provision for Possible Loan Losses                        260        291
                                                      _______    _______
  Net Interest Income After Provision for
  Loan Losses                                           6,016      5,648
                                                      _______    _______

NONINTEREST INCOME:
  Income from Fiduciary Activities                        275        227
  Service Charge on Deposit Accounts                      905        859
  Other Noninterest Income                                739        463
                                                      _______    _______
  Total Noninterest Income                              1,919      1,549
Gains (Losses) on Securities                              (55)         3
                                                      _______    _______
NON INTEREST EXPENSE:
  Salaries and Employee Benefits                        2,626      2,462
  Expense of Premises and Fixed Assets                    687        616
  Other Noninterest Expense                             1,346      1,249
                                                      _______    _______
  Total Noninterest Expense                             4,659      4,327
                                                      _______    _______

Income Before Income Taxes                              3,221      2,873
Applicable Income Taxes                                   907        756
                                                      _______    _______

NET INCOME                                            $ 2,314    $ 2,117
                                                      =======    =======
Net Earning Per Share                                 $  1.93    $  1.76



                               NBC CAPITAL CORPORATION

                             CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                            Mar.31,1997      Dec.31,1996
                                            ___________      ___________
ASSETS                                      (Unaudited)       (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances               $  28,753        $  29,126
  Interest-Bearing Balances                        285              493
                                             _________        _________
    Total Cash and Due From Banks               29,038           29,619
Held-To-Maturity Securities (Market
  Value of $34,036 at March 31, 1997
  and $34,633 at December 31, 1996)             31,468           31,673
Available-For-Sale Securities
  Mortgage-Backed Securities                    41,344           38,871
  All Other Available-For-Sale Securities       98,959           97,298
                                             _________        _________
    Total Securities                           171,771          167,842

Federal Funds Sold and Securities
  Purchased Under Agreement to Resell           11,900            9,100
Loans                                          382,707          386,518
  Less: Unearned Interest                         (492)            (903)
  Less: Reserve for Loan Losses                 (6,875)          (6,778)
                                             _________        _________
    Net Loans                                  375,340          378,837
Bank Premises and Equipment (Net)               13,885           13,267
Interest Receivable                              5,344            5,756
Other Real Estate Owned                            112              730
Other Assets                                    11,692            9,279
                                             _________        _________

    TOTAL ASSETS                             $ 619,082        $ 614,430
                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                       $  71,683        $  71,601
  Interest-Bearing Time, $100,000 or More       87,407           62,091
  Other Interest-Bearing                       359,106          383,060
                                             _________        _________
    Total Deposits                             518,196          516,752
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase           12,151            9,321
Demand Notes Issued to the U. S. Treasury        2,471            1,411
Other Borrowed Funds                            12,532           13,300
Interest Payable                                 1,961            2,206
Other Liabilities                                5,094            6,592
                                             _________        _________
    TOTAL LIABILITIES                          552,405          549,582

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                      1,200            1,200
Surplus                                         33,002           33,002
Undivided Profits                               32,723           30,409
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                   (248)             237
                                             _________        _________
     TOTAL STOCKHOLDERS' EQUITY                 66,677           64,848
                                             _________        _________
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                $ 619,082        $ 614,430
                                             =========        =========



                             NBC CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

(Amounts in thousands)
                                                       1997      1996
                                                     _______   _______

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                         $ 2,314   $ 2,117
  Adjustments to reconcile net income to net cash
    Depreciation and Amortization                        415       421
    Deferred Income Taxes (Credits)                       99       853
    Provision for Loan Losses                            260       291
    Loss (Gain) on Sale of Securities                     55        (3)
    (Increase) Decrease in Interest Receivable           412       378
    (Increase) Decrease in Other Assets               (1,747)   (2,425)
    Increase (Decrease) in Interest Payable             (245)     (334)
    Increase (Decrease) in Other Liabilities             973       (94)
                                                     _______   _______
  Net Cash Provided by Operating Activities            2,536     1,204

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Maturities of Securities             7,311     5,840
    Proceeds from Sale of Securities                   5,580         3
    Purchase of Securities                           (17,608)  (14,311)
    (Increase) Decrease in Loans                       3,237    (2,225)
    Additions to Bank Premises and Equipment            (932)     (783)
                                                     _______   _______
  Net Cash Used in Investing Activities               (2,412)  (11,476)

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (Decrease) in Deposits                    1,443    17,124
    Dividend Paid on Common Stock                          0         0
    Increase (Decrease) in Borrowed Funds                652      (703)
                                                     _______   _______
  Net Cash Provided by Financing Activities            2,095    16,421
                                                     _______   _______
  Net Increase (decrease) in Cash and Cash
    Equivalents                                        2,219     6,149

  Cash and Cash Equivalents at Beginning of Year      38,719    28,393
                                                     _______   _______

  Cash and Cash Equivalents at End of Quarter        $40,938   $34,542
                                                     =======   =======
Cash Paid during Year for:

  Interest                                           $ 5,302   $ 5,170

  Income Taxes                                           355       422



                               PART I.  ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                MARCH 31, 1997



Earnings for the first quarter of 1997 grew 9.3% to $2.31 million or $1.93 per share. This compares to $2.12 million or $1.76 per share for the first quarter of 1996. These totals equate to a 1.5% return on average assets and 14.1% return on average equity.

Net interest income for the first quarter of 1997 was $6.28 million compared to $5.94 million in 1996. This represents an increase of 5.7%. This increase resulted from a five (5) basis point improvement in the net interest margin and a $24.5 million increase in earning assets.

Non-interest income grew 20.1% paced by a 21.2% increase in income from the Company's Trust and Financial Management activities and a 5.3% increase in income from deposit accounts. Additionally, approximately $.10 per share was added to the first quarter of 1997 from the sale of the assets of the company's finance company subsidiary.

Intentional security losses of approximately $58,000 were generated during the quarter as the company sold lower yielding securities and re-invested proceeds at higher yields. The impact of these transactions will produce increased investment portfolio income for the company over the long term.

Non-interest expense increased 7.7% for the period reported. The majority of these increases are associated with special projects underway related to centralized loan processing, imaging and sales and service training. The cost related to two new branch facilities (Philadelphia, Mississippi and Tuscaloosa, Alabama) are also reflected in these totals. These branches were opened during March 1996.

The company's balance continues to show steady growth as total assets increased from $614 million to $619 million during the quarter. Deposits increased $1.4 million and Securities Sold Under Agreements to Repurchase increased $2.8 million. Due to a softening in loan demand during the quarter, these funds were used to increase the investment securities portfolio. Management is hopeful that loan demand will increase as we move into the spring and early summer months. Loan quality remains good and management is committed to not relaxing the underwriting standards because of the reduction in loan demand.

Shareholders' equity increased from $64.8 million to $66.7 million during the first quarter. This represented a 2.9% increase. During the quarter there was a decline in the market value of the investment securities portfolio. This resulted in the unrealized gain (loss) on the available for sale securities component of Shareholders' Equity moving from an unrealized gain of $237,000 at December 31, 1996, to an unrealized loss of $248,000 at March 31, 1997.

The bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At March 31, 1997, the banks' Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited to the current year's net profit and the retained net earnings of the two preceding years. At March 31, 1997, this amounted to approximately $12,487,000. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Corporation and such loans are required to be on a fully secured basis.




                                  PART II



Item 1       Not Applicable
Item 2       Not Applicable
Item 3       Not Applicable
Item 4       Not Applicable

Item 5      Other Information

As disclosed in Management's Discussion and Analysis, during the first quarter of 1997, the Corporation sold the assets of its finance company subsidiary. Even though the subsidiary remains registered as a personal finance company, no current business activity is being conducted.

In March 1997, the Financial Accountings Standards Board issued SFAS 128 on Earnings Per Share. The SEC requires disclosure of the impact that recently issued (but not yet effective) accounting standards will have on the financial statements of a registrant. Because of the simple capital structure of NBC Capital Corporation, SFAS 128 will have no impact on its financial statements.

Item 6      Not Applicable


The Financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the three month period ending March 31, 1997, have been included.



                           NBC CAPITAL CORPORATION

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



May 7, 1997                              Richard T. Haston
Date                                     Richard T. Haston
                                         Treasurer and Assistant Secretary