Form 10-Q
period 1997-06-30
NBC CAPITAL CORP
filed 1997-08-13
CIK 742054

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C.  20549

                                        FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      June 30, 1997

Commission File Number  2-89900

                                    NBC CAPITAL CORPORATION
                    (Exact name of registrant as specified in its charter.)


    Mississippi                              64-0694775
(State of other jurisdiction of          (I. R. S. Employer
incorporation or organization)           Identification No.)


NBC Plaza, P. O. Box 1187, Starkville, Mississippi            39760
(Address of principal executive offices)                    (Zip Code)

Registrants's telephone number, including area code:  (601)323-1341

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

Common Stock, $1 Par Value - 1,200,000 shares as of June 30, 1997.






                            PART I. - FINANCIAL INFORMATION

                                NBC CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME FOR
                        SIX MONTHS ENDED JUNE 30, 1997 AND 1996.
                                       (Unaudited)

(Amounts in thousands, except per share data)

                                                       Six Months Ended
                                                      __________________
                                                        1997       1996
                                                      _______    _______
INTEREST INCOME:
  Interest and Fees on Loans                           17,600     15,981
  Interest Income on Balances Due From Banks               14         11
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 3,084      3,352
  Interest on Obligation of States and
    Political Subdivisions                              1,809      1,899
  Interest on Other Securities                             64        188
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                  430        228
                                                      _______    _______
Total Interest Income                                  23,001     21,659
INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                    1,784      1,866
  Interest on Other Deposits                            7,882      7,412
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to Repurchase         225          7
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  400        300
                                                      _______    _______
      Total Interest Expense                           10,291      9,585
  Net Interest Income                                  12,710     12,074
Provision for Possible Loan Losses                        520        582
                                                      _______    _______
  Net Interest Income After Provision for
  Loan Losses                                          12,190     11,492
                                                      _______    _______
NONINTEREST INCOME:
  Income from Fiduciary Activities                        550        454
  Service Charge on Deposit Accounts                    1,839      1,729
  Other Noninterest Income                              1,319        985
                                                      _______    _______

      Total Noninterest Income                          3,708      3,168
  Gains (Losses) on Securities                            (58)         6
                                                      _______    _______

NON INTEREST EXPENSE:
  Salaries and Employee Benefits                        5,123      4,969
  Expense of Premises and Fixed Assets                  1,389      1,243
  Other Noninterest Expense                             2,789      2,719
                                                      _______    _______
      Total Noninterest Expense                         9,301      8,931
                                                      _______    _______
Income Before Income Taxes                              6,539      5,735
Applicable Income Taxes                                 1,839      1,494
                                                      _______    _______

NET INCOME                                              4,700      4,241

Net Earning Per Share                                    3.92       3.53





                           NBC CAPITAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                            Jun.30,1997  Dec.31,1996
                                            ___________  ___________
ASSETS                                      (Unaudited)   (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                   32,008       29,126
  Interest-Bearing Balances                         436          493
                                            ___________  ___________
    Total Cash and Due From Banks                32,444       29,619
Held-To-Maturity Securities (Market Value
  of $34,036 at March 31, 1997 and $34,633
  at December 31, 1996)                          31,344       31,673
Available-For-Sale Securities
  Mortgage-Backed Securities                     44,613       38,871
  All Other Available-For-Sale Securities        95,153       97,298
                                            ___________  ___________
    Total Securities                            171,110      167,842
Federal Funds Sold and Securities
  Purchased Under Agreement to Resell            10,400        9,100
Loans                                           391,282      386,518
  Less: Unearned Interest                          (346)        (903)
  Less: Reserve for Loan Losses                  (6,937)      (6,778)
                                            ___________  ___________
    Net Loans                                   383,999      378,837
Bank Premises and Equipment (Net)                13,773       13,267
Interest Receivable                               5,858        5,756
Other Real Estate Owned                             159          730
Other Assets                                     11,446        9,279
                                            ___________  ___________
    TOTAL ASSETS                                629,189      614,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                           71,835       71,601
  Interest-Bearing Time, $100,000 or More        98,414       62,091
  Other Interest-Bearing                        352,995      383,060
                                            ___________  ___________
    Total Deposits                              523,244      516,752
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase            13,738        9,321
Demand Notes Issued to the U. S. Treasury         4,200        1,411
Other Borrowed Funds                             11,947       13,300
Interest Payable                                  2,278        2,206
Other Liabilities                                 4,798        6,592
                                            ___________  ___________
    TOTAL LIABILITIES                           560,205      549,582

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                       1,200        1,200
Surplus                                          33,002       33,002
Undivided Profits                                34,629       30,409
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                     153          237
                                            ___________  ___________
     TOTAL STOCKHOLDERS' EQUITY                  68,984       64,848
                                            ___________  ___________

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                     629,189      614,430






                             NBC CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                    (Unaudited)

(Amounts in thousands)
                                                  1997        1996
                                                ________    ________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                       4,700       4,241
  Adjustments to reconcile net income to
    net cash:
      Depreciation and Amortization                  752         756
      Deferred Income Taxes (Credits)               (114)      1,247
      Provision for Loan Losses                      520         582
      Loss (Gain) on Sale of Securities               58          (6)
      (Increase) Decrease in Interest
        Receivable                                  (102)       (232)
      (Increase) Decrease in Other Assets         (1,542)     (2,753)
      Increase (Decrease) in Interest Payable         72        (329)
      Increase (Decrease) in Other Liabilities    (1,796)        779

                                                ________    ________
  Net Cash Provided by Operating Activities        2,548       4,286

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from Maturities of Securities          15,371       7,290
  Proceeds from Sale of Securities                 5,576       1,006
  Purchase of Securities                         (24,400)     (8,967)
  (Increase) Decrease in Loans                    (5,682)    (13,179)
  Additions to Bank Premises and Equipment        (1,154)       (960)
                                                ________    ________
  Net Cash Used in Investing Activities          (10,289)    (14,809)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (Decrease) in Deposits                 6,492      18,563
   Dividend Paid on Common Stock                    (480)       (444)
   Increase (Decrease) in Borrowed Funds           5,854      (1,131)
                                                ________    ________
   Net Cash Provided by Financing Activities      11,866      16,988

Net Increase (decrease) in Cash and Cash
   Equivalents                                     4,125       6,465

Cash and Cash Equivalents at Beginning
   of Year                                        38,719      28,393
                                                ________    ________
Cash and Cash Equivalents at End of Quarter       42,844      34,858

Cash Paid during Year for:

  Interest                                        10,219       9,914

  Income Taxes                                     1,490         916







                                 PART I.  ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  JUNE 30, 1997

    Earnings for the first half of 1997 grew 10.8% to $4.70 million or $3.92 per share. This compares to $4.24 million or $3.53 per share for the first half of 1996. These totals equate to a 1.5% return on average assets and 14.1% return on average equity.

    Net interest income for the first half of 1997 was $10.29 million compared to $9.59 million in 1996. This represents an increase of 7.3%. This increase resulted from a two (2) basis point improvement in the net interest margin and a $26.5 million increase in earning assets.

    Non-interest income grew 15.0% paced by a 21.1% increase in income from the Company s Trust and Financial Management activities and a 6.4% increase in income from deposit accounts. Additionally, approximately $.10 per share was added to the first quarter of 1997 from the sale of the assets of the company s finance company subsidiary.

    Intentional security losses of approximately $58,000 were generated during the quarter of 1997, as the company sold lower yielding securities and reinvested proceeds at higher yields. The impact of these trans-actions will produce increased investment portfolio income for the company over the long term.

    Non-interest expense increased 4.1% for the period reported. The majority of these increases are associated with special projects underway related to centralized loan processing, imaging, and sales and service training. The cost related to two new branch facilities (Philadelphia, Mississippi and Tuscaloosa, Alabama) are also reflected in these totals. These branches were opened during March 1996.

    The company's balance continues to show steady growth as total assets increased from $614 million to $629 million during the first half of 1997. Deposits increased $6.5 million and Securities Sold Under Agreements to Repurchase increased $4.4 million. These additional funds were used to increase the investment securities portfolio by $3.3 million and to fund loan growth of $4.8 million. Loan quality remains good and management is committed to maintaining its strong underwriting standards.

    Shareholders' equity increased from $64.8 million to $69.0 million during the first half of 1997. This represented a 6.5% increase. During the period there was a decline in the market value of the investment securities portfolio. This resulted in the unrealized gain (loss) on the available for sale securities component of Shareholders' Equity moving from an unrealized gain of $237,000 at December 31, 1996, to an unrealized gain of $153,000 at June 30, 1997.

    The bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At June 30, 1997, the banks' Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines.

    Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited to the current year's net profit and the retained net earnings of the two preceding years. At June 30, 1997, this amounted to approximately $14,387,000. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Corporation and such loans are required to be on a fully secured basis.



                             PART II




Item 1       Not Applicable
Item 2       Not Applicable
Item 3       Not Applicable
Item 4       Not Applicable
Item 5       Other Information

    At the July meeting, the Board of Directors of NBC Capital Corporation approved and recommended to the Shareholders that the number of authorized shares of common stock of the Corporation be increased from 3,000,000 to 10,000,000 shares. The date for the special shareholder meeting has not been set as of the date of filing of this Form 10-Q. Of the additional shares authorized, 5,200,000 shares will be available for general corporate purposes.

    At this same meeting, the Board of Directors authorized a 3 for 1 stock split. This stock split will be effected in the form of a dividend, with a charge to undivided profits and a credit to the common stock account for the aggregate par value of the new shares issued. Each shareholder at the date of record will receive three additional shares of stock for each share of stock owned. This transaction will increase the number of shares of common stock outstanding from 1,200,000 to 4,800,000. The Record Date and the Distribution Date have not been established at this time, pending the special shareholder meeting required to authorize the additional shares necessary to make the distribution.


Item 6       Not Applicable

    The Financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the six month period ending June 30, 1997, have been included.





                           NBC CAPITAL CORPORATION

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NBC CAPITAL CORPORATION
                                       Registrant



August 8, 1997                         Richard T. Haston
Date                                   Richard T. Haston
                                       Treasurer and Assistant Secretary