Form 10-Q
period 1997-09-30
NBC CAPITAL CORP
filed 1997-11-12
CIK 742054

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                               FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      September 30, 1997

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

Common Stock, $1 Par Value - 1,200,000 shares as of September 30, 1997.



                     PART I. - FINANCIAL INFORMATION

                          NBC CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME FOR
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.
                                (Unaudited)

(Amounts in thousands, except per share data)

                                                      Nine Months Ended
                                                      __________________
                                                        1997      1996
                                                      _______    _______
INTEREST INCOME:
  Interest and Fees on Loans                          $26,787    $24,457
  Interest Income on Balances Due From Banks               25         18
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 4,511      4,758
  Interest on Obligation of States and
    Political Subdivisions                              2,701      2,826
  Interest on Other Securities                            263        288
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                  660        284
                                                      _______    _______
Total Interest Income                                  34,947     32,631

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                    2,834      2,794
  Interest on Other Deposits                           11,930     11,064
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to Repurchase         368         64
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  675        450
                                                      _______    _______

                    Total Interest Expense             15,807     14,372
  Net Interest Income                                  19,140     18,259
Provision for Possible Loan Losses                        780        873
                                                      _______    _______
  Net Interest Income After Provision for
  Loan Losses                                          18,360     17,386
                                                      _______    _______

NONINTEREST INCOME:
  Income from Fiduciary Activities                        825        681
  Service Charge on Deposit Accounts                    2,698      2,618
  Other Noninterest Income                              1,957      1,648
                                                      _______    _______

                   Total Noninterest Income             5,480      4,947
Gains (Losses) on Securities                              (58)         6
                                                      _______    _______

NON INTEREST EXPENSE:
  Salaries and Employee Benefits                        7,692      7,412
  Expense of Premises and Fixed Assets                  2,117      1,896
  Other Noninterest Expense                             4,210      4,044
                                                      _______    _______

                 Total Noninterest Expense             14,019     13,352
                                                      _______    _______

Income Before Income Taxes                              9,763      8,987
Applicable Income Taxes                                 2,756      2,432
                                                      _______    _______

NET INCOME                                              7,007      6,555

Net Earning Per Share                                    5.84       5.46





                          NBC CAPITAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS



(Amounts in thousands, except per share data)
                                            Sep.30,1997      Dec.31,1996
ASSETS                                      (Unaudited)       (Audited)
                                              _______          _______
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                $26,208          $29,126
  Interest-Bearing Balances                       302              493
                                              _______          _______
    Total Cash and Due From Banks              26,510           29,619
Held-To-Maturity Securities (Market
  Value of $34,209 at September 30,
  1997 and $34,633 at December 31,
  1996)                                        31,351           31,673
Available-For-Sale Securities
  Mortgage-Backed Securities                   48,237           38,871
  All Other Available-For-Sale
    Securities                                 97,900           97,298
                                              _______          _______
    Total Securities                          177,488          167,842
Federal Funds Sold and Securities Purchased
  Under Agreement to Resell                     8,920            9,100
Loans                                         397,567          386,518
  Less: Unearned Interest                        (215)            (903)
  Less: Reserve for Loan Losses                (6,990)          (6,778)
                                              _______          _______
    Net Loans                                 390,362          378,837
Bank Premises and Equipment (Net)              13,553           13,267
Interest Receivable                             5,741            5,756
Other Real Estate Owned                           211              730
Other Assets                                   11,036            9,279
                                              _______          _______

    TOTAL ASSETS                              633,821          614,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                         74,921           71,601
  Interest-Bearing Time, $100,000 or More      90,969           62,091
  Other Interest-Bearing                      352,946          383,060
                                              _______          _______

    Total Deposits                            518,836          516,752
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase               15,350            9,321
Demand Notes Issued to the U. S. Treasury       2,908            1,411
Other Borrowed Funds                           18,561           13,300
Interest Payable                                2,171            2,206
Other Liabilities                               4,473            6,592
    TOTAL LIABILITIES                         562,299          549,582

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                     1,200            1,200
Surplus                                        33,002           33,002
Undivided Profits                              36,937           30,409
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                   383              237
     TOTAL STOCKHOLDERS' EQUITY                71,522           64,848
                                              _______          _______
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                   633,821          614,430




                            NBC CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

(Amounts in thousands)
                                               1997              1996
                                              _______          _______

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                  $ 7,007          $ 6,555

  Adjustments to reconcile net income to
    net cash
      Depreciation and Amortization             1,149            1,094
      Deferred Income Taxes (Credits)            (153)           1,055
    Provision for Loan Losses                     780              873
    Loss (Gain) on Sale of Securities              58               (6)
    (Increase) Decrease in Interest
      Receivable                                   14              260
    (Increase) Decrease in Other Assets        (1,315)          (4,493)
    Increase (Decrease) in Interest Payable       (35)            (412)
    Increase (Decrease) in Other Liabilities   (3,411)             815
                                              _______          _______
  Net Cash Provided by Operating Activities     4,094            5,741

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Maturities of Securities     23,455            9,848
    Proceeds from Sale of Securities            5,573                6
    Purchase of Securities                    (38,510)             447
    (Increase) Decrease in Loans              (12,305)         (30,841)
    Additions to Bank Premises and Equipment   (1,280)          (1,257)
                                              _______          _______
  Net Cash Used in Investing Activities       (23,067)         (21,797)

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (Decrease) in Deposits             2,084            5,286
    Dividend Paid on Common Stock                (480)            (444)
    Increase (Decrease) in Borrowed Funds      14,079           (9,418)
                                              _______          _______
  Net Cash Provided by Financing Activities    15,683           14,260

  Net Increase (decrease) in Cash and Cash
    Equivalents                                (3,290)          (1,796)

  Cash and Cash Equivalents at Beginning
    of Year                                    38,719           28,393
                                              _______          _______
  Cash and Cash Equivalents at End of
    Quarter                                    35,429           26,597

Cash Paid during Year for:

  Interest                                     15,841           14,784

  Income Taxes                                  2,377            1,387






                               PART I.  ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                              SEPTEMBER 30, 1997

    Earnings for the first three quarters of 1997 grew 6.9% to $7.01 million or $5.84 per share. This compares to $6.56 million or $5.46 per share for the first three quarters of 1996. These totals equate to a 1.5% return on average assets and 13.7% return on average equity.

    Net interest income for the first half of 1997 was $19.14 million compared to $18.26 million in 1996. This represents an increase of 4.8%. This increase resulted from a one (1) basis point decline in the net interest margin and a $29.7 million increase in earning assets.

    Non-interest income grew 10.8% paced by a 21.1% increase in income from the Company's Trust and Financial Management activities and a 3.1% increase in income from deposit accounts. Additionally, approximately $.10 per share was added to the first quarter of 1997 from the sale of the assets of the company's finance company subsidiary.

    Intentional security losses of approximately $58,000 were generated during the first quarter of 1997, as the company sold lower yielding securities and re-invested proceeds at higher yields. The impact of these transactions will produce increased investment portfolio income for the company over the long term.

    Non-interest expense increased 5.0% for the period reported. The majority of these increases are associated with special projects such as centralized loan processing, imaging, and sales and service training. All these projects were undertaken to improve the Company's delivery systems. The cost related to two new branch facilities (Philadelphia, Mississippi and Tuscaloosa, Alabama) are also reflected in these totals. These branches were opened during March 1996.

    The company's balance sheet continues to show steady growth as total assets increased from $614 million to $634 million during the first three quarters of 1997. Deposits increased $2.1 million, Securities Sold Under Agreements to Repurchase increased $6.0 million and borrowed funds increased $5.2 million. These additional funds were used to increase the investment securities portfolio by $9.6 million and to fund loan growth of $11.0 million. Loan quality remains good and management is committed to maintaining its strong underwriting standards.

    Shareholders' equity increased from $64.8 million to $71.5 million during the first three quarters of 1997. This represented a 10.4% increase. During the period there was an increase in the market value of the investment securities portfolio. This resulted in the unrealized gain (loss) on the available for sale securities component of Shareholders' Equity moving from an unrealized gain of $237,000 at December 31, 1996, to an unrealized gain of $383,000 at September 30, 1997.

    The bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At September 30, 1997, the banks Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines.

    Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited to the current year's net profit and the retained net earnings of the two preceding years. At September 30, 1997, this amounted to approximately $16,428,000. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Corporation and such loans are required to be on a fully secured basis.



                             PART II

    Item 1       Not Applicable
    Item 2       Not Applicable
    Item 3       Not Applicable
    Item 4       Not Applicable

    Item 5      Other Information

    As disclosed in the prior Form 10-Q, at the July meeting, the Board of Directors of NBC Capital Corporation approved and recommended to the Shareholders that the number of authorized shares of common stock of the Corporation be increased from 3,000,000 to 10,000,000 shares. Of the additional shares authorized, 5,200,000 shares will be available for general corporate purposes.

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

    A Special Meeting of Shareholders was held October 14, 1997, and the increase in the number of shares authorized to 10,000,000 was approved. At its regular meeting on October 15, 1997, the Board of Directors established the Record Date for the stock split at the close of business on October 15, 1997, and the Distribution Date as October 29, 1997.


    Item 6  Not Applicable

    The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the nine month period ending September 30, 1997, have been included.




                        NBC CAPITAL CORPORATION

                                SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NBC CAPITAL CORPORATION
                                   Registrant



November 7, 1997                   Richard T. Haston
Date                               Richard T. Haston
                                   Treasurer and Assistant Secretary