Form 10-K
period 1997-12-31
NBC CAPITAL CORP
filed 1998-03-27
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended       December 31, 1997

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

          $98,500,000
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 4,800,000 shares outstanding as of December 31, 1997.


Documents incorporated by reference -

     Proxy statement dated September 25, 1997 - Part I, Item 4
     Annual report to shareholders for 1997 - Parts II and IV
     Proxy statement dated March 20, 1998 - Part III




                                     PART I

ITEM 1 - BUSINESS

NBC Capital Corporation

     NBC Capital Corporation (the Company) is a multi-bank holding company which was organized under the laws of the State of Mississippi in 1984 and was reorganized in 1987 under the laws of the State of Delaware. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce of Mississippi (NBC), a national banking corporation. On January 1, 1994, the Company acquired more than 99% of the outstanding common stock of NBC of Tuscaloosa (formerly First State Bank of Tuscaloosa). For the year ended
December 31, 1997, these financial institutions and their subsidiaries accounted for 100% of the Company's consolidated income and approximately 99% of its consolidated expenses.

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

     NBC is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 1997.

     NBC provides a complete line of wholesale and retail services including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank.

     NBC utilizes a written Asset/Liability Management Policy which calls for maintaining the 24 month GAP within a tolerance of + 5% - 10% of total assets. The financial plan calls for a return on assets of 1.2% - 1.5% and a minimum return on equity of approximately 10%.

     NBC is operated in a conservative fashion while meeting the needs of the community. There has been no disposition of any material amounts of assets nor has there been a material change in the mode of conducting business. No major changes in operation are planned for the near future.

NBC of Tuscaloosa

     NBC of Tuscaloosa was organized in 1968 as a national bank and operates under the regulations of the Office of the Comptroller of the Currency ("OCC").

     NBC of Tuscaloosa is located in Tuscaloosa, Alabama, a city with a population of approximately 85,000 people. It was acquired by the Company on January 1, 1994. Management of the Company is of the opinion that this acquisition provided for new opportunities for growth and expansion. Tuscaloosa, Alabama, is a city that expects future economic development. As an example, Mercedes opened an automotive plant in the Tuscaloosa area. Management of the Company believes this acquisition placed the Company in a position to participate in the economic development.

     NBC of Tuscaloosa competes with many other financial institutions in the Tuscaloosa area, most of which are larger. NBC of Tuscaloosa had total assets of $93 million at December 31, 1997, and reported net income of $968 thousand for the year ended December 31, 1997.
The bank's history has been one of moderate growth and average earnings when compared to its peer group.

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

     NBC of Tuscaloosa has adopted the asset/liability management policy of NBC. The financial plan calls for a return on assets of 1% and a minimum return on equity (net of goodwill) of approximately 9%.

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 1997 and 1996, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

Philadelphia Finance Corporation

     Philadelphia Finance Corporation (Finance), a wholly-owned subsidiary of NBC, was a finance company that provided lending and financing services to consumers. It engaged in consumer financing, and its loans were of a smaller amount and a higher interest rate than that of NBC. Finance was located in Philadelphia, Mississippi. In March, 1997, substantially all of its assets were sold, and subsequently, no significant business activity was conducted. Finance was sold due to inadequate growth and earnings.

Competition

     NBC and its subsidiaries currently serve five counties and nine municipalities in North Mississippi. Over this same area, the bank competes directly with approximately 15 competing banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The institutions range in asset size from approximately $100 million to in excess of $5 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks depends on whether the reference is made to the branch banks or to their parent banks. Several other competitors are branches or divisions of nationwide and regional companies with more resources than the Company and its subsidiaries.

     NBC of Tuscaloosa is located in Tuscaloosa, Alabama, and has a main office and three branch locations. The bank competes with approxi-mately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $35 million to $20 billion. Asset size of the competitive banks depends on whether reference is made to the branch banks or to their parent bank. NBC of Tuscaloosa also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies. The acquisition of NBC of Tuscaloosa by the Company provided NBC of Tuscaloosa with access to resources, products, and services previously unavailable, thereby improving its competitive position.

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

     Dividends paid by the Company are substantially provided from dividends from the banking subsidiaries. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1997, the banking subsidiaries had available for payment of dividends to the Company, without prior approval of their regulator, approximately $16 million.

     The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary banks. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's banking subsidiaries for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's banking subsidiaries' FDIC assessment, trust services and asset/liability management. At December 31, 1997, the tier I and total capital ratios, respectively, of the Company (consolidated) and its subsidiary banks (individually) were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

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

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 1997, the Company's Tier 1 and total capital ratios were 16.4% and 17.7%, respectively.

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

     Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

     On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
(the Interstate Banking Act). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act will allow banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate
Banking Act will permit national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish such branches.

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

     CNIC is subject to regulation by the applicable state agencies. These agencies set reserve requirements, reporting standards, and establish regulations, all of which affect business operations.

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

Sources and Availability of Funds

     The materials essential to the business of the Company and its subsidiaries consist primarily of funds derived from deposits and other borrowings in the financial markets. The availability of funds is primarily dependent upon the economic policies of the government, the economy in general and the institution's ability to compete in the market place.

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

         Name and Title        Age           Five Year Experience
_____________________________  ___  ____________________________________

L. F. Mallory, Jr.              55  Chairman of the Board and Chief
 Chairman and Chief Executive        Executive Officer, NBC Capital
 Officer                             Corporation and NBC of Mississippi


Bobby Harper                    56  Chairman of Executive Committe, NBC
 Chairman of the Executive           Capital Corporation and President,
 Committee                           NBC of Mississippi, Columbus Banking
                                     Center

Hunter M. Gholson               65  Secretary of NBC Capital Corporation
 Secretary                           and NBC of Mississippi

Mark A. Abernathy               41  President and Chief Operating Officer,
 President and Chief                 NBC Capital Corporation and NBC of
 Operating Officer, NBC              Mississippi. Prior to joining NBC in
 Capital Corporation and             1994, he was Consumer Regional
 NBC of Mississippi                  Executive Officer of Nations Bank,
                                     Nashville, Tennessee.

Richard Haston                  51  Treasurer and Assistant Secretary,
 Treasurer and Assistant             NBC Capital Corporation, and
 Secretary, NBC Capital              Executive Vice President and
 Corporation and Executive           Chief Financial Officer, NBC of
 Vice President and Chief            Mississippi since October 1, 1996;
 Financial Officer, NBC of           Executive Vice President and Chief
 Mississippi                         Financial Officer of Legacy
                                     Securities Corp., Memphis,
                                     Tennessee, March, 1996 -
                                     September, 1996; President and Chief
                                     Financial Officer of Calabare
                                     Financial Group, Inc., Memphis,
                                     Tennessee, June, 1993 -
                                     February, 1996

Joel C. Clements                50  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, NBC of Mississippi
 Vice President, NBC of
 Mississippi

Clifton B. Fowler               49  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC of
 Corporation and President,          Mississippi, Starkville Banking
 NBC of Mississippi,                 Center.
 Starkville Banking Center

Thomas J. Prince, Jr.           56  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC
 Corporation and President,          of Mississippi, Aberdeen
 NBC of Mississippi, Aberdeen        Banking Center
 Banking Center

Thomas P. Hester                64  President and Chief Executive
 President and Chief                 Officer, Tuscaloosa Banking Center
 Executive Officer,
 Tuscaloosa Banking Center

Rex D. Poole                    61  Vice President, NBC Capital
 Vice President, NBC  Capital        Corporation and Executive Vice
 Corporation and Executive           President and Trust Officer,
 Vice President and Trust            NBC of Mississippi
 Officer, NBC of Mississippi

Donald J. Bugea, Jr.            44  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President and Investment
 Vice President and Investment       Officer, NBC of Mississippi.
 Officer, NBC of Mississippi

Terrence Y. DeWitt              36  Executive Vice President,
 Executive Vice President,           Tuscaloosa Banking Center
 Tuscaloosa Banking Center

Clay McWilliams                 48  Senior Vice President, NBC of
 Senior Vice President,              Mississippi
 NBC of Mississippi

Robert L. Maddox                46  Executive Vice President, Columbus
 Executive Vice President            Banking Center
 Columbus Banking Center

Stanley P. Salter               49  President, Philadelphia Banking
 President, Philadelphia             Center
 Banking Center


Personnel

     At December 31, 1997, NBC and NBC of Tuscaloosa had 328 full-time employees. The Company, Service and CNIC had no employees at December 31, 1997.


ITEM 2 - PROPERTIES

     The Company, Service and CNIC owned no properties at December 31,
1997.

     The following listing describes the locations and general character of the Bank-owned properties:

                                                             Approximate
                                                             Office Space
                Type                     Location           (Square Feet)
______________________________  _________________________   _____________

NBC of Mississippi:

Main Office                     Starkville, Mississippi          35,000
University Branch               Starkville, Mississippi           1,485
Motor Branch                    Starkville, Mississippi           2,000
82 Branch                       Starkville, Mississippi           2,077
Operations Center               Starkville, Mississippi          16,500
Starkville Crossing             Starkville, Mississippi           2,000

Main Office                     Columbus, Mississippi            36,000
North Columbus Branch           Columbus, Mississippi             1,440
Fairlane Branch                 Columbus, Mississippi             2,400
Gardner Blvd. Branch            Columbus, Mississippi             1,156
Bluecutt Road Branch            Columbus, Mississippi             3,200

Main Office                     Aberdeen, Mississippi            11,026
Maple Street Branch             Aberdeen, Mississippi               998
Highway 45 North Branch         Aberdeen, Mississippi             1,205

Main Office                     Amory, Mississippi                8,550
Medical and Industrial
  Center Branch                 Amory, Mississippi                  950

Main Office                     Artesia, Mississippi              1,500

Main Office                     Brooksville, Mississippi          3,000

Main Office                     Hamilton, Mississippi             1,800

Main Office                     Maben, Mississippi                4,000

Main Office                     Philadelphia, Mississippi         6,000
Northside Branch                Philadelphia, Mississippi           300
Southside Branch                Philadelphia, Mississippi           450
Operations Center               Philadelphia, Mississippi         6,600
Westside Branch                 Philadelphia, Mississippi         3,250

NBC of Tuscaloosa:

Main Office                     Tuscaloosa, Alabama               6,400
Northport Branch                Tuscaloosa, Alabama               3,018
University Branch               Tuscaloosa, Alabama               2,480
North Tuscaloosa Branch         Tuscaloosa, Alabama               3,250

     In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.


ITEM 3 - LEGAL PROCEEDINGS

     There are no pending proceedings of a material nature to which the Company, NBC, NBC of Tuscaloosa, Service, or CNIC is a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 14, 1997, the stockholders in a special meeting approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares from three million (3,000,000) shares to ten million (10,000,000) shares. A proposal to provide stockholders pre-emptive rights was also approved. Of 1,200,000 shares outstanding, 1,034,437 or 86.2% voted for the amendments to the Certificate of Incorporation and 1,030,116 or 85.8% voted for pre-emptive rights. The proxy statement dated September 25, 1997, (Form DEFS14A, filed
September 24, 1997) is incorporated herein by reference.


                                     PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) The information titled "Market Information" and contained on Page 45 of the Company's annual report to shareholders for the year 1997 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.a.


 (b) At December 31, 1997, the Company had approximately 1,850 security holders.

 (c) Dividends on common stock were declared semiannually in June and December of the years reported and totaled as follows:

                                                        December 31,
                                                  ______________________
                                                     1997         1996
                                                  __________  __________

   Dividends declared, $.61 per share             $      -    $2,940,000
   Dividends declared, $.66 per share              3,168,000         -
                                                  __________  __________

                                                  $3,168,000  $2,940,000
                                                  ==========  ==========

   NOTE: Per share amounts have been adjusted for the 4 for 1 stock split in 1997.


ITEM 6 - SELECTED FINANCIAL DATA

   The information titled "Selected Financial Data" and contained on Page 46 of the Company's annual report to the shareholders for the year 1997 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.b.


                     SUPPLEMENTAL STATISTICAL INFORMATION

  I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

     A. Average balance sheets (consolidated):

                                                (In Thousands)
            Assets                          1997      1996      1995
                                          ________  ________  ________

        Cash and due from banks           $ 28,293  $ 25,942  $ 20,406
        Securities:
          Taxable                          108,177   108,918   115,574
          Non-taxable                       66,608    66,972    68,934
                                          ________  ________  ________
            Total securities               174,785   175,890   184,508
        Federal funds sold and
          securities purchased under
          agreement to resell               16,124     6,680     6,809

        Loans, net of unearned interest    390,165   364,957   338,631
        Less reserve for loan losses         6,919     6,691     6,136
                                          ________  ________  ________
          Net loans                        383,246   358,266   332,495
        Other assets                        26,222    28,672    26,483
                                          ________  ________  ________

        Total Assets                      $628,670  $595,450  $570,701
                                          ========  ========  ========



                                                (In Thousands)
            Liabilities and                 1997      1996      1995
            Stockholders' Equity          ________  ________  ________

        Deposits:
          Noninterest-bearing             $ 72,825  $ 71,941  $ 69,058
          Interest-bearing                 448,446   437,030   422,451
                                          ________  ________  ________
            Total deposits                 521,271   508,971   491,509

        Federal funds purchased and
          securities sold under
          agreement to repurchase           11,749     4,087     2,185
        Borrowed funds                      16,991    11,674    11,670
        Other liabilities                   10,129     7,735     6,601
                                          ________  ________  ________
          Total liabilities                560,140   532,467   511,965

        Stockholders' equity                68,530    62,983    58,736
                                          ________  ________  ________
        Total Liabilities and
          Stockholders' Equity            $628,670  $595,450  $570,701
                                          ========  ========  ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:
                                                ($ In Thousands)
                                                 Average Balance
                                          ____________________________
                                            1997      1996      1995
                                          ________  ________  ________
        EARNING ASSETS
        Net loans                         $383,246  $358,266  $332,495
        Federal funds sold and
         securities purchased under
         agreement to resell                16,124     6,680     6,809
        Securities:
         Taxable                           108,177   108,918   115,574
         Nontaxable                         66,608    66,972    68,934
                                          ________  ________  ________

        Totals                             574,155   540,836   523,812
                                          ________  ________  ________

        INTEREST-BEARING LIABILITIES
        Interest-bearing deposits          448,446   437,030   422,451
        Borrowed funds, federal funds
          purchased securities sold
          under agreement to repurchase     28,740    15,761    13,855
                                          ________  ________  ________

        Totals                             477,186   452,791   436,306
                                          ________  ________  ________

        Net Amounts                       $ 96,969  $ 88,045  $ 87,506
                                          ========  ========  ========


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   1997    1996    1995   1997 1996 1995
                                 _______ _______ _______  ____ ____ ____

        EARNING ASSETS
        Net loans                $35,883 $32,913 $30,731  9.36 9.19 9.24
        Federal funds sold and
         securities purchased
         under agreement to
         resell                      919     402     446  5.70 6.02 6.55
        Securities:
         Taxable                   6,658   6,789   7,233  6.15 6.23 6.26
         Nontaxable                3,660   3,741   3,840  5.50 5.59 5.57
                                 _______ _______ _______

        Totals                    47,120  43,845  42,250  8.21 8.11 8.06
                                 _______ _______ _______

                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   1997    1996    1995   1997 1996 1995
                                 _______ _______ _______  ____ ____ ____

        INTEREST-BEARING
        LIABILITIES
        Interest-bearing
         deposits                $19,914 $18,513 $17,906  4.44 4.24 4.24
        Borrowed funds, federal
         funds purchased and
         securities sold under
         agreement to repurchase   1,502     795     779  5.23 5.04 5.62
                                 _______ _______ _______

        Totals                    21,416  19,308  18,685  4.49 4.26 4.28
                                 _______ _______ _______

        Net Amounts              $25,704 $24,537 $23,565
                                 ======= ======= =======

        Net yield on earning assets                       4.48 4.54 4.50


        (1) Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

        (2) For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.

        (3) Interest income on loans includes related fees.

C.  Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

                               (In Thousands)         (In Thousands)
                               1997 Over 1996         1996 Over 1995
                          ______________________  ______________________
                               Change Due To:         Change Due To:
                          ______________________  ______________________
                          Total    Rate   Volume  Total    Rate   Volume
                          ______  ______  ______  ______  ______  ______
EARNING ASSETS
Net loans                 $2,970  $  624  $2,346  $2,182  $ (164) $2,346
Federal funds sold and
 securities purchased
 under agreement to
 resell                      517     (20)    537     (44)    (36)     (8)
 Securities:
  Taxable                   (131)    (86)    (45)   (444)    (35)   (409)
  Nontaxable                 (81)    (61)    (20)    (99)     15    (114)
                          ______  ______  ______  ______  ______  ______

Totals                    $3,275  $  457  $2,818  $1,595  $ (220) $1,815
                          ======  ======  ======  ======  ======  ======


                               (In Thousands)         (In Thousands)
                               1997 Over 1996         1996 Over 1995
                          ______________________  ______________________
                               Change Due To:         Change Due To:
                          ______________________  ______________________
                          Total    Rate   Volume  Total    Rate   Volume
                          ______  ______  ______  ______  ______  ______
INTEREST-BEARING
LIABILITIES
Interest-bearing deposits $1,401  $  902  $  499  $  607  $   -   $  607
Interest on borrowed
 funds and federal funds
 purchased and securities
 sold under agreement to
 repurchase                  707      31     676      16     (47)     63
                          ______  ______  ______  ______  ______  ______

Totals                    $2,108  $  933  $1,175  $  623  $  (47) $  670
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


 II. INVESTMENT PORTFOLIO

     A. The following tables present the book values of securities as of the dates indicated:
                                                 (In Thousands)
                                                  December 31,
                                          ____________________________
                                            1997      1996      1995
                                          ________  ________  ________

        U. S. Treasury                    $ 31,820  $ 31,680  $ 26,039
        U. S. Government agencies and
          mortgage-backed securities        66,431    63,055    81,300
        States and political subdivisions   81,417    67,795    66,950
        Other                                6,044     5,312     5,054
                                          ________  ________  ________

        Total book value                  $185,712  $167,842  $179,343
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 1997, and the weighted average yield of such securities:

                                        ($ In Thousands)
                                     Weighted Average Yield
                        ______________________________________________
                         0 - 1   Yield   1 - 5   Yield  5 - 10   Yield
                          Year    (%)    Years    (%)    Years    (%)
                        _______  _____  _______  _____  _______  _____
        Securities:

         U. S. Treasury $ 5,772    5.2  $25,844    6.5  $   204    6.4
         U. S. Govern-
          ment agencies   3,612    7.7   19,184    6.5      456    7.2
         States and
          political
          subdivisions    9,648    5.3   27,290    5.3   26,528    5.6
         Other              498    6.1      795    6.7      737    6.9
                        _______         _______         _______

         Total          $19,530         $73,113         $27,925
                        =======         =======         =======

                          10+    Yield
                         Years    (%)
                        _______  _____
        States and
         political
         subdivisions   $17,951   6.0%
        Other
         (including
          equity
          securities)     4,014   5.9%
                        _______

        Total           $21,965
                        =======


                          Book   Yield
                         Value    (%)
                        _______  _____
        Mortgage-
          backed
          securities    $43,179   7.0%
                        =======

        NOTE: Interest and yields on tax-exempt obligations are not on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.

     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 1997, there were no securities from any issues in excess of 10% of stockholders' equity that were not securities of the U. S. Government or U. S. Government agencies or corporations

III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                        (In Thousands)
                                         December 31,
                        ________________________________________________
               Type       1997      1996      1995      1994      1993
        ______________  ________  ________  ________  ________  ________

        Commercial,
         financial and
         agriculture    $ 63,720  $ 64,604  $ 56,219  $ 51,541  $ 35,177
        Real estate -
         construction     14,867    13,578    11,892    12,372     2,777
        Real estate -
         mortgage        232,892   219,403   193,686   178,391   140,162
        Installment
         loans to
         individuals      77,128    81,351    83,281    79,961    73,756
         Other             6,203     7,582     5,989     5,297     5,654
                        ________  ________  ________  ________  ________

          Total loans    394,810   386,518   351,067   327,562   257,526

        Unearned
         interest           (104)     (903)   (2,649)   (4,031)   (5,597)
                        ________  ________  ________  ________  ________

                        $394,706  $385,615  $348,418  $323,531  $251,929
                        ========  ========  ========  ========  ========

     B. Maturities and sensitivities of loans to changes in interest rates:

                                              (In Thousands)
                                             December 31, 1997
                                   ______________________________________
                                                  Maturing
                                   ______________________________________
                                    Within    1 - 5     Over
                    Type            1 Year    Years    5 Years    Total
         ________________________  ________  ________  ________  ________

         Commercial, financial
          and agricultural         $ 35,683  $ 20,581  $  7,456  $ 63,720
         Real estate -
          construction                7,925     2,994     3,948    14,867
         Other loans, excluding
          real estate - mortgage
          and installment loans       2,222     1,533     2,448     6,203
                                   ________  ________  ________  ________

                                   $ 45,830  $ 25,108  $ 13,852  $ 84,790
                                   ========  ========  ========  ========




                                              (In Thousands)
                                             December 31, 1997
                                   ______________________________________
                                                  Maturing
                                   ______________________________________
                                    Within    1 - 5     Over
                    Type            1 Year    Years    5 Years    Total
         ________________________  ________  ________  ________  ________


         Loans with:  (1)
          Predetermined interest
           rates                   $127,965  $ 40,714  $ 11,893  $180,572
          Floating interest
           rates                    141,232    60,717    10,571   212,520
                                   ________  ________  ________  ________

                                   $269,197  $101,431  $ 22,464  $393,092
                                   ========  ========  ========  ========

        (1)  Excludes nonaccrual loans of $1,718.

     C. Nonperforming loans

        1. The following table states the aggregate amount of loans which were nonperforming in nature:

                                             (In Thousands)
                                              December 31,
                                ______________________________________
                  Type           1997    1996    1995    1994    1993
            __________________  ______  ______  ______  ______  ______

            Loans accounted
             for on a
             nonaccrual basis   $1,718  $1,435  $2,028  $1,397  $1,451
                                ======  ======  ======  ======  ======
            Accruing loans
             past due 90 days
             or more            $  623  $  727  $  447  $  601  $  484
                                ======  ======  ======  ======  ======
            Renegotiated
             "troubled" debt    $  670  $  471  $  390  $  306  $  853
                                ======  ======  ======  ======  ======

        2. There were no loan concentrations in excess of 10% of total loans at December 31, 1997.

        3. There were no outstanding foreign loans at December 31, 1997.

        4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

        5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 1997, 1996, and 1995.

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

        7. At December 31, 1997, management was not aware of any potential problem loans not previously disclosed.

     D. Other interest-bearing assets

            There were no other interest-bearing non-performing assets at December 31, 1997.


 IV. Summary of Loan Loss Experience

     A. An analysis of the loan loss experience for the periods indicated is as follows:

                                             ($ In Thousands)
                                               December 31,
                              ___________________________________________
                                1997     1996      1995    1994     1993
                              _______  _______  _______  _______  _______

        Beginning balance     $ 6,778  $ 6,419  $ 5,719  $ 4,450  $ 3,204
                              _______  _______  _______  _______  _______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural        (339)    (229)    (237)     (78)    (151)
            Real estate           (65)    (103)    (109)    (239)     (80)
            Installment
             loans and
             other               (686)    (904)    (422)    (392)    (427)
                              _______  _______  _______  _______  _______

        Total charge-offs      (1,090)  (1,236)    (768)    (709)    (658)
                              _______  _______  _______  _______  _______

        Recoveries:
          Domestic:
           Commercial,
            financial and
            agricultural      $   185  $    49  $    54  $    48  $   122
           Real estate             30       39       40       25       97
           Installment
            loans and
            other                 138      193      209      177      116
                              _______  _______  _______  _______  _______

        Total recoveries          353      281      303      250      269
                              _______  _______  _______  _______  _______

        Net charge-offs          (737)    (955)    (465)    (459)    (389)
                              _______  _______  _______  _______  _______
        Reserve of
          acquired bank           -        -        -        494      -

        Reserve of sold
          finance company        (125)     -        -        -        -

        Provision charged
          to operations         1,100    1,314    1,165    1,234    1,635
                              _______  _______  _______  _______  _______

        Ending balance        $ 7,016  $ 6,778  $ 6,419  $ 5,719  $ 4,450
                              =======  =======  =======  =======  =======
        Ratio of net
          charge-offs to
          average loans
          outstanding             .19      .27      .14      .15      .13

        Ratio of reserve
          for loan losses
          to loans
          outstanding at
          year end               1.78     1.76     1.84     1.77     1.77


     B. Determination of Reserve for Loan Losses

        The information contained in Note A-6 to the financial statements of the annual report to shareholders is incorporated herein by reference and included in this report as Exhibit 13.d.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC and NBC of Tuscaloosa originate loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 1997, these loans totaled $248 million or approximately 60% of the loan portfolio.

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

        Consumer and Other Loans

        NBC and NBC of Tuscaloosa offer consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $77 million or 20% of total loans at December 31, 1997. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

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

        NBC and NBC of Tuscaloosa make commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 1997, NBC and NBC of Tuscaloosa's commercial business loans represented approximately 15% of its total loan portfolio.

     D. For the year 1998, losses for all loan categories, as a percentage of average loans, are expected to approximate that of 1997.

  V. Deposits
                                        ($ In Thousands)
                               1997            1996           1995
                         ______________  ______________  ______________
                          Amount   Rate   Amount   Rate   Amount   Rate
                         ________  ____  ________  ____  ________  ____
     A. Average
         deposits:
          Domestic:
           Noninterest-
            bearing
            deposits     $ 72,825    -   $ 71,941    -   $ 69,058    -
           Interest-
            bearing
            demand
            deposits (1)  144,239  2.9%   154,490  2.9%   156,657  3.1%
           Savings
            deposits       26,827  2.2%    29,292  2.2%    32,122  2.5%
           Time deposits  277,380  5.5%   253,248  5.3%   233,672  5.3%
          Foreign           N/A             N/A             N/A
                         ________  ____  ________  ____  ________  ____

            Total        $521,271        $508,971        $491,509
                         ========        ========        ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 1997:

                                          (In Thousands)
                                                 3        6
                                              Months   Months
                                        3     Through  Through   Over
                                      Months     6       12       12
                             Total   Or Less  Months   Months   Months
                            _______  _______  _______  _______  _______
        Time certificates
         of deposit of
         $100,000 or more   $69,203  $17,733  $12,752  $22,405  $16,280
                            =======  =======  =======  =======  =======

     E. Foreign office time deposits of $100,000 or more

        Not applicable


 VI. Return on Equity and Assets

     The following financial ratios are presented for analytical purposes:

                                                       December 31,
                                                 ______________________
                                                  1997    1996    1995
                                                 ______  ______  ______
     Return on assets (net income divided by
      total average assets)                         1.4     1.4     1.4

     Return on equity (net income divided by
      average equity)                              12.8    13.0    13.3

     Dividend payout ratio (dividends per share
      divided by net income per share)             36.3    35.9    36.9

     Equity to asset ratio (average equity
      divided by average total assets)             10.9    10.6    10.3


VII. Short-term borrowings

                                                  Federal
                                                   Funds
                                                 Purchased
                                                    And
                                                Securities    Treasury
                                                Sold Under     Tax and
                                               Agreement to   Loan Note
                                                Repurchase     Payable
                                               ____________  ____________

     Balance at December 31, 1997              $ 20,021,209  $  2,410,978

     Weighted average interest rate at
       December 31, 1997                              4.60%         5.25%

     Maximum amount outstanding at any
       month end for the year 1997               20,021,209     2,581,342

     Average amount outstanding during
       the year 1997                             11,748,632     2,021,082

     Weighted average interest rate during
       the year                                       4.48%         4.94%


VIII.  Capital adequacy data

     Total consolidated capital of the Company was as follows:

                                                        ($ In Thousands)
                                                           December 31,
                                                       __________________
                                                         1997      1996
                                                       ________  ________
     Total stockholders' equity (excluding
       unrealized gain)                                $ 70,194  $ 64,611
     Allowance for loan losses                            7,016     6,778
     Other components of capital                            -          -
                                                       ________  ________

       Total primary capital                             77,210    71,389
       Total secondary capital                              -         -
                                                       ________  ________

     Total capital                                       77,210    71,389

     Less intangible assets and other adjustments        (3,081)   (3,340)
                                                       ________  ________
     Total capital, as defined for regulatory
       purposes                                        $ 74,129  $ 68,049
                                                       ========  ========

     Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 1997 and 1996, are as follows:
                                                           December 31,
                                                          ______________
                                                           1997    1996
                                                          ______  ______

     Tier 1 capital percentage                             16.4%   15.6%
     Total capital percentage                              17.7%   16.9%

     The Company's capital ratios exceed the minimum capital requirements at December 31, 1997, and management expects this to continue.

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

                                          ($ In Thousands)
                                          December 31, 1997
                                ______________________________________
                                Interest Sensitive Within (Cumulative)
                                ______________________________________
                                                              Total of
                                 Within    Within    Within   Interest-
                                    3        12         5     Earning
                                 Months    Months     Years    Assets
                                ________  ________  ________  ________
      Interest-earning assets:
       Loans                    $196,654  $270,915  $372,346  $394,810
       Investment and
        mortgage-backed
        securities                14,270   112,200   119,379   185,712
       Federal funds sold
        and other                 19,267    19,267    19,267    19,267
                                ________  ________  ________  ________

       Totals                   $230,191  $402,382  $510,992  $599,789
                                ========  ========  ========  ========
       Interest-bearing
        liabilities:
          Deposits and
           borrowed funds       $231,469  $419,888  $492,886  $492,886
                                ========  ========  ========  ========
       Sensitivity gap:
        Dollar amount           $ (1,278) $(17,506) $ 18,106

       Percent of total
        interest-earning
        assets                     (.21%)    (2.9%)     3.0%

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

     At December 31, 1997, total interest-earning assets maturing or repricing within one year was less than interest-bearing liabilities maturing or repricing within the same time period by approximately $17.5 million (cumulative), representing a negative cumulative one year gap of 2.9% of earning assets. Management of the Company believes this is the proper position in the current interest rate environment.

     Banking regulators have issued advisories concerning the management of interest rate risk (IRR). The regulators consider that effective interest rate management is an essential component of safe and sound banking practices. To monitor its IRR, the Company's risk management practices include (a) Risk Management, (b) Risk Monitoring and
     (c) Risk Control. Risk Management consists of a system in which a measurement is taken of the amount of earnings at risk when interest rates change. The Company does this by first preparing a "base strategy" which is the position of the bank and its forecasted earnings based upon the current interest rate environment or, most likely, interest rate environment. The IRR is then measured based upon hypothetical changes in interest rates by measuring the impact such a change will have on the "base strategy."

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


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained on Pages 40 - 45 of the Company's 1997 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of T. E. Lott & Company, independent accountants, are set forth on Pages 14 - 39 of the Company's 1997 annual report to shareholders which is incorporated herein by reference and included in this report as Exhibit 13.d.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                              PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Reference is made to the material under the captions, "Election of Directors" and "Executive Compensation," of the Company's proxy statement which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

    Reference is made to the caption, "Executive Compensation" Pages 15 - 19 of the proxy statement which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the caption, "Stock Ownership of Directors, Officers, and Principal Shareholders," Pages 7 - 8 of the Company's proxy statement which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to Page 21, "Certain Relationships and Related Transactions" of the Company's proxy statement which is incorporated herein by reference.

                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The consolidated financial statements for the years ended December 31, 1997 and 1996, together with the report of T. E. Lott & Company, independent accountants, dated January 13, 1998, appearing on Pages 14 - 39 of the 1997 annual report to shareholders, are attached as Exhibit 13.d. to this Form 10K Annual Report.

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

                   Amended Articles of Incorporation and By-Laws:
                     (Reference is made to Form DEFS 14A filed on September 24, 1997, with the Securities and
                     Exchange Commission.)

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

           13.a. Market for Company's common stock - Page 45 of the annual report to stockholders.

           13.b. Selected Financial Data - Page 46 of the annual report to stockholders.

           13.c. Management's discussion and analysis of financial condition and results of operations - Pages 40 - 45 of the annual report to stockholders.

           13.d. Consolidated financial statements - Pages 14 - 39 of the annual report to stockholders.

        14. - 21.  None

          22.      Subsidiaries of Company

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1997.


                               SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NBC CAPITAL CORPORATION
                                    (Registrant)

                      S/L. F. MALLORY, JR.
                   By _______________________________________
                      L. F. Mallory, Jr.
                      Chairman and Chief Executive Officer

                      S/RICHARD T. HASTON
                   By _______________________________________
                      Richard T. Haston
                      Treasurer and Assistant Secretary
                        (Chief Financial and Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


     S/ROBERT D. MILLER                       S/ROBERT A. CUNNINGHAM
_________________________________        _______________________________
           (Director)                               (Director)

     S/SAMMY J. SMITH                         S/CLIFTON B. FOWLER
_________________________________        _______________________________
           (Director)                               (Director)

     S/EDITH D. MILLSAPS                      S/THOMAS J. PRINCE, JR.
_________________________________        _______________________________
           (Director)                               (Director)

     S/JAMES C. GALLOWAY, JR.                 S/JAMES C. RATCLIFF
_________________________________        _______________________________
           (Director)                               (Director)

     S/HENRY S. WEISS                         S/MARK A. ABERNATHY
_________________________________        _______________________________
           (Director)                               (Director)

     S/RALPH E. POGUE                         S/ROBERT S. JONES
_________________________________        _______________________________
           (Director)                               (Director)

     S/BOBBY L. HARPER                        S/J. NUTIE DOWDLE
_________________________________        _______________________________
           (Director)                               (Director)


Date:  March 23, 1998