Form 10-Q
period 1998-03-31
NBC CAPITAL CORP
filed 1998-05-13
CIK 742054

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                               FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      March 31, 1998

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

Common Stock, $1 Par Value - 4,800,000 shares as of March 31, 1998.



                       PART I. - FINANCIAL INFORMATION

                            NBC CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME FOR
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997.
                                  (Unaudited)


(Amounts in thousands, except per share data)

                                                      Three Months Ended
                                                      __________________
                                                        1998       1997
                                                      _______    _______
INTEREST INCOME:
  Interest and Fees on Loans                          $ 9,051    $ 8,673
  Interest Income on Balances Due From Banks               23          6
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 1,354      1,516
  Interest on Obligation of States and
    Political Subdivisions                              1,188        915

  Interest on Other Securities                             32         27
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                  266        196
                                                      _______    _______

Total Interest Income                                  11,914     11,333

INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                      982        817
  Interest on Other Deposits                            4,200      3,932
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreement to Repurchase         162        106
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  242        202
                                                      _______    _______

  Total Interest Expense                                5,586      5,057

  Net Interest Income                                   6,328      6,276
Provision for Possible Loan Losses                        260        260
                                                      _______    _______

  Net Interest Income After Provision for
  Loan Losses                                           6,068      6,016
                                                      _______    _______

NONINTEREST INCOME:
  Income from Fiduciary Activities                        294        275
  Service Charge on Deposit Accounts                      912        905
  Other Noninterest Income                                813        739
                                                      _______    _______

     Total Noninterest Income                           2,019      1,919
Gains (Losses) on Securities                              (24)       (55)
                                                      _______    _______

NONINTEREST EXPENSE:
  Salaries and Employee Benefits                        2,679      2,626
  Expense of Premises and Fixed Assets                    785        687
  Other Noninterest Expense                             1,432      1,346
                                                      _______    _______

  Total Noninterest Expense                             4,896      4,659
                                                      _______    _______

Income Before Income Taxes                              3,167      3,221
Applicable Income Taxes                                   788        907
                                                      _______    _______

NET INCOME                                            $ 2,379    $ 2,314
                                                      =======    =======

Net Earning Per Share                                 $   .50    $   .48
                                                      =======    =======




                            NBC CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)


                                                  Mar.31,1998  Dec.31,1997
                                                  ___________  ___________
ASSETS                                            (Unaudited)   (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                    $    25,337  $    23,536
  Interest-Bearing Balances                               104          319
                                                  ___________  ___________


    Total Cash and Due From Banks                      25,441       23,855

Held-To-Maturity Securities (Market Value of
  $34,036 at March 31, 1997 and $34,633 at
  December 31, 1996)                                   31,162       31,358
Available-For-Sale Securities
  Mortgage-Backed Securities                           39,419       43,179
  All Other Available-For-Sale Securities             130,959      111,175
                                                  ___________  ___________

    Total Securities                                  201,540      185,712

Federal Funds Sold and Securities Purchased
  Under agreement to Resell                            23,232       18,948
Other Earning Assets                                    2,795            0
Loans                                                 394,460      394,810
  Less: Unearned Interest                                 (33)        (104)
  Less: Reserve for Loan Losses                        (6,874)      (7,016)
                                                  ___________  ___________

    Net Loans                                         387,553      387,690

Bank Premises and Equipment (Net)                      13,205       13,356
Interest Receivable                                     5,971        6,352
Other Real Estate Owned                                   397          225
Other Assets                                           13,966       10,688
                                                  ___________  ___________

    TOTAL ASSETS                                  $   674,100  $   646,826
                                                  ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                            $    76,923  $    74,083
  Interest-Bearing Time, $100,000 or More             103,515       69,204
  Other Interest-Bearing                              382,517      386,037
                                                  ___________  ___________

    Total Deposits                                    562,955      529,324
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                       15,188       20,021
Demand Notes Issued to the U. S. Treasury               1,893        2,411
Other Borrowed Funds                                   14,250       15,213
Interest Payable                                        2,180        2,479
Other Liabilities                                       4,452        6,760

    TOTAL LIABILITIES                                 600,918      576,208
Stockholders' Equity:
  Common Stock $1 par Value, Authorized
  3,000,000 shares, Issued and Outstanding
  1,200,000                                             4,800        4,800
Surplus                                                33,002       33,002
Undivided Profits                                      34,772       32,392
Net Unrealized Holding Gains (losses) on
  Available-for-Sale Securities                           608          424
                                                  ___________  ___________

     TOTAL STOCKHOLDERS' EQUITY                        73,182       70,618
                                                  ___________  ___________

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   674,100  $   646,826
                                                  ===========  ===========



                             NBC CAPITAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)

(Amounts in thousands)
                                                        1998        1997
                                                      ________    ________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $  2,379    $  2,314
  Adjustments to reconcile net income to net cash
    Depreciation and Amortization                          437         415
    Deferred Income Taxes (Credits)                        (61)         99
    Provision for Loan Losses                              260         260
    Loss (Gain) on Sale of Securities                       24          55
    (Increase) Decrease in Interest Receivable             381         412
    (Increase) Decrease in Other Assets                 (6,329)     (1,747)
    Increase (Decrease) in Interest Payable               (299)       (245)
    Increase (Decrease) in Other Liabilities            (2,308)        973
                                                      ________    ________

  Net Cash Provided by Operating Activities             (5,516)      2,536

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Maturities of Securities              10,470       7,311
    Proceeds from Sale of Securities                     5,569       5,580
    Purchase of Securities                             (31,612)    (17,608)
    (Increase) Decrease in Loans                          (123)      3,237
    Additions to Bank Premises and Equipment              (235)       (932)

                                                      ________    ________

  Net Cash Used in Investing Activities                (15,931)     (2,412)

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (Decrease) in Deposits                     33,631       1,443
    Dividend Paid on Common Stock                            0           0
    Increase (Decrease) in Borrowed Funds               (6,314)        652
                                                      ________    ________

  Net Cash Provided by Financing Activities             27,317       2,095
                                                      ________    ________

  Net Increase (decrease) in Cash and Cash
    Equivalents                                          5,870       2,219

  Cash and Cash Equivalents at Beginning of Year        42,803      38,719
                                                      ________    ________

  Cash and Cash Equivalents at End of Quarter         $ 48,673    $ 40,938
                                                      ========    ========

Cash Paid during Year for:

  Interest                                            $  5,885    $  5,302

  Income Taxes                                             615         355




                                PART I.  ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                MARCH 31, 1998



Earnings for the first quarter of 1998 grew 3.0% to $2.38 million or $.50 per share. This compares to $2.31 million or $.48 per share for the first quarter of 1997. These totals equate to a 1.4 % return on average assets and 13.2% return on average equity.

Net interest income for the first quarter of 1998 was $6.33 million compared to $6.28 million in 1997. This represents an increase of .8%. This increase resulted from a twenty-four (24) basis point decline in the net interest margin and a $36.2 million increase in earning assets.

Non-interest income grew 5.2% paced by a 6.9% increase in income from the Company's Trust and Financial Management activities and a 0.8% increase in income from deposit accounts. Approximately $.025 per share was included in the first quarter of 1997 from the sale of the assets of the company's finance company subsidiary.

Intentional security losses of approximately $24,000 were generated during the first quarter of 1998, as the company sold lower yielding securities and re-invested proceeds at higher yields. The impact of these transactions will produce increased investment portfolio income for the company over the long term.

Non-interest expense increased 5.1% for the period reported. The majority of this increase resulted from additional depreciation and amortization expense associated with an upgrade in the mainframe computer and the purchase of the equipment and software relating to the imaging of checks and statements. These expenditures were incurred during the last three quarters of 1997.

The company's balance sheet continues to show steady growth as total assets increased from $647 million to $674 million during the first quarter of 1998. Deposits increased $33.6 million while Securities Sold Under Agreements to Repurchase and borrowed funds decreased $6.3 million. The major portion of this net increase in available funds was used to
increase the investment securities portfolio by $15.8 million.   Net
loans remained unchanged during the first quarter due to soft loan demand. Management is hopeful that loan demand will increase as we move into the spring and early summer months. Loan quality remains good and management is committed to not relaxing its strong underwriting standards because of the soft in loan demand.

Shareholders' equity increased from $70.6 million to $73.2 million during the first quarter of 1998. This represented a 3.7% increase. During the period there was an increase in the market value of the investment securities portfolio. This resulted in the unrealized gain on the available for sale securities component of Shareholders' Equity increasing from $242,000 at December 31, 1997, to $608,000 at March 31, 1998.

The bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At March 31, 1998, the banks' Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited to the current year's net profit and the retained net earnings of the two preceding years. At March 31, 1998, this amounted to approximately $13,208,000. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Corporation and such loans are required to be on a fully secured basis.



                                   PART II



Item 1       Not Applicable
Item 2       Not Applicable
Item 3       Not Applicable
Item 4       Not Applicable
Item 5       Not Applicable
Item 6       Not Applicable


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the three month period ended March 31, 1998, have been included.



                          NBC CAPITAL CORPORATION

                                 SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



May 7, 1998                              Richard T. Haston
Date                                     Richard T. Haston
                                         Treasurer and Assistant Secretary