Form 10-Q
period 1998-06-30
NBC CAPITAL CORP
filed 1998-08-12
CIK 742054

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      June 30, 1998

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

Common Stock, $1 Par Value - 4,800,000 shares as of June 30, 1998.





                      PART I. - FINANCIAL INFORMATION

                          NBC CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME FOR
                         SIX MONTHS ENDED JUNE 30,
                                (Unaudited)

(Amounts in thousands, except per share data)




                                                        1998       1997
                                                       _______   _______

INTEREST INCOME:
  Interest and Fees on Loans                           $18,299   $17,600
  Interest Income on Balances Due From Banks                45        14
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                  2,637     3,084
  Interest on Obligation of States and
    Political Subdivisions                               2,531     1,809
  Interest on Other Securities                              64        64
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                   422       430
                                                       _______   _______
Total Interest Income                                   23,998    23,001
INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                     1,978     1,784
  Interest on Other Deposits                             8,533     7,882
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreements to Repurchase         331       225
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                   468       400
                                                       _______   _______
                    Total Interest Expense              11,310    10,291
  Net Interest Income                                   12,688    12,710
Provision for Possible Loan Losses                         520       520
                                                       _______   _______
  Net Interest Income After Provision for
    Loan Losses                                         12,168    12,190
                                                       _______   _______
NONINTEREST INCOME:
  Income from Fiduciary Activities                         588       550
  Service Charge on Deposit                              1,855     1,839
  Other Noninterest Income                               1,529     1,319
                                                       _______   _______

                   Total Noninterest Income              3,972     3,708
Gains (Losses) on Securities                                23       (59)
                                                       _______   _______
NONINTEREST EXPENSE:
  Salaries and Employee Benefits                         5,405     5,123
  Expense of Premises and Fixed Assets                   1,548     1,389
  Other Noninterest Expense                              2,809     2,789
                                                       _______   _______

                   Total Noninterest Expense             9,762     9,301
                                                       _______   _______

Income Before Income Taxes                               6,401     6,538
Applicable Income Taxes                                  1,519     1,838
                                                       _______   _______

NET INCOME                                             $ 4,882   $ 4,700
                                                       =======   =======

Net Earnings Per Share                                    1.02       .98

NOTE: 1997 Earnings per share have been restated to reflect the October, 1997 stock split.




                           NBC CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME FOR THE
                            QUARTER ENDED JUNE 30,
                                 (Unaudited)

(Amounts in thousands, except per share data)



                                                         1998      1997
                                                       _______   _______

INTEREST INCOME:
  Interest and Fees on Loans                           $ 9,248   $ 8,927
  Interest Income on Balances Due From Banks                22         8
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                  1,283     1,568
  Interest on Obligation of States and
    Political Subdivisions                               1,343       894
  Interest on Other Securities                              32        37
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                   156       234
                                                       _______   _______
Total Interest Income                                   12,084    11,668
INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                       996       967
  Interest on Other Deposits                             4,333     3,950
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreements to Repurchase         169       119
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                   226       198
                                                       _______   _______

                    Total Interest Expense               5,724     5,234
  Net Interest Income                                    6,360     6,434
Provision for Possible Loan Losses                         260       260
                                                       _______   _______
  Net Interest Income After Provision for
  Loan Losses                                            6,100     6,174
                                                       _______   _______
NONINTEREST INCOME:
  Income from Fiduciary Activities                         294       275
  Service Charge on Deposit Accounts                       943       934
  Other Noninterest Income                                 716       580
                                                       _______   _______

                   Total Noninterest Income              1,953     1,789
Gains (Losses) on Securities                                47        (4)
                                                       _______   _______
NON INTEREST EXPENSE:
  Salaries and Employee Benefits                         2,726     2,497
  Expense of Premises and Fixed Assets                     763       702
  Other Noninterest Expense                              1,377     1,443
                                                       _______   _______

                 Total Noninterest Expense               4,866     4,642
                                                       _______   _______

Income Before Income Taxes                               3,234     3,317
Applicable Income Taxes                                    731       931
                                                       _______   _______

NET INCOME                                             $ 2,503   $ 2,386
                                                       =======   =======

Net Earnings Per Share                                     .52       .50


NOTE: 1997 Earnings per share have been restated to reflect the October, 1997 stock split.




                          NBC CAPITAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                        Jun.30,1998    Dec.31,1997
                                               ________       ________
ASSETS                                        (Unaudited)     (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances                 $ 25,760       $ 23,536
  Interest-Bearing Balances                         112            319
                                               ________       ________
    Total Cash and Due From Banks                25,872         23,855
Held-To-Maturity Securities (Market Value of
  $34,036 at March 31, 1997 and $34,633 at
  December 31, 1996)                             31,141         31,358
Available-For-Sale Securities
  Mortgage-Backed Securities                     32,769         43,179
  All Other Available-For-Sale Securities       129,340        111,175
                                               ________       ________
    Total Securities                            193,250        185,712
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                       6,942         18,948
Other Earning Assets                              2,832              0
Loans                                           402,961        394,810
  Less: Unearned Interest                            43           (104)
  Less: Reserve for Loan Losses                  (6,934)        (7,016)
                                               ________       ________
    Net Loans                                   396,070        387,690
Bank Premises and Equipment (Net)                13,125         13,356
Interest Receivable                               6,692          6,352
Other Real Estate Owned                             278            225
Other Assets                                     13,930         10,688
    TOTAL ASSETS                               $658,991       $646,826
                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                         $ 74,968       $ 74,083
  Interest-Bearing Time, $100,000 or More        95,401         69,204
  Other Interest-Bearing                        378,618        386,037
                                               ________       ________
    Total Deposits                              548,987        529,324
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                 10,717         20,021
Demand Notes Issued to the U. S. Treasury         2,536          2,411
Other Borrowed Funds                             13,329         15,213
Interest Payable                                  2,337          2,479
Other Liabilities                                 6,098          6,760
                                               ________       ________
    TOTAL LIABILITIES                           584,004        576,208

Stockholders' Equity:
  Common Stock $1 par value, Authorized
  10,000,000 shares, Issued and Outstanding
  4,800,000                                       4,800          4,800
Surplus                                          33,002         33,002
Undivided Profits                                36,747         32,392
Accumulated other comprehensive income              438            424
                                               ________       ________
     TOTAL STOCKHOLDERS' EQUITY                  74,987         70,618
                                               ________       ________
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                  $658,991       $646,826
                                               ========       ========



                         NBC CAPITAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE SIX MONTHS ENDED JUNE 30,

                               (Unaudited)

(Amounts in thousands)
                                                        1998      1997
                                                      _______   _______
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                          $ 4,882   $ 4,700
  Adjustments to reconcile net income to net cash
    Depreciation and Amortization                         878       752
    Deferred Income Taxes (Credits)                       (37)     (114)
    Provision for Loan Losses                             520       520
    Loss (Gain) on Sale of Securities                     (23)       58
    (Increase) Decrease in Interest Receivable           (340)      102)
    (Increase) Decrease in Other Assets                (6,204)   (1,542)
    Increase (Decrease) in Interest Payable              (142)       72
    Increase (Decrease) in Other Liabilities             (662)   (1,796)
                                                      _______   _______

  Net Cash Provided by Operating Activities            (1,128)    2,548

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Maturities of Securities             22,257    15,371
    Proceeds from Sale of Securities                   13,168     5,576
    Purchase of Securities                            (42,918)  (24,400)
    (Increase) Decrease in Loans                       (8,900)   (5,682)
    Additions to Bank Premises and Equipment             (542)   (1,154)
                                                      _______   _______

  Net Cash Used in Investing Activities               (16,935)  (10,289)

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (Decrease) in Deposits                    19,664     6,492
    Dividend Paid on Common Stock                        (528)     (480)
    Increase (Decrease) in Borrowed Funds             (11,063)    5,854
                                                      _______   _______
  Net Cash Provided by Financing Activities             8,073    11,866

  Net Increase (decrease) in Cash and Cash
    Equivalents                                        (9,990)    4,125

  Cash and Cash Equivalents at Beginning of Year       42,804    38,719
                                                      _______   _______
  Cash and Cash Equivalents at End of the six
    month period                                      $32,814   $42,844
                                                      =======   =======

Cash Paid during Year for:

  Interest                                            $11,453   $10,219

  Income Taxes                                          1,303     1,490





                              PART I.  ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                               JUNE 30, 1998

RESULTS OF OPERATIONS

First two quarters of 1998 compared to the first two quarters of 1997

Earnings for the first half of 1998 grew 3.9% to $4.88 million or $1.02 per share. This compares to $4.70 million or $.98 per share for the first half of 1997. These 1998 totals equate to a 1.5% return on average assets and 13.4% return on average equity.

Net interest income for the first half of 1998 was $12.69 million compared to $12.71 million in 1997. This represents a decrease of .2%. This decrease resulted from a thirty-two (32) basis point decline in the net interest margin and a $39.9 million increase in earning assets.

Non-interest income grew 7.1% paced by a 6.9% increase in income from the Company's Trust and Financial Management activities and a 0.9% increase in income from deposit accounts. Approximately $.025 per share was included in the first half of 1997 from the sale of the assets of the Company's finance company subsidiary.

Security gains of approximately $23,000 were generated during the first half of 1998, as the Company sold lower yielding securities and re-invested proceeds at higher yields. The impact of these transactions will produce increased investment portfolio income for the Company over the long term. The Company also sold a block of securities to take advantage of an increase in bond prices and to provide increased liquidity at the time of the sale.

Non-interest expense increased 5.0% for the period reported. This increase resulted from additional depreciation and amortization expense associated with an upgrade in the mainframe computer and the purchase of the equipment and software relating to the imaging of checks and statements. These expenditures were incurred during the last three quarters of 1997. Also, salaries and employee benefits increased as a result of normal salary increases for the year and the filling of certain staff positions that were vacant during 1997.

Second quarter of 1998 compared to the second quarter of 1997

Earnings for the second quarter of 1998 were $2.50 million or $.52 per share compared to $2.39 million or $.50 per share for the comparable quarter of 1997. This represents a 4.6% increase.

Net interest income for the second quarter of 1998 was $6.36 million compared to $6.43 million for the second quarter of 1997. This represents a decrease of 1.2%. This decrease resulted from a decline in net interest margin of approximately forty (40) basis points. This was partially offset by an increase in earning assets during the second quarter of $6.31 million.

Non-interest income for the second quarter of 1998 was 12.6% greater than for the same quarter of 1997. This increase resulted from a 6.9% increase in Trust and Financial Management activities, a 49.2% increase in Mortgage loan income and a 26.4% increase in credit life income.

Security gains of approximately $47,000 were generated during the second quarter of 1998. The Company took advantage of an increase in bond prices and sold certain blocks of securities to take some of the unrealized profits from the portfolio and to provide additional liquidity at the time of the sale. These funds were invested in higher yielding assets and will increase the Company's interest income over future periods.

Non-interest expenses for the second quarter of 1998 increased 9.2% over the comparable quarter of 1997. This increase resulted from additional depreciation and amortization expenses associated with the upgrade in the mainframe computer and the purchase of the equipment and software relating to the imaging of checks and statements. Also, salaries and employee benefits increased as a result of normal salary increases for the year and the filling of certain staff position that were vacant during the second quarter of 1997.

FINANCIAL CONDITION

The Company's balance sheet continues to show steady growth as total assets increased from $647 million to $659 million during the first half of 1998. Deposits increased $19.7 million while Securities Sold Under Agreements to Repurchase and borrowed funds decreased $9.3 million. This net increase in available funds, along with a $12.0 reduction in the amount of Fed Funds Sold, were used to fund an increase in the investment securities portfolio of $7.58 million and an increase in net loans of $8.15 million. Loan quality remains good and management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $70.6 million to $75.0 million during the first half of 1998. This represented a 6.2% increase. During the period there was an increase in the market value of the investment securities portfolio. This resulted in the accumulated other comprehensive income component of Shareholders' Equity increasing from $424,000 at December 31, 1997, to $438,000 at June 30, 1998.

The Company's bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At June 30, 1998, the banks' Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Company are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At June 30, 1998, this amounted to approximately $15,183,000. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Company and such loans are required to be on a fully secured basis.

During the first half of 1998, the Company has continued its efforts to prepare for January 1,2000. All levels of the Company's management and its Board of Directors are aware of the seriousness of this issue and the effects it may have on the Company and its customers. The Company has a Year 2000 Steering Committee under the leadership of the Chief Operating Officer to guide it through its action plan for compliance. The committee has been organized into three major areas, with a senior officer directly responsible for each respective area. Beginning in July of 1998, the committee's reporting to the Board of Directors was changed from quarterly to monthly.

The first major area of risk relates to the Company's internal hardware and software programs. The Company does not write its source programming code and therefore is dependent upon external vendors and service providers.
The Company began the process of reviewing the compliance of all programs in use and in 1997, began developing a plan to test these systems and all related system interfaces. The Company has followed the guidelines established by its regulators and has completed the initial phases of this part of the process. It is currently in the testing phase and plans to have the testing substantially completed by December 31, 1998. This date is consistent with current banking policy as promulgated by banking regulators.

The second major area relates to external factors involving customers, vendors and outside service providers. The risk associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address these issues effectively, their ability to meet debt service requirements could by impaired resulting in increased credit risk and increased loan charge-offs. Should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company. At this time, the Company is in the process of identifying these major commercial customers and developing plans for educating, assessing and monitoring, on an individual account basis, the adequacy of the customers actions to address the Year 2000 issues. This assessment will be risk rated and will become a factor used in underwriting credit and analyzing the adequacy of the allowance for loan losses. All vendors of critical services and products are being reviewed and contingency plans are being developed and tested, where possible, in case these parties are unable to provide normal services.

Both internal and external resources will be utilized to address the Year 2000 problem. The budget is currently in process of review and approval; however, it appears that the total cost of this project will be approximately $1.8 million. Approximately 60% of this total will be from the allocation of the salary and benefits of current employees assigned to work on this project. Another 4% will be spent on items that will be capitalized and amortized or depreciated over future periods. The remaining 36% will be expended over the next eighteen months and should not have a material impact on the financial performance of the Company.

Year 2000 cost and the date on which the Year 2000 modifications are expected to be complete are based on management's estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modifications and other factors. However, there are no guarantees that these estimates will be achieved and actual results could differ materially from those plans.




                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Debt

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  April 14, 1998,  1998 Annual Meeting of Shareholders

          (b) A vote was taken on a proposal to change the state of incorporation of the Company from the State of Delaware to the State of Mississippi by adopting an Agreement and Plan of Merger dated March 11, 1998, providing for the merger of the Company into its wholly-owned subsidiary Incorporated under the laws of the state of Mississippi.


          (c)  The proposal was passed, with the vote being as follow:
                         For               4,236,058
                         Against               4,435
                         Abstentions           5,640


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)            Exhibits

                         27       Financial Data Schedule

                         99 Press Release regarding the acquisition of First National Corporation Of West Point by NBC Capital Corporation, dated July 27, 1998.

          (b)            Form 8-K

                         None


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the six month period ended June 30, 1998, have been included.




                           NBC CAPITAL CORPORATION

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



August 5, 1998                           /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Treasurer and Assistant Secretary