Form 10-Q
period 1998-09-30
NBC CAPITAL CORP
filed 1998-11-13
CIK 742054

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      September 30, 1998

Commission File Number  2-89900

                         NBC CAPITAL CORPORATION
          (Exact name of registrant as specified in its charter.)


    Mississippi                              64-0694775
(State of other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


NBC Plaza, P. O. Box 1187, Starkville, Mississippi            39760
(Address of principal executive offices)                    (Zip Code)

Registrants's telephone number, including area code:  (601) 323-1341

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

Common Stock, $1 Par Value - 4,800,000 shares as of September 30, 1998.





                      PART I. - FINANCIAL INFORMATION

                           NBC CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME FOR
                      NINE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

(Amounts in thousands, except per share data)



                                                        1998       1997
                                                      _______    _______

INTEREST INCOME:
  Interest and Fees on Loans                          $27,627    $26,787
  Interest Income on Balances Due From Banks               65         25
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                 3,629      4,511
  Interest on Obligation of States and
    Political Subdivisions                              3,868      2,701
  Interest on Other Securities                             87        263
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                  654        660
                                                      _______    _______

Total Interest Income                                  35,930     34,947
INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                    2,881      2,834
  Interest on Other Deposits                           12,862     11,930
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreements to Repurchase        454        368
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  687        675
                                                      _______    _______

                    Total Interest Expense             16,884     15,807
  Net Interest Income                                  19,046     19,140
Provision for Possible Loan Losses                        780        780
                                                      _______    _______

  Net Interest Income After Provision for
  Loan Losses                                          18,266     18,360
                                                      _______    _______

NONINTEREST INCOME:
  Income from Fiduciary Activities                        882        825
  Service Charge on Deposit Accounts                    2,827      2,698
  Other Noninterest Income                              2,240      1,957
                                                      _______    _______

                   Total Noninterest Income             5,949      5,480
Gains (Losses) on Securities                               42        (58)
                                                      _______    _______

NON INTEREST EXPENSE:
  Salaries and Employee Benefits                        8,046      7,692
  Expense of Premises and Fixed Assets                  2,339      2,117
  Other Noninterest Expense                             4,231      4,210
                                                      _______    _______

                 Total Noninterest Expense             14,616     14,019
                                                      _______    _______

Income Before Income Taxes                              9,641      9,763
Applicable Income Taxes                                 2,328      2,756
                                                      _______    _______

NET INCOME                                            $ 7,313    $ 7,007
                                                      =======    =======
Net Earnings Per Share                                $  1.52    $  1.46

NOTE: 1997 Earnings per share have been restated to reflect the October, 1997 stock split.



                       NBC CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME FOR THE
                     QUARTER ENDED SEPTEMBER 30,
                             (Unaudited)

(Amounts in thousands, except per share data)

                                                        1998        1997
                                                      _______     _______

INTEREST INCOME:
  Interest and Fees on Loans                          $ 9,328     $ 9,187
  Interest Income on Balances Due From Banks               20          11
  Interest on U. S. Treasury Securities and
    U. S. Government Agencies and Corp.                   992       1,427
  Interest on Obligation of States and
    Political Subdivisions                              1,337         892
  Interest on Other Securities                             23         199
  Interest on Federal Funds Sold and Securities
    Purchased under Agreements to Resell                  232         230
                                                      _______     _______

Total Interest Income                                  11,932      11,946
INTEREST EXPENSE:
  Interest on Time Certificates of Deposit of
    $100,000 or More                                      903       1,050
  Interest on Other Deposits                            4,329       4,048
  Interest on Federal Funds Purchased and
    Securities Sold Under Agreements to Repurchase        123         143
  Interest on Demand Notes Issued to the U. S.
    Treasury and on Other Borrowed Money                  219         275
                                                      _______     _______

                    Total Interest Expense              5,574       5,516
  Net Interest Income                                   6,358       6,430
Provision for Possible Loan Losses                        260         260
                                                      _______     _______

  Net Interest Income After Provision for
  Loan Losses                                           6,098       6,170
                                                      _______     _______

NONINTEREST INCOME:
  Income from Fiduciary Activities                        294         275
  Service Charge on Deposit Accounts                      972         859
  Other Noninterest Income                                711         638
                                                      _______     _______

                   Total Noninterest Income             1,977       1,772
Gains (Losses) on Securities                               19           1
                                                      _______     _______

NON INTEREST EXPENSE:
  Salaries and Employee Benefits                        2,641       2,569
  Expense of Premises and Fixed Assets                    791         728
  Other Noninterest Expense                             1,422       1,421
                                                      _______     _______

                 Total Noninterest Expense              4,854       4,718
                                                      _______     _______

Income Before Income Taxes                              3,240       3,225
Applicable Income Taxes                                   809         918
                                                      _______     _______

NET INCOME                                            $ 2,431     $ 2,307
                                                      =======     =======

Net Earnings Per Share                                $   .50     $   .48


NOTE: 1997 Earnings per share have been restated to reflect the October, 1997 stock split.





                       NBC CAPITAL CORPORATION

                     CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                                            Sep.30,1998     Dec.31,1997
ASSETS                                      (Unaudited)      (Audited)
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances               $ 27,037         $ 23,536
  Interest-Bearing Balances                       123              319
                                             ________         ________
    Total Cash and Due From Banks              27,160           23,855
Held-To-Maturity Securities (Market Value
   of $34,433 at September 30, 1998 and
   $34,405 at December 31, 1997)               31,148           31,358
Available-For-Sale Securities
  Mortgage-Backed Securities                   25,243           43,179
  All Other Available-For-Sale Securities     114,780          111,175
                                             ________         ________

    Total Securities                          171,171          185,712
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                   18,774           18,948
Other Earning Assets                            2,831                0
Loans                                         408,364          394,810
       Less:  Unearned Interest                    88             (104)
       Less:  Reserve for Loan Losses          (7,016)          (7,016)
                                             ________         ________

    Net Loans                                 401,436          387,690
Bank Premises and Equipment (Net)              12,949           13,356
Interest Receivable                             6,453            6,352
Other Real Estate Owned                           316              225
Other Assets                                   12,598           10,688
                                             ________         ________

    TOTAL ASSETS                             $653,688         $646,826
                                             ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                       $ 70,715         $ 74,083
  Interest-Bearing Time, $100,000 or More      89,732           69,204
  Other Interest-Bearing                      379,912          386,037
                                             ________         ________

    Total Deposits                            540,359          529,324
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase               11,900           20,021
Demand Notes Issued to the U. S. Treasury       2,391            2,411
Other Borrowed Funds                           12,508           15,213
Interest Payable                                2,043            2,479
Other Liabilities                               6,402            6,760
                                             ________         ________

    TOTAL LIABILITIES                         575,603          576,208

Stockholders' Equity:
  Common Stock $1 par value, Authorized
  10,000,000 shares, Issued and Outstanding
  4,800,000                                     4,800            4,800
Surplus                                        33,002           33,002
Undivided Profits                              39,177           32,392
Accumulated Other Comprehensive Income          1,106              424
                                             ________         ________

     TOTAL STOCKHOLDERS' EQUITY                78,085           70,618
                                             ________         ________

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                  $653,688         $646,826
                                             ========         ========






                         NBC CAPITAL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)


(Amounts in thousands)
                                                      1998      1997
                                                    ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                        $  7,313  $  7,007
  Adjustments to reconcile net income to net cash
    Depreciation and Amortization                      1,336     1,149
    Deferred Income Taxes (Credits)                      (40)     (153)
    Provision for Loan Losses                            780       780
    Loss (Gain) on Sale of Securities                    (42)       58
    (Increase) Decrease in Interest Receivable          (101)       14
    (Increase) Decrease in Other Assets               (5,310)   (1,315)
    Increase (Decrease) in Interest Payable             (436)      (35)
    Increase (Decrease) in Other Liabilities            (356)   (3,411)
                                                    ________  ________
  Net Cash Provided by Operating Activities            3,144     4,094

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from Maturities of Securities              34,992    23,455
  Proceeds from Sale of Securities                    22,989     5,573
  Purchase of Securities                             (42,365)  (38,510)
  (Increase) Decrease in Loans                       (14,527)  (12,305)
  Additions to Bank Premises and Equipment              (763)   (1,280)
                                                    ________  ________

  Net Cash Used in Investing Activities                  326   (23,067)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (Decrease) in Deposits                     11,035     2,084
  Dividend Paid on Common Stock                         (528)     (480)
  Increase (Decrease) in Borrowed Funds              (10,847)   14,079
                                                    ________  ________

  Net Cash Provided by Financing Activities             (340)   15,683

  Net Increase (decrease) in Cash and Cash
    Equivalents                                        3,130    (3,290)

  Cash and Cash Equivalents at Beginning of Year      42,804    48,719

                                                    ________  ________

  Cash and Cash Equivalents at End of the nine
    month period                                    $ 45,934  $ 35,429
                                                    ========  ========

Cash Paid during Year for:

  Interest                                          $ 17,319  $ 15,841

  Income Taxes                                         2,086     2,377





                              PART I.  ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                            SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

First three quarters of 1998 compared to the first three quarters of 1997

Earnings for the first three quarters of 1998 grew 4.4% to $7.31 million or $1.52 per share. This compares to $7.01 million or $1.46 per share for the first three quarters of 1997. These 1998 totals equate to a 1.5% return on average assets and 13.4% return on average equity.

Net interest income for the first three quarters of 1998 was $19.05 million compared to $19.14 million in 1997. This represents a decrease of .5%. This decrease resulted from a twenty-nine (29) basis point decline in the net interest margin and a $33.7 million increase in earning assets.

Non-interest income grew 8.6% paced by a 6.9% increase in income from the Company's Trust and Financial Management activities and a 7.6% increase in income from deposit accounts. Approximately $.025 per share was included in the first half of 1997 from the sale of the assets of the Company's finance company subsidiary.

Security gains of approximately $42,000 were generated during the first three quarters of 1998, as the Company sold lower yielding securities and re-invested proceeds at higher yields. The impact of these transactions will produce increased investment portfolio income for the Company over the long term. The Company also sold a block of securities to take advantage of an increase in bond prices and to provide increased liquidity at the time of the sale.


Non-interest expense increased 4.3% for the period reported. This increase resulted from additional depreciation and amortization expense associated with an upgrade in the mainframe computer and the purchase of the equipment and software relating to the imaging of checks and statements. These expenditures were incurred during the last three quarters of 1997. Also, salaries and employee benefits increased as a result of normal salary increases for the year and the filling of certain staff positions that were vacant during 1997.

Third quarter of 1998 compared to the third quarter of 1997

Earnings for the third quarter of 1998 were $2.43 million or $.50 per share compared to $2.31 million or $.48 per share for the comparable quarter of 1997. This represents a 5.4% increase.

Net interest income for the third quarter of 1998 was $6.36 million compared to $6.43 million for the third quarter of 1997. This represents a decrease of 1.1%. This decrease resulted from a decline in net interest margin of approximately twenty-three (23) basis points. This was partially offset by an increase in earning assets of 3.7% when comparing the third quarter of 1998 to the same quarter of 1997.

Non-interest income for the third quarter of 1998 was 11.6% greater than for the same quarter of 1997. This increase resulted from a 6.9% increase in Trust and Financial Management activities, a 13.5% increase in income from deposit accounts and a 123.1% increase in Mortgage Loan income.

Security gains of approximately $19,000 were generated during the third quarter of 1998. The Company took advantage of an increase in bond prices and sold certain blocks of securities to take some of the unrealized profits from the portfolio and to provide additional liquidity at the time of the sale. These funds were invested in higher yielding assets and will increase the Company's interest income over future periods.

Non-interest expenses for the third quarter of 1998 increased 2.9% over the comparable quarter of 1997. This increase resulted from additional depreciation and amortization expenses associated with the upgrade in the mainframe computer and the purchase of the equipment and software relating to the imaging of checks and statements. Also, salaries and employee benefits increased as a result of normal salary increases for the year and the filling of certain staff position that were vacant during the third quarter of 1997.

FINANCIAL CONDITION

The Company's balance sheet continues to show steady growth as total assets increased from $647 million to $654 million during the first three quarters of 1998. Deposits increased $11.0 million while Securities Sold Under Agreements to Repurchase and borrowed funds decreased $10.8 million. A $14.5 reduction in the investment securities portfolio was used to fund a $13.6 million increase in the loan portfolio. Loan quality remains good and management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $70.6 million to $78.1 million during the first three quarters of 1998. This represented a 10.6% increase. During this period there was an increase in the market value of the investment securities portfolio. This resulted in the accumulated other comprehensive income (unrealized gain on the available for sale securities) component of Shareholders' Equity increasing from $424,000 at December 31, 1997, to $1,106,000 at September 30, 1998.

The Company's bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At September 30, 1998, the banks' Tier I, Tier II and Total Capital Ratios exceeded the well capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Company are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At September 30, 1998, this amounted to approximately $17,613,000. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Company and such loans are required to be on a fully secured basis.


During the first three quarters of 1998, the Company has continued its efforts to prepare for January 1,2000. All levels of the Company's management and its Board of Directors are aware of the seriousness of this issue and the effects it may have on the Company and its customers. The Company has a Year 2000 Steering Committee under the leadership of the Chief Operating Officer to guide it through its action plan for compliance. The committee has been organized into three major areas, with a senior officer directly responsible for each respective area. Beginning in July of 1998, the committee's reporting to the Board of Directors was changed from quarterly to monthly.

The first major area of risk relates to the Company's internal hardware and software programs. The Company does not write its source programming code and therefore is dependent upon external vendors and service providers.
The Company began the process of reviewing the compliance of all programs in use and in 1997, began developing a plan to test these systems and all related system interfaces. The Company has followed the guidelines established by its regulators and has completed the initial phases of this part of the process. It is currently in the testing phase and plans to have the testing completed by December 31, 1998. This date is consistent with current FFIEC guidelines.

The second major area relates to external factors involving customers, vendors and outside service providers. The risk associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address these issues effectively, their ability to meet debt service requirements could be impaired resulting in increased credit risk and increased loan charge-offs. Should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company. At this time, the Company is in the process of identifying these major commercial customers and developing plans for educating, assessing and monitoring, on an individual account basis, the adequacy of the customers actions to address the Year 2000 issues. This assessment will be risk rated and will become a factor used in under-writing credit and analyzing the adequacy of the allowance for loan losses. All vendors of critical services and products are being reviewed and contingency plans are being developed and tested, where possible, in case these parties are unable to provide normal services.

Both internal and external resources are being utilized to address the Year 2000 problem. A budget of $1.8 million has been completed and approved by the Board of Directors. Approximately 60% of this total will be from the allocation of the salary and benefits of current employees assigned to work on this project. Another 4% will be spent on items that will be capitalized and amortized or depreciated over future periods. The remaining 36% will be expended over the next fifteen months and should not have a material impact on the financial performance of the Company.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  27        Financial Data Schedule


          (b)     Form 8-K

                  None



The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the nine month period ended September 30, 1998, have been included.




                        NBC CAPITAL CORPORATION

                                SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NBC CAPITAL CORPORATION
                                    Registrant



November 5, 1998                         /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Treasurer and Assistant
                                           Secretary