Form 10-K
period 1998-12-31
NBC CAPITAL CORP
filed 1999-03-31
CIK 742054

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended       December 31, 1998

Commission File Number          0-12885

                NBC Capital Corporation
(Exact name of registrant as specified in its charter)

         Mississippi                     64-0694755
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


NBC Plaza, Starkville, Mississippi          39759-1187
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

         $151,350,000
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 5,664,736 shares outstanding as of December 31, 1998.


Documents incorporated by reference -

     Form S-4 filed March 30, 1999 - Part III
     Annual report to shareholders for 1998 - Parts II and IV




                                FORM 10K
                                 INDEX


     Part I

     Item  1.  Business
     Item  2.  Properties
     Item  3.  Legal Proceedings
     Item  4.  Submission of Matters to a Vote of Security Holders

     Part II

     Item  5.  Market for the Company's Common Stock and Related
                Shareholder Matters
     Item  6.  Selected Financial Data
     Item  7.  Management's Discussion and Analysis of Financial Condition
                and Results
                of Operations
     Item  8.  Financial Statements and Supplementary Data
     Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

     Part III

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and
                Management
     Item 13.  Certain Relationship and Related Transactions
     Item 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K



                                     PART I

ITEM 1 - BUSINESS

NBC Capital Corporation

     NBC Capital Corporation (the Company) is a bank holding company which was organized under the laws of the State of Mississippi. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce (NBC), a national banking corporation. For the year ended December 31, 1998, the Company's subsidiaries accounted for 100% of the Company's consolidated income and approximately 99% of its consolidated expenses.

National Bank of Commerce

     NBC was originally formed through a series of mergers which began in 1972 and concluded on October 1, 1974. In March, 1991, NBC acquired the assets and assumed the liabilities of the Bank of Philadelphia. In 1994, the Company acquired NBC of Tuscaloosa (formerly First State Bank of Tuscaloosa). On December 31, 1998, the Company acquired all the outstanding common stock of First National Corporation of West Point ("FNC") in exchange for 864,736 shares of the Company's common stock. The acquisition was accounted for as a pooling of interest. FNC was merged into the Company and FNC's wholly-owned subsidiary banks, First National Bank of West Point and National Bank of the South, were merged into NBC. Concurrently, the Company's subsidiary, NBC of Tuscaloosa, was merged into NBC (formerly NBC of Mississippi). As a result of the acquisition and reorganization, NBC was the resulting financial institution. Also, First National Finance Company, a wholly-owned finance company subsidiary of FNC became a wholly-owned subsidiary of the Company.

     NBC is the largest commercial bank domiciled in the north central area of the state known as the Golden Triangle. A total of 28 banking facilities and an operation/administration center serves the communities of Aberdeen, Amory, Artesia, Brooksville, Columbus, Hamilton, Maben, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the home office in Starkville. The Bank also serves the Tuscaloosa, Alabama, area with a main office and 5 branch locations.

     NBC is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 1998.

     NBC provides a complete line of wholesale and retail services including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank.

     NBC utilizes a written Asset/Liability Management Policy which calls for maintaining the one year GAP within a tolerance of -5% to 10% of earning assets. The financial plan calls for a return on assets of 1.2% - 1.5% and a minimum return on equity of approximately 10%.

     NBC is operated in a conservative fashion while meeting the needs of the community. There has been no disposition of any material amounts of assets nor has there been a material change in the mode of conducting business. No major changes in operation are planned for the near future.

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 1998 and 1997, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

First National Finance

     First National Finance (Finance), a wholly-owned subsidiary of the Company, is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than that of NBC. Its loan portfolio totaled approximately $1.6 million at December 31, 1998.
Finance is located in West Point, Mississippi. Finance was acquired as part of the FNC acquisition previously mentioned.

Competition

     NBC and its subsidiaries currently serve six counties and ten municipalities in North Central Mississippi. Over this same area, the bank competes directly with approximately 15 competing banking institutions, numerous credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $100 million to in excess of $6 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks depends on whether the reference is made to the branch banks or to their parent banks. Several other competitors are branches or divisions of nationwide and regional companies with more resources than the Company and its subsidiaries.

     In Tuscaloosa, Alabama, NBC has a main office and five branch locations. The bank competes with approximately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $150 million to $20 billion. Asset size of the competitive banks depends on whether reference is made to the branch banks or to their parent bank. In Tuscaloosa, NBC also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies.

Supervision and Regulation

     The Company and its subsidiary bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with Federal Deposit Insurance Corporation Improvement Act (FDICIA), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of the Company and its subsidiaries may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

     Dividends paid by the Company are substantially provided from dividends from NBC. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1998, NBC had available for payment of dividends to the Company, without prior approval of its regulator, approximately $16 million.

     The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary bank. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's banking subsidiaries for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's banking subsidiary's FDIC assessment, trust services and asset/liability management. At December 31, 1998, the Tier 1 and total capital ratios, respectively, of the Company (consolidated) and NBC (individually) were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

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

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 1998, the Company's Tier 1 and total capital ratios were 16.6% and 17.9%, respectively.

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

     The primary supervisory authority of NBC is the OCC. The OCC regulates or monitors virtually all areas of operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC also imposes limitations on the aggregate investment in real estate, bank premises, and furniture and fixtures. In addition to regular examinations, the institution must furnish to its regulator quarterly reports containing a full and accurate statement of its affairs.

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

     National banks are required by the National Bank Act to adhere to branch office banking law. NBC may open branches throughout Mississippi or Alabama with the prior approval of the OCC. In addition, with prior regulatory approval, the subsidiary bank is able to acquire existing banking operations in Mississippi and Alabama. Furthermore, federal legislation permits interstate branching. The law also permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law.

     On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
(the Interstate Banking Act). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate
Banking Act permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish such branches.

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

     A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiary, on investments in stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower.

     The bank subsidiary is a member of the FDIC and its deposits are insured as provided by law.

     CNIC is subject to regulation by the applicable state agencies. These agencies set reserve requirements, reporting standards, and establish regulations, all of which affect business operations.

     The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.

Recent Regulatory Developments

     Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the legislation is being considered that would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislaton will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

Governmental Monetary Policies

     As a bank chartered under the laws of the United States, NBC is a member of the Federal Reserve System. Its earnings are affected by the fiscal and monetary policies of the Federal Reserve System which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements of depository institutions and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States Government securities.

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

Executive Officers

     The executive officers of the Company and its bank subsidiary, NBC, are listed below. The title indicates a position held in the Company and the bank.

         Name and Title        Age           Five Year Experience
_____________________________  ___  ____________________________________

L. F. Mallory, Jr.              56  Chairman of the Board and Chief
 Chairman and Chief Executive        Executive Officer, NBC Capital
 Officer, NBC Capital                Corporation and NBC
 Corporation and NBC

Bobby Harper                    57  Chairman of Executive Committe, NBC
 Chairman of the Executive           Capital Corporation and President,
 Committee, NBC Capital              NBC, Columbus Banking Center
 Corporation and Executive
 Vice President, Banking
 Center Administration, NBC

Hunter M. Gholson               66  Secretary of NBC Capital Corporation
 Secretary                           and NBC

Mark A. Abernathy               42  Executive Vice President and Chief
 President and Chief                 Operating Officer, NBC Capital
 Operating Officer, NBC              Corporation and NBC.  Prior to
 Capital Corporation and NBC         joining NBC in 1994, he was Consumer
                                     Regional Executive Officer of Nations
                                     Bank, Nashville, Tennessee.

Richard Haston                  52  Executive Vice President, CFO, and
 Executive Vice President,           Treasurer, NBC Capital Corporation,
 CFO, and Treasurer, NBC             and Executive Vice President and
 Capital Corporation and             Chief Financial Officer, NBC, since
 Executive Vice President            October 1, 1996; Executive Vice
 and Chief Financial Officer,        President and Chief Financial Officer
 NBC                                 of Legacy Securities Corp., Memphis,
                                     Tennessee, April, 1996 - September,
                                     1996; President and Chief Financial
                                     Officer of Calibre Financial Group,
                                     Inc., Memphis, Tennessee, June, 1993 -
                                     March, 1996

Tommy M. Tomlinson              51  Executive Vice President and Senior
 Vice President, NBC Capital         Lender, NBC
 Corporation and Executive
 Vice President, Credit
 Administration, NBC

Clifton B. Fowler               50  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC,
 Corporation and President,          Starkville Banking Center
 NBC, Starkville Banking
 Center

Thomas J. Prince, Jr.           57  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC,
 Corporation and Executive           Aberdeen Banking Center
 Vice President, Division
 Manager of Consumer Finance,
 NBC

John Davis                      43  Senior Vice President and Trust
 Vice President, NBC Capital         Officer, NBC
 Corporation and Senior Vice
 President and Trust Officer,
 NBC

Donald J. Bugea, Jr.            45  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President and Investment
 Vice President and Investment       Officer, NBC
 Officer, NBC


Personnel

     At December 31, 1998, NBC had 383 full-time employees. Finance had 3 full-time employees. The Company, Service and CNIC had no employees at December 31, 1998.


ITEM 2 - PROPERTIES

     The Company, Service and CNIC owned no properties at December 31, 1998. Finance operates out of a leased office building.

     The following listing describes the locations and general character of the Bank-owned properties:

                                                             Approximate
                                                             Office Space
                Type                     Location           (Square Feet)
______________________________  _________________________   _____________

NBC:

Main Office                     Starkville, Mississippi          35,000
University Branch               Starkville, Mississippi           1,485
Motor Branch                    Starkville, Mississippi           2,000
Operations Center               Starkville, Mississippi          16,500
Starkville Crossing             Starkville, Mississippi           2,000

Main Office                     Columbus, Mississippi            36,000
North Columbus Branch           Columbus, Mississippi             1,440
Fairlane Branch                 Columbus, Mississippi             2,400
Gardner Blvd. Branch            Columbus, Mississippi             1,156
Bluecutt Road Branch            Columbus, Mississippi             3,200

Main Office                     Aberdeen, Mississippi            11,026
Maple Street Branch             Aberdeen, Mississippi               998
Highway 45 North Branch         Aberdeen, Mississippi             1,205

Main Office                     Amory, Mississippi                8,550
Medical and Industrial
  Center Branch                 Amory, Mississippi                  950

Main Office                     Artesia, Mississippi              1,500

Main Office                     Brooksville, Mississippi          3,000

Main Office                     Hamilton, Mississippi             1,800

Main Office                     Maben, Mississippi                4,000

Main Office                     Philadelphia, Mississippi         6,000
Northside Branch                Philadelphia, Mississippi           300
Southside Branch                Philadelphia, Mississippi           450
Westside Branch                 Philadelphia, Mississippi         3,250

Main Office                     Tuscaloosa, Alabama               6,400
Northport Branch                Tuscaloosa, Alabama               3,018
University Branch               Tuscaloosa, Alabama               2,480
North Tuscaloosa Branch         Tuscaloosa, Alabama               3,250
Greensboro Branch               Tuscaloosa, Alabama              11,000
Highway 69 South Branch         Tuscaloosa, Alabama               2,000

Main Office                     West Point, Mississippi          18,000
Administrative Building         West Point, Mississippi           1,200
East Main Branch                West Point, Mississippi           1,900
Highway 45 South Branch         West Point, Mississippi           1,520
Highway 45 North Branch         West Point, Mississippi             825

     In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.


ITEM 3 - LEGAL PROCEEDINGS

     There are no pending proceedings of a material nature to which the Company, NBC, Finance, Service, or CNIC is a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) The information titled "Market Information" and contained on Page 25 of the Company's annual report to shareholders for the year 1998 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.a.


 (b) At December 31, 1998, the Company had approximately 2,274 security holders.

 (c) Dividends on common stock were declared semiannually in June and December of the years reported and totaled as follows:

                                                        December 31,
                                                  ______________________
                                                     1998         1997
                                                  __________  __________

   Dividends declared, $.69 per share             $3,907,242  $      -
   Dividends declared, $.63 per share                    -     3,555,592
                                                  __________  __________

                                                  $3,907,242  $3,555,592
                                                  ==========  ==========

ITEM 6 - SELECTED FINANCIAL DATA

   The information titled "Selected Financial Data" and contained on Page 5 of the Company's annual report to the shareholders for the year 1998 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.b.


                     SUPPLEMENTAL STATISTICAL INFORMATION

  I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. Average balance sheets (consolidated):

        The following table presents, for the years indicated, condensed daily average balance sheet information.

                                                (In Thousands)
            Assets                          1998      1997      1996
                                          ________  ________  ________

        Cash and due from banks           $ 28,483  $ 32,056  $ 29,888
        Securities:
          Taxable                          107,872   123,874   126,652
          Non-taxable                      103,961    76,785    76,208
                                          ________  ________  ________
            Total securities               211,833   200,659   202,860
        Federal funds sold and other
          interest-bearing assets           33,272    16,720     7,717

        Loans, net of unearned interest    479,817   465,777   431,199
        Less reserve for loan losses         8,463     7,756     7,322
                                          ________  ________  ________
          Net loans                        471,354   458,020   423,877
        Other assets                        26,064    33,391    32,514
                                          ________  ________  ________

        Total Assets                      $771,006  $740,846  $696,856
                                          ========  ========  ========



                                                (In Thousands)
            Liabilities and                 1998      1997      1996
            Stockholders' Equity          ________  ________  ________

        Deposits:
          Noninterest-bearing             $ 85,878  $ 80,486  $ 79,328
          Interest-bearing                 555,253   534,953   513,022
                                          ________  ________  ________
            Total deposits                 641,131   615,439   592,350

        Federal funds purchased and
          securities sold under
          agreement to repurchase           12,936    14,743     5,236
        Borrowed funds                      19,649    21,068    15,494
        Other liabilities                   11,001     9,327     9,660
                                          ________  ________  ________
          Total liabilities                684,717   660,577   622,740

        Stockholders' equity                86,289    80,269    74,116
                                          ________  ________  ________
        Total Liabilities and
          Stockholders' Equity            $771,006  $740,846  $696,856
                                          ========  ========  ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:
                                                ($ In Thousands)
                                                 Average Balance
                                          ____________________________
                                            1998      1997      1996
                                          ________  ________  ________
        EARNING ASSETS
        Net loans                         $471,354  $458,020  $423,878
        Federal funds sold and
         other interest-bearing
         assets                             33,272    16,720     7,717
        Securities:
         Taxable                           107,872   123,874   126,652
         Nontaxable                        103,961    76,785    76,208
                                          ________  ________  ________
        Totals                             716,459   675,399   634,455
                                          ________  ________  ________

        INTEREST-BEARING LIABILITIES
        Interest-bearing deposits          555,253   534,953   513,022
        Borrowed funds, federal funds
          purchased and securities sold
          under agreement to repurchase     33,383    35,811    20,730
                                          ________  ________  ________

        Totals                             588,636   570,764   533,752
                                          ________  ________  ________

        Net Amounts                       $127,823  $104,635  $100,703
                                          ========  ========  ========


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   1998    1997    1996   1998 1997 1996
                                 _______ _______ _______  ____ ____ ____
        EARNING ASSETS
        Net loans                $44,558 $43,792 $39,747  9.45 9.56 9.38
        Federal funds sold and
         other interest-bearing
         assets                    1,217     982     478  3.66 5.86 6.12
        Securities:
         Taxable                   5,996   7,933   8,179  5.56 6.40 6.46
         Nontaxable                5,620   4,122   4,261  5.41 5.37 5.59
                                 _______ _______ _______  ____ ____ ____

        Totals                    57,391  56,829  52,665  8.01 8.41 8.30



                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   1998    1997    1996   1998 1997 1996
                                 _______ _______ _______  ____ ____ ____

        INTEREST-BEARING
        LIABILITIES
        Interest-bearing
         deposits                $24,691 $23,822 $22,052  4.45 4.45 4.30
        Borrowed funds, federal
         funds purchased and
         securities sold under
         agreement to repurchase   1,822   1,877   1,040  5.46 5.24 5.02
                                 _______ _______ _______  ____ ____ ____

        Totals                    26,513  25,699  23,092  4.50 4.50 4.33
                                 _______ _______ _______

        Net interest income      $30,878 $31,130 $29,573
                                 ======= ======= =======

        Net yield on earning assets                       4.31 4.60 4.65


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

C.  Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

                               (In Thousands)         (In Thousands)
                               1998 Over 1997         1997 Over 1996
                         _______________________  ______________________
                               Change Due To:         Change Due To:
                         _______________________  ______________________
                          Total    Rate   Volume  Total    Rate   Volume
                         ______  _______  ______  ______  ______  ______
EARNING ASSETS
Net loans                $  766  $  (485) $1,251  $4,045  $  793  $3,252
Federal funds sold and
 other interest-bearing
 assets                     235     (175)    410     488      (8)    496
 Securities:
  Taxable                (1,937)    (979)   (958)   (246)    (68)   (178)
  Nontaxable              1,498       29   1,469    (139)   (172)     33
                         ______  _______  ______  ______  ______  ______

Totals                   $  562  $(1,610) $2,172  $4,148  $  545  $3,603
                         ======  =======  ======  ======  ======  ======


                               (In Thousands)         (In Thousands)
                               1998 Over 1997         1997 Over 1996
                          ______________________  ______________________
                               Change Due To:         Change Due To:
                          ______________________  ______________________
                          Total    Rate   Volume  Total    Rate   Volume
                          ______  ______  ______  ______  ______  ______
INTEREST-BEARING
LIABILITIES
Interest-bearing deposits $  869  $  -    $  869  $1,770  $  809  $  961
Interest on borrowed
 funds and federal funds
 purchased and securities
 sold under agreement to
 repurchase                  (55)     86    (141)    837      49     788
                          ______  ______  ______  ______  ______  ______

Totals                    $  814  $   86  $  728  $2,607  $  858  $1,749
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


 II. INVESTMENT PORTFOLIO

     A. The following tables present the book values of securities as of the dates indicated:
                                                 (In Thousands)
                                                  December 31,
                                          ____________________________
                                            1998      1997      1996
                                          ________  ________  ________

        U. S. Treasury                    $ 15,987  $ 32,813  $ 32,665
        U. S. Government agencies and
          mortgage-backed securities        66,341    80,422    78,473
        States and political subdivisions  114,786    89,153    76,657
        Other                                6,765     6,959     6,070
                                          ________  ________  ________

        Total book value                  $203,879  $209,347  $193,865
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 1998, and the weighted average yield of such securities:

                                        ($ In Thousands)
                                     Weighted Average Yield
                        ______________________________________________
                         0 - 1   Yield   1 - 5   Yield  5 - 10   Yield
                          Year    (%)    Years    (%)    Years    (%)
                        _______  _____  _______  _____  _______  _____
        Securities:

         U. S. Treasury $ 3,289   6.4%  $10,592   5.2%  $ 2,106   5.6%
         U. S. Govern-
          ment agencies  11,824   5.8%   10,407   6.5%    8,280   6.8%
         States and
          political
          subdivisions    6,848   5.6%   38,068   5.3%   58,701   5.3%
         Other              175   6.8%    2,080   6.2%      -      -
                        _______         _______         _______

         Total          $22,136         $61,147         $69,087
                        =======         =======         =======

                          10+    Yield
                         Years    (%)
                        _______  _____
        U. S. Govern-
          ment agencies $   885   6.9%
        States and
         political
         subdivisions    11,169   6.1%
        Other
         (including
          equity
          securities)     4,510   5.9%
                        _______

        Total           $16,564
                        =======


                          Book   Yield
                         Value    (%)
                        _______  _____
        Mortgage-
          backed
          securities    $34,945   5.9%
                        =======

        NOTE: Interest and yields on tax-exempt obligations are not on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.

               The majority of mortgage-backed securities are backed by
               U. S. agencies.

     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 1998, there were no securities from any issues in excess of 10% of stockholders' equity that were not securities of the U. S. Government or U. S. Government agencies or corporations

III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                        (In Thousands)
                                         December 31,
                        ________________________________________________
               Type       1998      1997      1996      1995      1994
        ______________  ________  ________  ________  ________  ________

        Commercial,
         financial and
         agriculture    $ 76,389  $ 76,542  $ 74,318  $ 65,958  $ 57,825
        Real estate -
         construction     24,284    25,341    24,099    16,761    13,434
        Real estate -
         mortgage        284,566   269,462   249,801   219,536   195,136
        Installment
         loans to
         individuals      93,538    95,912   100,858    99,878    90,436
        Other              7,526     7,155     8,813     6,589     5,495
                        ________  ________  ________  ________  ________

          Total loans    486,303   474,412   457,889   408,722   362,326

        Unearned
         interest             (1)     (317)   (1,123)   (3,141)   (4,780)
                        ________  ________  ________  ________  ________

                        $486,302  $474,095  $456,766  $405,581  $357,546
                        ========  ========  ========  ========  ========

     B. Maturities and sensitivities of loans to changes in interest rates:

                                                    (In Thousands)
                                                  December 31, 1998
                                             ____________________________
                                                 Maturing or Repricing
                                              ____________________________
                                              Within     Over
                    Type                      1 Year    1 Year    Total
         ________________________            ________  ________  ________

         Commercial, financial
          and agricultural                   $ 43,276  $ 33,113  $ 76,389
         Real estate -
          construction                         13,761    10,523    24,284
         Other loans, excluding
          real estate - mortgage
          and installment loans                 2,862     4,664     7,526
                                             ________  ________  ________

                                             $ 59,899  $ 48,300  $108,199
                                             ========  ========  ========




                                                    (In Thousands)
                                                  December 31, 1998
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              Within     Over
                    Type                      1 Year    1 Year    Total
         ________________________            ________  ________  ________

         Loans with:  (1)
          Predetermined interest
           rates                             $265,991  $    965  $266,956
          Floating interest
           rates                              171,629    46,791   218,420
                                             ________  ________  ________

                                             $437,620  $ 47,756  $485,376
                                             ========  ========  ========

        (1)  Excludes nonaccrual loans of $927.

     C. Nonperforming loans

        1. The following table states the aggregate amount of loans which were nonperforming in nature:

                                             (In Thousands)
                                              December 31,
                                ______________________________________
                  Type           1998    1997    1996    1995    1994
            __________________  ______  ______  ______  ______  ______

            Loans accounted
             for on a
             nonaccrual basis   $  927  $2,648  $1,538  $2,142  $1,579
                                ======  ======  ======  ======  ======
            Accruing loans
             past due 90 days
             or more            $1,271  $1,077  $1,408  $  877  $1,232
                                ======  ======  ======  ======  ======
            Renegotiated
             "troubled" debt    $  298  $  670  $  471  $  390  $  306
                                ======  ======  ======  ======  ======

        2. There were no loan concentrations in excess of 10% of total loans at December 31, 1998. However, lending activities are affected by the economic trends within the areas served by the Company and its subsidiaries. This, in turn, can be influenced by the areas' larger employers, such as Missisissippi State University, University of Alabama, Columbus Air Force Base, and the Mercedes-Benz Automotive Plant.

        3. There were no outstanding foreign loans at December 31, 1998.

        4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

        5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 1998, 1997, and 1996.

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

        7. At December 31, 1998, the recorded investment in loans identified as impaired totaled approximately $1.8 million.
            The allowance for loan losses related to these loans approxi-mated $1.3 million. The average recorded investment in impaired loans during the year ended December 31, 1998, was $1.1 million. Total interest recognized on impaired loans and the amount recognized on a cash basis were not significant.

     D. Other interest-bearing assets

            There were no other interest-bearing non-performing assets at December 31, 1998.


 IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. An analysis of the loan loss experience for the periods indicated is as follows:

                                             ($ In Thousands)
                                               December 31,
                              ___________________________________________
                                1998     1997      1996    1995     1994
                              _______  _______  _______  _______  _______

        Beginning balance     $ 7,980  $ 7,526  $ 7,116  $ 6,375  $ 5,125
                              _______  _______  _______  _______  _______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural        (575)    (379)    (312)    (240)     (96)
            Real estate          (451)    (145)    (114)    (130)    (244)
            Installment
             loans and
             other               (929)    (954)  (1,223)    (516)    (476)
                              _______  _______  _______  _______  _______

        Total charge-offs      (1,955)  (1,478)  (1,649)    (886)    (816)
                              _______  _______  _______  _______  _______

        Recoveries:
          Domestic:
           Commercial,
            financial and
            agricultural          124      269       52       56       59
           Real estate             76       97       68       53       44
           Installment
            loans and
            other                 160      214      262      230      195
                              _______  _______  _______  _______  _______

        Total recoveries          360      580      382      339      298
                              _______  _______  _______  _______  _______

        Net charge-offs        (1,595)    (898)  (1,267)    (547)    (518)
                              _______  _______  _______  _______  _______
        Reserve of
          acquired bank            -        -        -        -       494
        Reserve of sold
          finance company          -      (125)      -        -        -
        Provision charged
          to operations         3,187    1,477    1,677    1,288    1,274
                              _______  _______  _______  _______  _______

        Ending balance        $ 9,572  $ 7,980  $ 7,526  $ 7,116  $ 6,375
                              =======  =======  =======  =======  =======
        Ratio of net
          charge-offs to
          average loans
          outstanding             .34      .20      .30      .15      .16
        Ratio of reserve
          for loan losses
          to loans
          outstanding at
          year end               1.97     1.68     1.65     1.75     1.78


     B. Determination of Reserve for Loan Losses

        The information contained in Note A-6 to the financial statements of the annual report to shareholders is incorporated herein by reference and included in this report as Exhibit 13.d.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 1998, these loans totaled $309 million or approximately 60% of the loan portfolio.

        NBC originates commercial real estate loans up to 80% of the appraised value. Currently, it is the philosophy to originate these loans only to selected known borrowers and on properties in the market area.

        Of primary concern in commercial real estate lending is the borrower's credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, NBC has sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

        NBC originates loans secured by first and junior liens on one-to-four family residences in their lending areas. Typically, such loans are single family homes that serve as the primary residence of the borrower. Generally, these loans are originated in amounts up to 80% of the appraised value or selling price of the property. In the past, very few losses from these types of loans have been experienced.

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

        Consumer and Other Loans

        NBC offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $77 million or 20% of total loans at December 31, 1998. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

        In connection with consumer loan applications, the borrower's income statement and credit bureau report are reviewed. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed, as well as the value of the unit which secured the loan. NBC intends to continue to emphasize the origination of consumer loans. Management believes that its loan loss experience in connection with its consumer loan portfolio is favorable in comparison to industry averages.

        NBC makes commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 1998, NBC's commercial business loans represented approximately 15% of its total loan portfolio.

     D. For the year 1999, losses for all loan categories, as a percentage of average loans, are expected to approximate that of 1998.

  V. DEPOSITS
                                        ($ In Thousands)
                               1998            1997           1996
                         ______________  ______________  ______________
                          Amount   Rate   Amount   Rate   Amount   Rate
                         ________  ____  ________  ____  ________  ____
     A. Average
         deposits:
          Domestic:
           Noninterest-
            bearing
            deposits     $ 85,878    -   $ 80,486    -   $ 79,328    -
           Interest-
            bearing
            demand
            deposits (1)  192,848  2.6%   172,901   2.9%  182,696  3.0%
           Savings
            deposits       29,077  2.3%    32,047   2.2%   34,688  2.2%
           Time deposits  333,328  5.7%   330,005   5.5%  295,638  5.4%
          Foreign           N/A             N/A             N/A
                         ________  ____  ________  ____  ________  ____

            Total        $641,131        $615,439        $592,350
                         ========        ========        ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 1998:

                                          (In Thousands)
                                                 3        6
                                              Months   Months
                                        3     Through  Through   Over
                                      Months     6       12       12
                             Total   Or Less  Months   Months   Months
                            _______  _______  _______  _______  _______
        Time certificates
         of deposit of
         $100,000 or more   $69,649  $22,748  $12,692  $16,754  $17,455
                            =======  =======  =======  =======  =======

     E. Foreign office time deposits of $100,000 or more

        Not applicable


 VI. RETURN ON EQUITY AND ASSETS

     The following financial ratios are presented for analytical purposes:

                                                       December 31,
                                                 ______________________
                                                  1998    1997    1996
                                                 ______  ______  ______
     Return on assets (net income divided by
      total average assets)                        1.1      1.3     1.4

     Return on equity (net income divided by
      average equity)                              9.8     12.4    12.7

     Dividend payout ratio (dividends per share
      divided by net income per share)            46.0     36.0    34.9

     Equity to asset ratio (average equity
      divided by average total assets)            11.2     10.8    10.6


VII. SHORT-TERM BORROWINGS

                                                  Federal
                                                   Funds
                                                 Purchased
                                                    And
                                                Securities    Treasury
                                                Sold Under     Tax and
                                               Agreement to   Loan Note
                                                Repurchase     Payable
                                               ____________  ____________

     Balance at December 31, 1998              $ 10,463,833  $    591,817

     Weighted average interest rate at
       December 31, 1998                              4.89%         4.26%

     Maximum amount outstanding at any
       month end for the year 1998               15,188,036     2,544,408

     Average amount outstanding during
       the year 1998                             12,936,434     1,536,351

     Weighted average interest rate during
       the year                                       4.31%         4.88%


VIII.  CAPITAL ADEQUACY DATA

     Total consolidated capital of the Company was as follows:

                                                        ($ In Thousands)
                                                           December 31,
                                                       __________________
                                                         1998      1997
                                                       ________  ________
     Total stockholders' equity (excluding
       unrealized gain)                                $ 86,872  $ 82,291
     Allowance for loan losses                            6,379     6,196
     Other components of capital                            -         -
                                                       ________  ________

       Total primary capital                             93,251    88,487
       Total secondary capital                              -          -
                                                       ________  ________

     Total capital                                       93,251    88,487

     Less intangible assets and other adjustments        (2,198)   (1,679)
                                                       ________  ________
     Total capital, as defined for regulatory
       purposes                                        $ 91,053  $ 86,808
                                                       ========  ========

     Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 1998 and 1997, are as follows:
                                                           December 31,
                                                          ______________
                                                           1998    1997
                                                          ______  ______

     Tier 1 capital percentage                             16.6%   16.3%
     Total capital percentage                              17.9%   17.5%


     The Company's capital ratios exceed the minimum capital requirements at December 31, 1998, and management expects this to continue.

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

                                          ($ In Thousands)
                                          December 31, 1998
                                ______________________________________
                                Interest Sensitive Within (Cumulative)
                                ______________________________________
                                                              Total of
                                 Within    Within    Within   Interest-
                                    3        12         5     Earning
                                 Months    Months     Years    Assets
                                ________  ________  ________  ________
      Interest-earning assets:
       Loans                    $201,122  $437,620  $478,207  $486,302
       Investment and
        mortgage-backed
        securities                18,107    43,634   168,393   203,879
       Federal funds sold
        and other                 26,460    26,460    26,460    26,460
                                ________  ________  ________  ________

       Totals                   $245,689  $507,714  $673,060  $716,641
                                ========  ========  ========  ========
       Interest-bearing
        liabilities:
          Deposits and
           borrowed funds       $165,809  $520,440  $585,583  $586,438
                                ========  ========  ========  ========
       Sensitivity gap:
        Dollar amount           $ 79,880  $(12,726) $ 87,477

       Percent of total
        interest-earning
        assets                     23.1%     (1.8%)    12.2%

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

     At December 31, 1998, total interest-earning assets maturing or repricing within one year was less than interest-bearing liabilities maturing or repricing within the same time period by approximately $12.7 million (cumulative), representing a negative cumulative one year gap of 1.8% of earning assets. Management of the Company believes this is the proper position in the current interest rate environment.

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


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained on Pages 22 - 25 of the Company's 1998 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of T. E. Lott & Company, independent accountants, are set forth on Pages 6 - 21 of the Company's 1998 annual report to shareholders which is incorporated herein by reference and included in this report as Exhibit 13.d.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                              PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Reference is made to the material under the captions, "Election of NBC Directors" and "Executive Compensation," of Form S-4, filed March 30, 1999, which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

    Reference is made to the caption, "Executive Compensation" of Form S-4, filed March 30, 1999,which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the caption, "Stock Ownership of Directors, Officers, and Principal Shareholders," of the Company's Form S-4 filed March 30, 1999, which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to, "Certain Relationships and Related Transactions" of the Company's Form S-4 filed March 30, 1999, which is incorporated herein by reference.

                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The consolidated financial statements for the years ended December 31, 1998 and 1997, together with the report of T. E. Lott & Company, independent accountants, dated January 27, 1999 (Except for Note R, as to which the date is February 3, 1999), appearing on Pages 6 - 21 of the 1998 annual report to shareholders, are attached as Exhibit 13.d. to this Form 10K Annual Report.

    2.  Financial Statement Schedules

        Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Exhibits:

         1. -  2.  None

            3.     Articles of Incorporation and By-Laws:
                     (Incorporated by reference to Exhibit B to NBC Capital Corporation's Definitive Proxy Statement, dated March 20, 1998.)


                   By-Laws:
                     (Incorporated by reference to Exhibit 3(b) of Form S-4/A, filed November 4, 1998.)

         4. -  9.  None

           10.1 Definitive Agreement and Plan of Reorganization and Merger by and between NBC Capital Corporation and First National Corporation of West Point dated as of July 24, 1998 (incorporated by reference to Exhibit 2.1 of Form 8-K filed January 15, 1999).

                   Employment Agreement dated January 31, 1991, between National Bank of Commerce and L. F. Mallory, Jr., as previously filed.

        11. - 12.  None

           13. Annual report to shareholders - deemed filed herewith only to the extent it is incorporated elsewhere herein.

           13.a. Market for Company's common stock - Page 25 of the annual report to stockholders.

           13.b. Selected Financial Data - Page 5 of the annual report to stockholders.

           13.c. Management's discussion and analysis of financial condition and results of operations - Pages 22 - 25 of the annual report to stockholders.

           13.d. Consolidated financial statements - Pages 6 - 21 of the annual report to stockholders.

        14. - 20.  None

           21.     Subsidiaries of Company

           27. Financial Data Schedule (Electronic Filing Only) - years ended December 31, 1998, 1997, and 1996


(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1998.


                               SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NBC CAPITAL CORPORATION
                                    (Registrant)

                      /S/ L. F. Mallory, Jr.
                   By _______________________________________
                      L. F. Mallory, Jr.
                      Chairman and Chief Executive Officer

                      /S/ Richard T. Haston
                   By _______________________________________
                      Richard T. Haston
                      Executive Vice President, CFO, and
                        Treasurer (Chief Financial and
                        Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


        /S/ David Byars                       /S/ Mark A. Abernathy
_________________________________        _______________________________
           (Director)                               (Director)

      /S/ Sammy J. Smith                      /S/ Henry S. Weiss
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ James C. Galloway, Jr.                /S/ Clifton B. Fowler
_________________________________        _______________________________
           (Director)                               (Director)

     /S/ H. Stokes Smith                      /S/ Bobby L. Harper
_________________________________        _______________________________
           (Director)                               (Director)

  /S/ Robert L. Calvert, III                  /S/ Thomas J. Prince
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ Ralph E. Pogue                        /S/ Robert S. Jones
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ Edith D. Millsaps                     /S/ Allen Puckett, III
_________________________________        _______________________________
           (Director)                               (Director)


Date:  March 26, 1999