Form 10-Q
period 1999-03-31
NBC CAPITAL CORP
filed 1999-05-12
CIK 742054

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549

                                FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999

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

Common Stock, $1 Par Value - 5,664,736 shares as of March 31, 1999.




                      PART  I - FINANCIAL INFORMATION

                          NBC CAPITAL CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME FOR

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                               (Unaudited)


(Amounts in thousands, except per share data)




                                                        1999      1998
                                                      ________  ________
INTEREST INCOME:

     Interest and Fees on Loans                       $ 10,747  $ 10,971
     Interest And Dividends On Investment Securities     2,683     2,984
     Other Interest Income                                 316       366
                                                      ________  ________

         Total Interest                                 13,746    14,321

INTEREST EXPENSE:

     Interest on Deposit                                 5,709     6,174
     Interest on Borrowed Funds                            375       468
                                                      ________  ________

         Total Interest Expense                          6,084     6,642
                                                      ________  ________

       Net Interest Income                               7,662     7,679
     Provision for Possible Loan Losses                    315       323
                                                      ________  ________
       Net Interest Income After Provision for
       Loan Losses                                       7,347     7,356
                                                      ________  ________


NON-INTEREST INCOME:
       Income from Fiduciary Activities                    330       294
       Service Charge on Deposit Accounts                1,072     1,010
       Other Non-Interest Income                           763       833
                                                      ________  ________

         Total Non-Interest Income                       2,165     2,137
       Gains (Losses) on Securities                          0       (24)
                                                      ________  ________

NON-INTEREST EXPENSE:
       Salaries and Employee Benefits                    3,244     3,216
       Expense of Premises and Fixed Assets              1,016       915
       Other Non-Interest Expense                        1,861     1,873
                                                      ________  ________

         Total Non-Interest Expense                      6,121     6,004
                                                      ________  ________

Income Before Income Taxes                               3,391     3,465
Income Taxes                                               628       870
                                                      ________  ________

NET INCOME                                            $  2,763  $  2,595
                                                      ========  ========

Basic and Diluted Earnings Per Share                  $   0.49  $   0.46
                                                      ========  ========



                          NBC CAPITAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)



                                           Mar. 31, 1999   Dec. 31, 1998
                                           _____________   _____________
                                            (Unaudited)      (Audited)
ASSETS:

Cash and Due From Banks:
  Non-Interest Bearing Balances               $ 26,743       $ 27,873
  Interest Bearing Balances                        106            233
                                              ________       ________

     Total Cash and Due From Banks              26,849         28,106
  Held-To-Maturity Securities
    (Market value of $34,222 at
    March 31, 1999 and $34,444 at
    December 31, 1998)                          31,165         31,156
  Available-For-Sale Securities                178,110        172,723
                                              ________       ________

      Total Securities                         209,275        203,879
  Federal Funds Sold and Securities
    Purchased Under Agreement to Resell         16,664         26,228
    Loans                                      494,844        486,302
    Less: Reserve for Loan Losses               (9,747)        (9,572)
                                              ________       ________

      Net Loans                                485,097        476,730

    Bank Premises and Equipment (Net)           15,288         15,021
    Interest Receivable                          7,310          8,123
    Other Assets                                18,291         18,945
                                              ________       ________

      TOTAL ASSETS                            $778,774       $777,032
                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-Interest Bearing                        $ 83,203       $ 91,290
  Interest Bearing Deposits                    570,560        559,925
                                              ________       ________

      Total Deposits                           653,763        651,215
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase           11,693         10,464
Other Borrowed Funds                            14,519         16,048
Interest                                         2,356          2,674
Other Liabilities                                5,842          8,337
                                              ________       ________

      TOTAL LIABILITIES                        688,173        688,738
                                              ________       ________

Stockholders' Equity:
  Common Stock $1 par Value, Authorized
    10,000,000 shares, Issued and
    Outstanding 5,664,736                        5,665          5,665
  Surplus and Undivided Profits                 84,005         81,207
  Accumulated Other Comprehensive Income
    on Available-for-Sale Securities               931          1,422
                                              ________       ________

      TOTAL STOCKHOLDERS' EQUITY                90,601         88,294
                                              ________       ________
      TOTAL LIABILITIES & STOCKHOLDERS'
        EQUITY                                $778,774       $777,032
                                              ========       ========




                          NBC CAPITAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (Unaudited)

(Amounts in thousands)
                                                1999           1998
                                              ________       ________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                 $  2,763       $  2,595
   Adjustments to Reconcile Net Income
     to Net Cash:
       Depreciation and Amortization               544            537
       Deferred Income Taxes (Credits)               2            (61)
       Provision for Loan Losses                   315            323
       Loss (Gain) on Sale of Securities            -              24
       (Increase) Decrease in Interest
         Receivable                                813            781
       (Increase) Decrease in Other Assets         848         (7,072)
       Increase (Decrease) in Interest
         Payable                                  (318)          (266)
       Increase (Decrease) in Other
         Liabilities                            (2,495)        (2,522)
                                              ________       ________
   Net Cash Provided by Operating
     Activities                                  2,472         (5,661)

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Maturities of Securities       12,287         13,874
   Proceeds from Sale of Securities                 -           5,569
   Purchase of Securities                      (18,427)       (36,913)
   Increase (Decrease) in Loans                 (8,682)         4,040
   Additions to Bank Premises and Equipment       (719)          (266)
                                              ________       ________

   Net Cash Used in Investing Activities       (15,541)       (13,696)

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase (Decrease) in Deposits            2,548         33,283
      Dividend Paid on Common Stock                 -              -
      Increase (Decrease) in Borrowed Funds       (300)        (7,778)
                                              ________       ________

   Net Cash Provided by Financing Activities     2,248         25,505

   Net Increase (decrease) in Cash and Cash
      Equivalents                              (10,821)         6,148

   Cash and Cash Equivalents at Beginning of
      Year                                      54,334         50,532
                                              ________       ________

   Cash and Cash Equivalents at End of
      Quarter                                 $ 43,513       $ 56,680
                                              ========       ========

   Interest                                   $  6,402       $  6,908
                                              ========       ========

   Income Taxes                               $    493       $    676
                                              ========       ========




                          NBC CAPITAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation and its subsidiaries, National Bank of Commerce and First National Finance Company. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumption are reasonable and are based on the best information available, actual results could differ.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statement presented in this report have been made. Such adjustments were of a normal recurring nature.

On December 31, 1998, the Corporation acquired all the outstanding common stock of First National Corporation of West Point in exchange for shares of the Corporations common stock. The acquisition of First National and its subsidiaries has been accounted for as a pooling of interest and, accordingly, all 1998 financial statements have been restated to include the consolidated accounts and consolidated operations of First National and its subsidiaries.






                              PART I.  ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                              MARCH 31, 1999


RESULTS OF OPERATIONS

First quarter of 1999 compared to the first quarter of 1998

Earnings for the first quarter of 1999 grew 6.2% to $2.76 million or $.49 per share. This compares to $2.60 million or $.46 per share for the first quarter of 1998. These 1999 totals equate to a 1.4% return on average assets and 12.4% return on average equity.

Net Interest Income for the first quarter of 1999 was $7.66 million compared to $7.68 million in 1998. This represents a decrease of .3%. This decrease resulted from a five(5) basis point decline in the net interest margin and an $11.4 million increase in earning assets.

Non-Interest Income grew 1.3% paced by a 12.2% increase in income from the Company's Trust and Financial Management activities and a 6.1% increase in income from deposit accounts.

Non-Interest Expense increased 1.9% for the period reported. Approximately 86% of this increase resulted from additional depreciation and amortization expense associated with the normal purchases of new equipment to accommodate the growth in staff resulting from the acquisition of First National Corporation of West Point on December 31, 1998.

Income tax expense decreased 27.8% for the period. This was the result of an increase in the level of non-taxable securities in the investment portfolio.

FINANCIAL CONDITION

The Company's balance sheet shows a small increase in total assets from $777 million to $779 million during the first quarter of 1999. Deposits increased $2.5 million. This increase in available funds, along with a $9.6 million reduction in the amount of Fed Funds Sold, were used to fund an increase in the investment securities portfolio of $5.4 million and an increase in net loans of $8.4 million. Loan quality remains good and management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $88.3 million to $90.6 million during the first quarter of 1999. This represented a 2.6% increase. During the period there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income on the available for sale securities component of Shareholders' Equity decreasing from $1,422,000 at December 31, 1998, to $931,000 at March 31, 1999.

The Company's bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At March 31, 1999, the banks' Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.


Dividends paid by the Company are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At March 31, 1999, this amounted to approximately $14 million. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Company and such loans are required to be on a fully secured basis.


YEAR 2000 COMPLIANCE

During the first quarter of 1999, the Company has continued its efforts to prepare for January 1, 2000. All levels of the Company's management and its Board of Directors are aware of the seriousness of this issue and the effects it may have on the Company and its customers. The Company has a Year 2000 Steering Committee under the leadership of the President and Chief Operating Officer to guide it through its action plan for compliance. The committee has been organized into three major areas, with a senior officer directly responsible for each of the respective areas. The committee reports monthly to the Board of Directors.

The first major area of risk relates to the Company's internal hardware and software programs. The Company does not write its source programming code and therefore is dependent upon external vendors and service providers.
The Company developed a plan for testing all these systems and began the testing process during 1998. As of March 31,1999, the testing phase was approximately 98% completed. Management considers the testing to have been successful. Where problems have been found, steps have been taken to make the appropriate corrections. At this time, the testing of one mission critical system has not been completed. This test was delayed past the initial deadline because of scheduling issues with the vendor. This test is scheduled to be completed by May 31, 1999.

The second major area relates to external factors involving customers, vendors and outside service providers. The risks associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address these issues effectively, their ability to meet debt service requirement could be impaired, resulting in increased credit risk and increased loan charge-offs. Should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company. The Company has identified its major commercial customers and developed plans for educating and monitoring, on an individual account basis, the adequacy of the customers actions to address the Year 2000 issues. The assessment of these customers was risk rated and is being used as a factor in analyzing the allowance for loan losses. This assessment has also become a part of the overall credit underwriting process. Currently, management believes that the reserve for loan losses is adequate to cover the identified risk in the loan portfolio related specifically to this issue. However, this will be an on-going evaluation and this situation could change as the Company moves through 1999.

As vendors of critical services and products were reviewed, management attempted to prioritize these product and services and to determine the worst case scenarios, assuming that these parties are unable to provide normal services. Management has prepared contingency plans covering these scenarios. These plans will be tested, if possible, during 1999.

Both internal and external resources are being utilized to address the Year 2000 problem. A budget of $1.8 million has been completed and approved by the Board of Directors. Approximately 60% of this total will be from the allocation of the salary and benefits of current employees assigned to work on this project. Another 4% will be spent on items that will be capitalized and amortized or depreciated over future periods. Through the first quarter of 1999, the company has incurred approximately $400,000 in both allocated and direct expenses relating to Year 2000. The remaining portion of the budget is expected to be spent during the remaining portion of 1999. This expenditure is not expected to have a material impact on the financial performance of the Company.

Year 2000 cost and the date on which the Year 2000 modifications are expected to be completed are based on management's estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modifications and other factors. Although Management believes that the desired results will be attained, there are no guarantees that these estimates will be achieved and actual results could differ materially from planned results.





PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Debt

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          On February 3, 1999, NBC Capital Corporation entered into a Definitive Agreement to acquire the outstanding stock of FFBS Bancorp, Inc., in exchange for shares of its own common stock. As a part of the merger, FFBS Bancorp, Inc. has granted an irrevocable option to NBC Capital Corporation to purchase 19.9% of the FFBS Bancorp, Inc. issued and outstanding shares of Common Stock. The transaction, which is pending shareholder and regulatory approval, is expected to be completed during the summer of 1999.

Item 6.   Exhibits and Form 8-K

          (a)   Exhibits

                27        Financial Data Schedule

                99.1 Press Release regarding the acquisition of FFBS Bancorp, Inc. by NBC Capital Corporation, dated February 4, 1999.

                99.2 Agreement and Plan of Merger between NBC Capital Corporation and FFBS Bancorp, Inc.

                99.3 Stock Option Agreement between NBC Capital Corporation and FFBS Bancorp, Inc.

                99.4 Plan of Reorganization and Merger between NBC Capital Corporation and FFBS Bancorp, Inc.

          (b)   Form 8-K

                A report on Form 8-K was filed January 15, 1999.



The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the three month period ended March 30, 1999, have been included.




                           NBC CAPITAL CORPORATION

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NBC CAPITAL CORPORATION
                                   Registrant



May 10, 1999                       /s/ Richard T. Haston
Date                               Richard T. Haston
                                   Executive Vice President, Chief
                                   Financial Officer and Treasurer