Form 10-Q
period 1999-06-30
NBC CAPITAL CORP
filed 1999-08-10
CIK 742054

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.  20549

                              FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1999

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

Common Stock, $1 Par Value - 5,664,736 shares as of June 30, 1999.





                     PART  I - FINANCIAL INFORMATION

                         NBC CAPITAL CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME FOR

                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                               (Unaudited)

(Amounts in thousands, except per share data)

                                                    1999      1998
                                                  ________  ________
INTEREST INCOME:

   Interest and Fees on Loans                     $ 21,672  $ 22,182
   Interest And Dividends On Investment
      Securities                                     5,445     6,078
   Other Interest Income                               553       517
                                                  ________  ________

   Total Interest Income                            27,670    28,777

INTEREST EXPENSE:

   Interest on Deposit                              11,363    12,479
   Interest on Borrowed Funds                          779       951
                                                  ________  ________

      Total Interest Expense                        12,142    13,430
                                                  ________  ________

    Net Interest Income                             15,528    15,347
   Provision for Possible Loan Losses                  630       675
                                                  ________  ________

    Net Interest Income After Provision for
    Loan Losses                                     14,898    14,672

NON-INTEREST INCOME:

    Income from Fiduciary Activities                   660       588
    Service Charge on Deposit Accounts               2,257     2,054
    Other Non-Interest Income                        1,539     1,600
      Total Non-Interest Income                      4,456     4,242
    Gains (Losses) on Securities                        17        24

NON-INTEREST EXPENSE:

    Salaries and Employee Benefits                   6,408     6,531
    Expense of Premises and Fixed Assets             2,018     1,808
    Other Non-Interest Expense                       3,854     3,615
                                                  ________  ________
      Total Non-Interest Expense                    12,280    11,954
                                                  ________  ________

Income Before Income Taxes                           7,091     6,984
Income Taxes                                         1,579     1,671
                                                  ________  ________

NET INCOME                                        $  5,512  $  5,313
                                                  ========  ========

Basic and Diluted Earnings Per Share                 $0.97     $0.94
                                                  ========  ========





                     NBC CAPITAL CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME FOR

              QUARTER ENDED JUNE 30, 1999 AND 1998

                           (Unaudited)


(Amounts in thousands, except per share data)

                                                     1999      1998
                                                   ________  ________

INTEREST INCOME:

   Interest and Fees on Loans                      $ 10,925  $ 11,211
   Interest And Dividends On Investment
     Securities                                       2,762     3,094
     Other Interest Income                              237       151
                                                   ________  ________
       Total Interest Income                         13,924    14,456

INTEREST EXPENSE:

   Interest on Deposit                                5,654     6,305
   Interest on Borrowed Funds                           404       483
                                                   ________  ________

       Total Interest Expense                         6,058     6,788
                                                   ________  ________

     Net Interest Income                              7,866     7,668
   Provision for Possible Loan Losses                   315       352
                                                   ________  ________
     Net Interest Income After Provision for
     Loan Losses                                      7,551     7,316
                                                   ________  ________

NON-INTEREST INCOME:

   Income from Fiduciary Activities                     330       294
   Service Charge on Deposit Accounts                 1,185     1,044
   Other Non-Interest Income                            776       839
                                                   ________  ________

     Total Non-Interest Income                        2,291     2,177
     Gains (Losses) on Securities                        17       (24)
                                                   ________  ________

NON-INTEREST EXPENSE:

   Salaries and Employee Benefits                     3,164     3,315
   Expense of Premises and Fixed Assets               1,002       893
   Other Non-Interest Expense                         1,993     1,742
                                                   ________  ________

     Total Non-Interest Expense                       6,159     5,950
                                                   ________  ________

Income Before Income Taxes                            3,700     3,519
Income Taxes                                            951       801
                                                   ________  ________

NET INCOME                                         $  2,749  $  2,718
                                                   ========  ========

Basic and Diluted Earnings Per Share                  $0.49  $   0.48
                                                   ========  ========



                          NBC CAPITAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except share amounts)


                                                  June 30,    Dec. 31
                                                    1999       1998
                                                (Unaudited)  (Audited)
                                                  ________   ________

ASSETS:
Cash and Due From Banks:
    Non-Interest Bearing Balances                 $ 25,908   $ 27,873
    Interest Bearing Balances                       15,987        233
                                                  ________   ________

       Total Cash and Due From Banks                41,895     28,106
Held-To-Maturity Securities  (Market value of
    $32,731 at June 30, 1999 and $34,444 at
    December 31, 1998)                              30,396     31,156
Available-For-Sale Securities                      176,609    172,723
                                                  ________   ________

       Total Securities                            207,005    203,879
Federal Funds Sold and Securities Purchased
    Under Agreement to Resell                        8,926     26,228
Loans                                              504,363    486,302
Less: Reserve for Loan Losses                       (9,763)    (9,572)
                                                  ________   ________
        Net Loans                                  494,600    476,730

Bank Premises and Equipment (Net)                   15,249     15,021
Interest Receivable                                  7,676      8,123
Other Assets                                        20,572     18,945
                                                  ________   ________

      TOTAL ASSETS                                $795,923   $777,032
                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-Interest Bearing                          $ 79,786   $ 91,290
    Interest Bearing Deposits                      574,715    559,925
                                                  ________   ________
       Total Deposits                              654,501    651,215

Federal Funds Purchased and Securities Sold

    Under Agreements to Repurchase                  12,758     10,464
Other Borrowed Funds                                27,561     16,048
Interest Payable                                     2,278      2,674
Other Liabilities                                    8,262      8,337
                                                  ________   ________

    TOTAL LIABILITIES                              705,360    688,738
                                                  ________   ________

Stockholders' Equity:
    Common Stock $1 par Value, Authorized
      10,000,000 shares, Issued and Outstanding
      5,664,736                                      5,665      5,665
    Surplus and Undivided Profits                   85,699     81,207
    Accumulated Other Comprehensive Income
      on Available-for-Sale Securities                (801)     1,422
                                                  ________   ________

     TOTAL STOCKHOLDERS' EQUITY                     90,563     88,294
                                                  ________   ________

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $795,923   $777,032
                                                  ========   ========




                      NBC CAPITAL CORPORATION


              CONSOLIDATED STATEMENTS OF CASH FLOWS


         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                            (Unaudited)

(Amounts in thousands)
                                                      1999       1998
                                                    ________   ________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                       $  5,512   $  5,313
   Adjustments to Reconcile Net Income to Net Cash
      Depreciation and Amortization                    1,110      1,078
      Deferred Income Taxes (Credits)                   (881)       (37)
      Provision for Loan Losses                          630        675
      Loss (Gain) on Sale of Securities                  (17)       (28)
      (Increase) Decrease in Interest Receivable         447       (459)
      (Increase) Decrease in Other Assets                213     (6,354)
       Increase (Decrease) in Interest Payable          (396)      (145)
       Increase (Decrease) in Other Liabilities          (75)      (542)
                                                    ________   ________

   Net Cash Provided by Operating Activities           6,543       (499)

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from Maturities of Securities          22,005      26,036
      Proceeds from Sale of Securities                 7,549      14,376
      Purchase of Securities                         (36,031)    (53,334)
      Increase (Decrease) in Loans                   (18,500)     (5,727)
      Additions to Bank Premises and Equipment        (1,152)       (603)
                                                    ________   ________

   Net Cash Used in Investing Activities             (26,129)   (19,252)

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase (Decrease) in Deposits                  3,286     19,588
      Dividend Paid on Common Stock                   (1,020)      (727)
      Increase (Decrease) in Borrowed Funds           13,807    (12,592)
                                                    ________   ________

   Net Cash Provided by Financing Activities          16,073      6,269

   Net Increase (decrease) in Cash and Cash
      Equivalents                                     (3,513)   (13,482)

   Cash and Cash Equivalents at Beginning of Year     54,334     50,533
                                                    ________   ________

   Cash and Cash Equivalents at End of Quarter      $ 50,821   $ 37,051

   Interest                                         $ 12,538   $ 13,576

   Income Taxes                                     $  1,593   $  1,595
                                                    ========   ========




                            NBC CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation and its subsidiaries, National Bank of Commerce and First National Finance Company. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statement presented in this report have been made. Such adjustments were of a normal recurring nature.

On December 31, 1998, the Corporation acquired all the outstanding common stock of First National Corporation of West Point in exchange for shares of the Corporation's common stock. The acquisition of First National and its subsidiaries has been accounted for as a pooling of interest and, accordingly, all 1998 financial statements have been restated to include the consolidated accounts and consolidated operations of First National and its subsidiaries.






                              PART I.  ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                               JUNE 30, 1999



RESULTS OF OPERATIONS

First two quarters of 1999 compared to the first two quarters of 1998

Earnings for the first two quarters of 1999 grew 3.7% to $5.51 million or $.97 per share. This compares to $5.31 million to $.94 per share for the first two quarters of 1998. These 1999 totals equate to a 1.4% return on average assets and a 12.3% return on average equity.

Net interest income for the first two quarters of 1999 was $15.53 million compared to $15.35 million for 1998. This represents an increase of 1.2%. This increase resulted in a two basis point increase in the net interest margin and a $7.9 million increase in average earning assets.

Non-interest income grew 5.0% paced by a 12.2% increase in income from the Company's Trust and Financial Management activities and a 9.8% increase in income from deposits accounts.

Security gains of approximately $17,000 were generated during the first two quarters of 1999. All of the securities that were sold would have matured during the first quarter of 2000. As the Company began the process of determining its liquidity needs to meet the projected cash demand relating to Y2K, management decided to liquidate these securities at this time to take advantage of their price in the market.

Non-interest expenses increased 2.7% for the period reported. This increase resulted from an 11.6% increase in the expenses associated with premises and fixed assets and a 6.6% increase in other non-interest expenses. The increase in the expenses associated with premises and fixed assets resulted from a major renovation of the main office of the Company's Banking Center in Tuscaloosa, Alabama. This building was acquired as part of the acquisition of First National Corporation of West Point as of December 31, 1998. A major portion of the increase in other non-interest expenses results from merger related expenses associated with the pending acquisition of FFBS Bancorp, Inc., which is scheduled to be completed on August 31, 1999.


Second quarter of 1999 compared to the second quarter of 1998

Earnings for the second quarter of 1999 grew 1.1% to $2.75 million or $.49 per share. This compares to $2.72 million or $.48 per share for the second quarter of 1998. These 1999 totals equate to a 1.4% return on average assets and a 12.1% return on average equity.

Net Interest Income for the second quarter of 1999 was $7.87 million compared to $7.67 million in 1998. This represents an increase of 2.6%. This increase resulted from a five basis point increase in the net interest margin and an $9.4 million increase in average earning assets.

Non-Interest Income grew 5.2% paced by a 12.2% increase in income from the Company's Trust and Financial Management activities and a 13.5% increase in income from deposit accounts. This increase in income from deposit accounts is the result of management's efforts in managing the fee waiver process.

Non-Interest Expense increased 3.5% for the period reported. Approximately 52% of this increase resulted from additional depreciation and amortization expense associated with the normal purchases of new equipment to accommodate the growth in staff resulting from the acquisition of First National Corporation of West Point on December 31, 1998 and the major renovation of the main office of the company's Banking Center in Tuscaloosa, Alabama. Also, during the second quarter, the Company incurred a 14.4% increase in other non-interest expense. A major portion of this increase resulted from merger related expenses associated with the pending acquisition of FFBS Bancorp, Inc., which is scheduled to close on August 31, 1999.


FINANCIAL CONDITION

The Company's balance sheet shows an increase in total assets from $777 million to $796 million during the first half of 1999. Deposits and Federal Home Loan Bank borrowings increased $3.3 million and $11.5 million, respectively. Also, Securities Sold Under Agreements to Repurchase increased by $2.3 million. These increases in available funds, along with a $17.3 million reduction in the amount of Fed Funds Sold, were used to fund an increase in the investment securities portfolio of $3.1 million and an increase in net loans of $18.1 million. The remaining funds were invested in the Federal Home Loan Bank money market account in an effort to increase the Bank's liquidity position for the potential cash needed for Y2K purposes. Loan quality remains good and management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $88.3 million to $90.6 million during the first half of 1999. This represented a 2.6% increase. During this period there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income on the available for sale securities component of Shareholders' Equity decreasing from $1,422,000 at December 31, 1998, to a negative balance of ($801,000) at June 30, 1999. Also, during the first half of the year the Company declared a dividend of approximately $1,020,000, payable on July 1, 1999.

The Company's bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At June 30, 1999, the banks' Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Company are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by the banks without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At June 30, 1999, this amounted to approximately $15.4 million. Also, under regulations controlling national banks, the banks are limited in the amounts they can lend to the Company and such loans are required to be on a fully secured basis.


YEAR 2000 COMPLIANCE

During the first half of 1999, the Company has continued its efforts to prepare for January 1, 2000. All levels of the Company's management and its Board of Directors are aware of the seriousness of this issue and the effects it may have on the Company and its customers. The Company has a Year 2000 Steering Committee under the leadership of the President and Chief Operating Officer to guide it through its action plan for compliance. The committee has been organized into three major areas, with a senior officer directly responsible for each of the respective areas. The committee reports monthly to the Board of Directors.

The first major area of risk relates to the Company's internal hardware and software programs. The Company does not write its source programming code and therefore is dependent upon external vendors and service providers.
The Company developed a plan for testing all these systems and began the testing process during 1998. As of June 30,1999, the testing phase was completed. Management considers the testing to have been successful.
Where problems were found, steps were taken to make the appropriate corrections.

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

As vendors of critical services and products were reviewed, management attempted to prioritize these products and services and to determine the worst case scenarios, assuming that these parties are unable to provide normal services. Management has prepared contingency plans covering these scenarios. These plans will be tested, if possible, during 1999.

Both internal and external resources are being utilized to address the Year 2000 problem. A budget of $1.8 million has been completed and approved by the Board of Directors. Approximately 60% of this total will be from the allocation of the salary and benefits of current employees assigned to work on this project. Another 4% will be spent on items that will be capitalized and amortized or depreciated over future periods. Through the first half of 1999, the company has incurred approximately $582,000 in both allocated and direct expenses relating to Year 2000. The remaining portion of the budget is expected to be spent during the remaining portion of 1999. This expenditure is not expected to have a material impact on the financial performance of the Company.

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

          None

Item 3.   Defaults Upon Senior Debt

          None

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The 1999 Annual Meeting of Shareholders was held on June 15, 1999.

(b) Not Applicable

(c) A vote was taken on a proposal to approve the Agreement and Plan of Merger dated February 3, 1999, between FFBS Bancorp, Inc., and NBC Capital Corporation. Upon consummation of this transaction, FFBS Bancorp, Inc. will be merged into NBC Capital Corporation. This proposal passed with the following votes being cast:

               For                           4,674,125
               Against or Withheld               2,190
               Abstentions                       3,637
               Broker non-votes                142,406


The following is a separate tabulation for the vote with respect to each nominee elected as a Director for 1999:

                                             For        Withhold
                                          _________    __________

Lewis F. Mallory, Jr.                     4,837,805       1,833

Mark A. Abernathy                         4,837,579       1,833

Davis Byars                               4,791,975       1,877

Robert L. Calvert, III                    4,791,975       1,877

Robert A. Cunningham                      4,797,447      23,405

J. Nutie Dowdle                           4,797,215       1,877

Clifton B. Fowler                         4,837,535       1,877

James C. Galloway, Jr.                    4,791,975       1,877

Hunter M. Gholson                         4,791,775       2,077

Bobby L. Harper                           4,791,975       1,877

Robert S. Jones                           4,791,775       2,077

Robert D. Miller                          4,786,535       2,077

Edith D. Milsaps                          4,860,141       2,277

Ralph E. Pogue                            4,791,775       2,077

Thomas J. Prince, Jr.                     4,786,735       1,877

James R. Prude                            4,791,779       2,077

Sarah Scribner Prude                      4,770,447      23,405

Allen B. Puckett, III                     4,795,227       1,877

Dr. James C. Ratcliff                     4,792,339       2,033

Sammy J. Smith                            4,837,535       1,877

H. Stokes Smith                           4,785,603       3,009

Henry S. Weiss                            4,788,557       2,077


Total number of shares eligible to be voted as of June 15, 1999, was 5,664,736.




Item 5.   Other Information

          On February 3, 1999, NBC Capital Corporation entered into a Definitive Agreement to acquire the outstanding stock of FFBS Bancorp, Inc., in exchange for shares of its own common stock. As a part of the merger, FFBS Bancorp, Inc. has granted an irrevocable option to NBC Capital Corporation to purchase 19.9% of the FFBS Bancorp, Inc. issued and outstanding shares of Common Stock. This transaction is scheduled to be completed on August 31, 1999.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27       Financial Data Schedule

                99.1 Press Release regarding the acquisition of Galloway-Chandler-McKinney Insurance Agency by NBC Capital Corporation, dated June 9, 1999.

                99.2 Merger Agreement between NBC Capital Corporation and Galloway-Chandler-Mckinney Insurance Agency.


          (b)   Form 8-K

                None



The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operation for the six month period ended June 30, 1999, have been included.




                         NBC CAPITAL CORPORATION

                                 SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



August 4, 1999                           /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer