Form 10-Q
period 1999-09-30
NBC CAPITAL CORP
filed 1999-11-12
CIK 742054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999

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

Common Stock, $1 Par Value - 7,213,034 shares as of September 30, 1999.






                    PART  I - FINANCIAL INFORMATION

                       NBC CAPITAL CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME FOR

              NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                            (Unaudited)


(Amounts in thousands, except per share data)




                                                        1999      1998
                                                      _______   _______
INTEREST INCOME:
   Interest and Fees on Loans                         $38,935   $39,783
   Interest And Dividends On Investment Securities      9,166    10,193
   Other Interest Income                                2,009     1,299
                                                      _______   _______
      Total Interest Income                            50,110    51,275

INTEREST EXPENSE:
   Interest on Deposit                                 21,327    22,931
   Interest on Borrowed Funds                           1,741     1,757
                                                      _______   _______
      Total Interest Expense                           23,068    24,688
                                                      _______   _______
    Net Interest Income                                27,042    26,587
   Provision for Possible Loan Losses                   1,729     1,028
                                                      _______   _______
    Net Interest Income After Provision for
     Loan Losses                                       25,313    25,559
                                                      _______   _______

NON-INTEREST INCOME:
   Income from Fiduciary Activities                       990       887
   Service Charge on Deposit Accounts                   3,658     3,183
   Other Non-Interest Income                            4,985     2,874
                                                      _______   _______
     Total Non-Interest Income                          9,633     6,944
   Gains (Losses) on Securities                            37        46

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                      12,945    11,147
   Expense of Premises and Fixed Assets                 3,407     2,897
   Other Non-Interest Expense                           9,053     6,174
                                                      _______   _______
     Total Non-Interest Expense                        25,405    20,218
                                                      _______   _______

Income Before Income Taxes                              9,578    12,331
Income Taxes                                            1,978     3,249
                                                      _______   _______

NET INCOME                                            $ 7,600   $ 9,082
                                                      =======   =======

Net Earnings Per Share:
   Basic                                              $  1.06   $  1.30
                                                      =======   =======
   Diluted                                            $  1.05   $  1.29
                                                      =======   =======





                   CONSOLIDATED STATEMENTS OF INCOME FOR

                 QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

                                (Unaudited)


(Amounts in thousands, except per share data)



                                                        1999      1998
                                                      _______   _______
INTEREST INCOME:
   Interest and Fees on Loans                         $13,302   $13,425
   Interest And Dividends On Investment Securities      3,043     3,194
   Other Interest Income                                  683       520
                                                      _______   _______
     Total Interest Income                             17,028    17,139

INTEREST EXPENSE:
   Interest on Deposit                                  7,029     7,704
   Interest on Borrowed Funds                             744       565
                                                      _______   _______
     Total Interest Expense                             7,773     8,269
                                                      _______   _______

    Net Interest Income                                 9,255     8,870
   Provision for Possible Loan Losses                   1,099       353
                                                      _______   _______
    Net Interest Income After Provision for
     Loan Losses                                        8,156     8,517
                                                      _______   _______

NON-INTEREST INCOME:
   Income from Fiduciary Activities                       330       299
   Service Charge on Deposit Accounts                   1,619     1,409
   Other Non-Interest Income                            2,864       632
                                                      _______   _______

      Total Non-Interest Income                         4,813     2,340
                                                      _______   _______

   Gains (Losses) on Securities                            20        22
                                                      _______   _______
INTEREST EXPENSE:
   Salaries and Employee Benefits                       4,033     3,473
   Expense of Premises and Fixed Assets                 1,535     1,336
   Other Non-Interest Expense                           5,876     1,894
                                                      _______   _______
      Total Non-Interest Expense                       11,444     6,703
                                                      _______   _______
Income Before Income Taxes                              1,545     4,176
income Taxes                                              105     1,123
                                                      _______   _______

NET INCOME                                            $ 1,440   $ 3,053
                                                      =======   =======

Net Earnings Per Share:
   Basic                                              $  0.20   $  0.44
                                                      =======   =======
   Diluted                                            $  0.20   $  0.43
                                                      =======   =======



                     NBC CAPITAL CORPORATION

                   CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except share amounts)


                                        Sept.. 30, 1999    Dec. 31, 1998
                                          (Unaudited)        (Audited)
ASSETS:
Cash and Balances Due From Banks:
   Noninterest -Bearing Balances            $ 27,919         $ 31,786
   Interest-bearing Balances                  40,286           31,006
                                            ________         ________
     Total Cash and Due From Banks            68,205           62,792
Held-To-Maturity Securities
  (Market value of $32,492 at
  September 30, 1999 and $45,534 at
  December 31, 1998)                          30,822           42,259
Available-For-Sale Securities                204,365          183,989
                                            ________         ________
  Total Securities                           235,187          226,248
Federal Funds Sold and Securities
  Purchased Under Agreement to Resell            136           26,228
Loans                                        602,667          586,833
Less: Reserve for Loan Losses                (10,790)         (10,102)
                                            ________         ________
  Net Loans                                  591,877          576,731
Bank Premises and Equipment (Net)             17,043           16,877
Interest Receivable                            8,622            9,246
Other Assets                                  24,847           19,025
                                            ________         ________

  TOTAL ASSETS                              $945,917         $937,147
                                            ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-Interest Bearing                     $ 87,425         $ 97,418
   Interest Bearing Deposits                 669,510          679,537
                                            ________         ________
      Total Deposits                         756,935          776,955
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase        17,438           10,464
Other Borrowed Funds                          44,927           25,163
Interest Payable                               3,240            3,275
Other Liabilities                              8,357            9,421
                                            ________         ________
   TOTAL LIABILITIES                         830,897          825,278
                                            ________         ________

Stockholders' Equity:
   Common Stock $1 par Value, Authorized
      10,000,000 shares, Issued and
      Outstanding 7,213,034                    7,213            7,045
   Surplus and Undivided Profits             109,656          103,448
   Net Unrealized Holding Gains (losses)
     on Available-for-Sale Securities         (1,849)           1,376
                                            ________         ________
        TOTAL STOCKHOLDERS' EQUITY           115,020          111,869
                                            ________         ________
        TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                            $945,917         $937,147
                                            ========         ========




                          NBC CAPITAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                (Unaudited)


(Amounts in thousands)

                                                        1999       1998
                                                      ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                          $  7,600   $  9,082
  Adjustments to Reconcile Net Income to Net Cash
     Depreciation and Amortization                       1,764      1,764
     Deferred Income Taxes (Credits)                    (1,578)       (49)
     Provision for Loan Losses                           1,729      1,028
     Loss (Gain) on Sale of Securities                     (37)       (46)
     (Increase) Decrease in Interest Receivable            624       (288)
     (Increase) Decrease in Other Assets                (3,002)    (5,599)
     Increase (Decrease) in Interest Payable               (35)       258
     Increase (Decrease) in Other Liabilities           (1,064)      (529)
                                                      ________   ________
  Net Cash Provided by Operating Activities              6,001      5,621

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from Maturities of Securities                30,009     53,771
  Proceeds from Sale of Securities                      12,333     24,297
  Purchase of Securities                               (56,167)   (64,644)
  (Increase) Decrease in Loans                         (16,875)   (13,655)
  Additions to Bank Premises and Equipment              (1,510)    (1,216)
  Other Investing Activities                              (168)       656
                                                      ________   ________
  Net Cash Used in Investing Activities                (32,378)      (791)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (Decrease) in Deposits                      (20,020)    24,440
  Dividend Paid on Common Stock                         (1,020)      (922)
  Increase (Decrease) in Borrowed Funds                 26,738     (7,839)
  Other Financing Activities                                 0        385
                                                      ________   ________
  Net Cash Provided by Financing Activities              5,698     16,064
                                                      ________   ________
Net Increase (decrease) in Cash and Cash
  Equivalents                                          (20,679)    20,894

Cash and Cash Equivalents at Beginning of Year          89,020     57,184
                                                      ________   ________

Cash and Cash Equivalents at End of Quarter           $ 68,341   $ 78,078
                                                      ========   ========

Interest                                              $ 23,103   $ 24,430
                                                      ========   ========

Income Taxes                                          $  2,838   $  2,759
                                                      ========   ========



                          NBC CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (NBC) and its subsidiaries, National Bank of Commerce and First National Finance Company. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statement presented in this report have been made. Such adjustments were of a normal recurring nature.

During the quarter ended September 30, 1999, NBC completed two acquisitions. FFBS Bancorp, Inc., the parent company for First Federal Bank for Savings, was acquired as of August 31, 1999, and Galloway-Chandler-McKinney Insurance Agency was acquired as of September 30, 1999. As previously reported, the Corporation acquired First National Corporation of West Point on December 31, 1998. All the outstanding shares of the three companies were acquired in exchange for shares of the Corporation's common stock.

All of these acquisitions were accounted for as poolings of interest. As a result, Generally Accepted Accounting Principles required that the balances and results of operations of these acquired companies be included in the Balance Sheets and Statements of Income for NBC from the beginning of the earliest period reported. Therefore, the 1999 Balance Sheet and Statement of Income include balances and results of Operations for both FFBS Bancorp, Inc., and Galloway-Chandler-McKinney Insurance Agency. Since First National Corporation was acquired as of December 31, 1998, it has been included as a part of NBC for all of 1999. Additionally, the 1998 numbers for NBC have been restated to reflect the mergers with FFBS Bancorp, Inc., and First National Corporation of West Point. The 1998 amounts have not been restated for the merger with Galloway-Chandler-McKinney Insurance Agency because the amounts were not considered material to the Consolidated Financial Statements of NBC.




                               PART I.  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                              SEPTEMBER 30, 1999



RESULTS OF OPERATIONS

First three quarters of 1999 compared to the first three quarters of 1998

Earnings for the first three quarters of 1999 decreased by 16.3% to $7.60 million or $1.05 per share. This compares to $9.08 million to $1.29 per share for the first three quarters of 1998. These 1999 totals equate to a 1.1% return on average assets and a 9.0% return on average equity. This decline in earnings for 1999 resulted from non-reoccurring merger related expenses associated with the acquisitions of FFBS Bancorp, Inc., and Galloway-Chandler-McKinney Insurance Agency of $3.30 million ($2.07 million after taxes). Without these non-reoccurring expenses, net earnings would have been $9.67 million or $1.34 per share. This would have resulted in a return on average assets of 1.4% and a return on average equity of 11.3%.

Net interest income for the first three quarters of 1999 was $27.04 million compared to $26.59 million for 1998. This represents an increase of 1.7%. This increase resulted in a two basis point increase in the net interest margin and a $10.49 million increase in average earning assets. The mix of average earning assets also changed as a result of the above referenced acquisitions and other factors.

Non-interest income grew 38.7% resulting from an 11.6% increase in income from the Company's Trust and Financial Management activities and a 14.9% increase in income from deposit accounts. Additionally, other non-interest income increased by $2.11 million or 73.4%. The major portion of this increase resulted from the acquisition of Galloway-Chandler-McKinney Insurance Agency as of September 30, 1999 and the inclusion of their revenues for all of 1999. The 1998 amounts were not restated because the net earnings for this company were not considered material to the Consolidated Net Earnings of NBC. Please refer to the Acquisition of Assets section of Management's Discussion and Analysis in this document for additional information about this acquisition.

Security gains of approximately $37,000 were generated during the first three quarters of 1999. All of the securities that were sold would have matured during the first quarter of 2000. As the Company began the process of determining its liquidity needs to meet the projected cash demands relating to Y2K, management decided to liquidate these securities at this time to take advantage of their price in the market.

Non-interest expenses increased 25.7% for the period reported. This increase resulted from a 16.1% increase in salaries and employment benefits, a 17.6% increase in the expenses associated with premises and fixed assets and a 46.6% increase in other non-interest expenses. The increase in the expenses associated with premises and fixed assets resulted from a major renovation of the main office of the Company's Banking Center in Tuscaloosa, Alabama. This building was acquired as part of the acquisition of First National Corporation of West Point as of December 31, 1998. The increase in salary and employee benefits for 1999 results from normal annual raises, positions added during the year as a result of growth and the commission and salary expense for Gallowy-Chandler-McKinney Insurance Agency that was included in 1999, but not 1998. The increase in other non-interest expense resulted from merger expenses incurred in conjunction with the 1999 acquisitions previously mentioned in this document.



Third quarter of 1999 compared to the third quarter of 1998

Earnings for the third quarter of 1999 declined 52.8% to $1.44 million or $.20 per share. This compares to $3.05 million or $.43 per share for the third quarter of 1998. This decline in earnings for 1999 resulted from the non-reoccurring merger related expenses associated with the acquisitions of FFBS Bancorp, Inc., and Galloway-Chandler-McKinney Insurance Agency of $3.30 million ($2.07 million after taxes).

Net Interest Income for the third quarter of 1999 was $9.26 million compared to $8.87 million in 1998. This represents an increase of 4.3%. This increase resulted from a one basis point decrease in the net interest margin and an $6.5 million increase in average earning assets.

Non-Interest Income increased from $2.34 million in 1998 to $4.81 million in 1999. This represents an increase of 105.6%. This increase is composed of a 10.7% increase in income from the Company's Trust and Financial Management activities and a 14.9% increase in income from deposit accounts. This increase in income from deposit accounts is the result of management's efforts in managing the fee waiver process. Additionally, other non-interest income increased by $2.23 million. The major portion of this increase resulted from the acquisition of Galloway-Chandler-McKinney Insurance Agency as of September 30, 1999, and the inclusion of their revenues for all of 1999. The 1998 amounts were not restated because the net earnings for this company were not considered material to the Consolidated Net Earnings of NBC. Please refer to the Acquisition of Assets section of Management's Discussion and Analysis in this document for additional information about this acquisition.

Non-Interest Expense for the third quarter of 1999 increased 70.7% over the third quarter of 1998. This increase resulted from a 16.1% increase in salaries and employment benefits, a 14.9% increase in the expenses associated with premises and fixed assets and a 206.6% increase in other non-interest expenses. The increase in the expenses associated with premises and fixed assets resulted from the normal purchases of new equipment to accommodate the growth in staff resulting from acquisitions and from a major renovation of the main office of the Company's Banking Center in Tuscaloosa, Alabama. This building was acquired as part of the acquisition of First National Corporation of West Point as of December 31, 1998. The increase in salary and employee benefits for 1999 results from normal annual raises, positions added during the year as a result of growth and the commission and salary expense for Gallowy-Chandler-Mckinney Insurance Agency that was included in this quarter of 1999, but not 1998. The increase in other non-interest expense results from merger expenses incurred in conjunction with the 1999 acquisitions previously mentioned in this document.


FINANCIAL CONDITION

The Company's balance sheet shows an increase in total assets from $937 million to $946 million during the first three quarters of 1999. During this period, deposits decreased by $20 million. During this same period, the Federal Home Loan Bank borrowings and Securities Sold Under Agreements to Repurchase increased $19.8 million and $7.0 million, respectively. This net increase in available funds, along with a $26.0 million reduction in the amount of Fed Funds Sold, were used to fund an increase in the investment securities portfolio of $8.9 million and an increase in net loans of $15.8 million. The remaining funds were invested in the Federal Home Loan Bank money market account in an effort to increase the Bank's liquidity position for the potential cash needed for Y2K purposes. Loan quality remains good and management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $111.9 million to $115.0 million during the first three quarters of 1999. This represented a 2.8% increase.
During this period there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income on the available-for-sale securities component of Shareholders' Equity decreasing from $1,376,000 at December 31, 1998, to a negative balance of $1,849,000 at September 30, 1999. Also, during the first three quarters of the year the Company declared a dividend of approximately $1,020,000, payable on July 1, 1999.

The Company's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At September 30, 1999, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Company are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At September 30, 1999, this amounted to approximately $17.0 million. Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Company and such loans are required to be on a fully secured basis.




ACQUISITION OF ASSETS

Pursuant to a Merger Agreement, Galloway-Chandler-McKinney Insurance Agency
(GCM) was merged with and into the Registrant, NBC Capital Corporation
(NBC), effective immediately following the close of business on September 30, 1999. GCM is collectively made of the following three corporations:
Galloway-Wiggers Insurance Agency, Inc.; Kyle Chandler Insurance Agency, Inc.; and Galloway-Chandler-McKinney Insurance Agency of Amory, Inc. Following the completion of the merger, GCM was pushed down in the NBC organization and merged into NBC Insurance Services, Inc., which is a wholly owned subsidiary of National Bank of Commerce, a wholly owned national banking subsidiary of the Registrant. The name of NBC Insurance Services, Inc. has subsequently been changed to Galloway-Chandler-McKinney Insurance Agency, Inc. The Merger was accounted for as a pooling of interest.

On September 30, 1999, NBC had total consolidated assets of $946 million and GCM had total consolidated assets of approximately $1.5 million. In accordance with Generally Accepted Accounting Principles, the balances and results of operations of GCM have been included in the September 30, 1999 Financial Statements of NBC for the entire year of 1999. However, the 1998 Financial Statements of NBC have not been restated to reflect this merger because GCM is not considered material to the Consolidated Financial Statements of NBC.

Prior the consummation of the merger, GCM was composed of the three Mississippi corporations enumerated above. These corporations were engaged in providing commercial and personal insurance lines to the Columbus, West Point, Amory and Aberdeen, Mississippi markets.

At September 30, 1999, NBC had one national banking subsidiary, National Bank of Commerce, that provides retail and commercial banking services, and a non-bank subsidiary, First National Finance Corporation, a Mississippi corporation that provides additional financial services not otherwise provided by National Bank of Commerce.

NBC is not aware of any material relationships among GCM and NBC or any of NBC's officials, any director or officer of NBC, except for loans made to GCM by National Bank of Commerce in the ordinary course of business and the fact that James C. Galloway, Jr., President and CEO of GCM served as a Director of NBC and National Bank of Commerce. Upon consummation of the Merger, Mr. Galloway continues to serve in his position as a Director of the NBC and National Bank of Commerce and as President of GCM.

Upon consummation of the Merger, the shareholders of the companies that made up GCM received shares of NBC common stock for each share of common stock formerly held by them their respective company. This exchange ratio was determined in accordance with the Merger Agreement by reference to the average market price of the NBC common stock for the twenty trading days prior to the consummation of the merger. Because of the differences in the number of outstanding shares of common stock of each of the companies making up GCM and the respective value of each company, the exchange ratio for each group of shareholders was different. The exchange ratios of the number of NBC shares for each share of common stock owned in each respective company were as follows:

     Galloway-Wiggers Insurance Agency, Inc.     187.37 to 1
     Kyle Chandler Insurance Agency, Inc.       46.5284 to 1
     Galloway-Chandler-McKinney Insurance
       Agency of Amory, Inc.                       3.52 to 1

The shares of NBC common stock issued for this Merger were issued pursuant to Rule 505 promulgated under the Securities Act of 1933, as amended, and the Uniform Limited Offering Exemption, Rule 703 promulgated under the Mississippi Securities Act. In connection therewith, NBC filed a Notice of Sale of Securities on Form D with the Securities and Exchange Commission and the Securities Division of the Mississippi Secretary of State on October 15, 1999. This Form D is incorporated herein by reference. NBC received an Acknowledgement of Notice Filing from the Secretary of State for the State of Mississippi on October 22, 1999.



YEAR 2000 COMPLIANCE

During the first three quarters of 1999, the Company has continued its efforts to prepare for January 1, 2000. All levels of the Company's management and its Board of Directors are aware of the seriousness of this issue and the effects it may have on the Company and its customers. The Company has a Year 2000 Steering Committee under the leadership of the President and Chief Operating Officer to guide it through its action plan for compliance. The committee has been organized into three major areas, with a senior officer directly responsible for each of the respective areas. The committee reports monthly to the Board of Directors.

The first major area of risk relates to the Company's internal hardware and software programs. The Company does not write its source programming code and therefore is dependent upon external vendors and service providers.
The Company developed a plan for testing all these systems and began the testing process during 1998. As of September 30,1999, the testing phase was completed. Management considers the testing to have been successful. Where problems were found, steps were taken to make the appropriate corrections.

The second major area relates to external factors involving customers, vendors and outside service providers. The risks associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address these issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and increased loan charge-offs. Should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company. The Company has identified its major commercial customers and developed plans for educating and monitoring, on an individual account basis, the adequacy of the customers actions to address the Year 2000 issues. The assessment of these customers was risk rated and is being used as a factor in analyzing the allowance for loan losses. This assessment has also become a part of the overall credit underwriting process. Currently, management believes that the reserve for loan losses is adequate to cover the identified risk in the loan portfolio related specifically to this issue. However, this will be an on-going evaluation and this situation could change as the Company moves through 1999.

As vendors of critical services and products were reviewed, management attempted to prioritize these products and services and to determine the worst case scenarios, assuming that these parties are unable to provide normal services. Management has prepared contingency plans covering these scenarios. These plans will be tested, if possible, during 1999.

Both internal and external resources are being utilized to address the Year 2000 problem. A budget of $1.8 million has been completed and approved by the Board of Directors. Approximately 60% of this total will be from the allocation of the salary and benefits of current employees assigned to work on this project. Another 4% will be spent on items that will be capitalized and amortized or depreciated over future periods. Through the first three quarters of 1999, the company has incurred approximately $783,000 in both allocated and direct expenses relating to Year 2000. The remaining expenditure for 1999 is not expected to have a material impact on the financial performance of the Company.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11   Statement re computation of per-share earnings

               27   Financial Data Schedule


          (b)  Form 8-K

               A report on Form 8-K, filed September 15, 1999.

               A report on Form 8-K/A, filed October 14, 1999.


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the nine month period ended September 30, 1999, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



November 10, 1999                        /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer