Form 10-K
period 1999-12-31
NBC CAPITAL CORP
filed 2000-03-28
CIK 742054

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended       December 31, 1999

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

 Yes   X               No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of the voting stock held by nonaffiliates as of February 29, 2000, was approximately:

        $134,005,900
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 7,212,662 shares outstanding as of February 29, 2000.


Documents incorporated by reference -

     Portions of the Proxy Statement dated March 17, 2000,
        are incorporated by reference into Part III.
     Annual report to shareholders for 1999 - Parts II and IV


                                FORM 10K
                                 INDEX

     Part I

     Item  1.   Business
     Item  2.   Properties
     Item  3.   Legal Proceedings
     Item  4.   Submission of Matters to a Vote of Security
                 Holders

     Part II

     Item  5.   Market for the Company's Common Stock and Related
                 Shareholder Matters
     Item  6.   Selected Financial Data
     Item  7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
     Item  7.A. Quantitative and Qualitative Disclosures About
                 Market Risk
     Item  8.   Financial Statements and Supplementary Data
     Item  9.   Changes in and Disagreements with Accountants on
                 Accounting
                 and Financial Disclosure Matters

     Part III

     Item 10.   Directors and Executive Officers of the Registrant
     Item 11.   Executive Compensation
     Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management
     Item 13.   Certain Relationship and Related Transactions

     Part IV

     Item 14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K


                                     PART I

ITEM 1 - BUSINESS

Forward Looking Statements

     From time to time, NBC Capital Corporation (the Company) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates;
risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company and its subsidiaries' products and services, changing economic conditions, interest rates, and numerous other factors, may be forward-looking statements and are subject to uncertainties and risks.

NBC Capital Corporation

     The Company is a bank holding company which was organized under the laws of the State of Mississippi. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce (NBC), a national banking corporation. For the year ended December 31, 1999, the Company's subsidiaries accounted for approximately 99% of the Company's consolidated income and consolidated expenses.

National Bank of Commerce

     NBC was originally formed through a series of mergers which began in 1972 and concluded on October 1, 1974. In March, 1991, NBC acquired the assets and assumed the liabilities of the Bank of Philadelphia. In 1994, the Company acquired NBC of Tuscaloosa (formerly First State Bank of Tuscaloosa). On December 31, 1998, the Company acquired all the outstanding common stock of First National Corporation of West Point ("FNC") in exchange for 864,736 shares of the Company's common stock. The acquisition was accounted for as a pooling of interest. FNC was merged into the Company and FNC's wholly-owned subsidiary banks, First National Bank of West Point and National Bank of the South, were merged into NBC. Concurrently, the Company's subsidiary, NBC of Tuscaloosa, was merged into NBC (formerly NBC of Mississippi). As a result of the acquisition and reorganization, NBC was the resulting financial institution. Also, First National Finance Company, a wholly-owned finance company subsidiary of FNC became a wholly-owned subsidiary of the Company. On August 31, 1999, the Company acquired all the outstanding stock of FFBS Bancorp, Inc. (FFBS). FFBS was the holding company of its wholly-owned savings bank, First Federal Bank for Savings (First Federal), Columbus, Mississippi. The Company exchanged 1,396,162 shares of its common stock and a nominal amount of cash in lieu of fractional shares for each common share of FFBS. First Federal was merged into NBC with NBC as the surviving institution. The transaction was accounted for as a pooling of interests and historical financial statements of the Company were restated to give effect of the acquisition. On September 30, 1999, NBC acquired the insurance agencies of Galloway-Wiggers Insurance Agency, Inc., Kyle Chandler Insurance Agency, Inc., Galloway-Chandler-McKinney, Inc., and Napier Insurance Agency, Inc. NBC exchanged 173,184 of the Company's common stock for all of the issued and outstanding stock of the insurance agencies. The insurance agencies were combined into a wholly-owned subsidiary of NBC, Galloway-Chandler-McKinney Insurance Agency, Inc. The acquisition was accounted for as a pooling of interests. The historical financial statements of the Company were not restated as the changes would have been immaterial.

     NBC is the largest commercial bank domiciled in the north central area of the state known as the Golden Triangle. A total of thirty banking facilities and an operation/administration center serves the communities of Aberdeen, Amory, Artesia, Brooksville, Columbus, Hamilton, Maben,
New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the home office in Starkville. The Bank also serves the Tuscaloosa, Alabama, area with a main office and four branch locations.

     NBC is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 1999.

     NBC provides a complete line of wholesale and retail services including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank.

     NBC utilizes a written Asset/Liability Management Policy which calls for maintaining the one year GAP within a tolerance of -5% to 10% of earning assets. The financial plan calls for a return on assets of 1.20% - 1.45% and a minimum return on equity of approximately 10% - 13%.

     NBC is operated in a conservative fashion while meeting the needs of the community. There has been no disposition of any material amounts of assets nor has there been a material change in the mode of conducting business. No major changes in operation are planned for the near future.

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 1999 and 1998, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

Galloway-Chandler-McKinney Insurance Agency, Inc.

     Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM) is a wholly-owned subsidiary of NBC. The Company operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, life insurance, annuities, and other commercial lines. GCM is the result of the insurance agencies acquisition of September 30, 1999, as previously described. GCM has locations in Columbus, West Point, Amory, and Aberdeen, Mississippi. At December 31, 1999, GCM had total assets of approximately $1.3 million, and for the year ended December 31, 1999, reported gross revenues of approximately $3.2 million.

NBC Insurance Services of Alabama, Inc.

     NBC Insurance Services of Alabama is a wholly-owned subsidiary of NBC and was formed in 1999 for the purpose of selling annuity products in the State of Alabama. For the year ended December 31, 1999, its activities were not significant. Management anticipates significant revenues from this activity, but is uncertain as to anticipated results since activities are in the development stage.

First National Finance

     First National Finance (Finance), a wholly-owned subsidiary of the Company, is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than that of NBC. Its loan portfolio totaled approximately $1.5 million at December 31, 1999.
Finance is located in West Point, Mississippi. Finance was acquired as part of the FNC acquisition previously mentioned.

Competition

     NBC and its subsidiaries currently serve six counties and ten municipalities in North Central Mississippi. Over this same area, the bank competes directly with approximately 16 competing banking institutions, numerous credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $100 million to in excess of $40 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks depends on whether the reference is made to the branch banks or to their parent banks. Several other competitors are branches or divisions of nationwide and regional companies with more resources than the Company and its subsidiaries.

     NBC also serves the City of Tuscaloosa, Alabama, with a main office and four branch locations. The bank competes with approximately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $150 million to $40 billion. Asset size of the competitive banks depends on whether reference is made to the branch banks or to their parent bank. In Tuscaloosa, NBC also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies.

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

     Dividends paid by the Company are substantially provided from dividends from NBC. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1999, NBC had available for payment of dividends to the Company, without prior approval of its regulator, approximately $13.5 million.

     The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary bank. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's bank subsidiary for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's bank subsidiary's FDIC assessment, trust services and asset/liability management. At December 31, 1999, the Tier 1 and total capital ratios, respectively, of the Company (consolidated) and NBC (individually) were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

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

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 3.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 1999, the Company's Tier 1 and total capital ratios were 18.4% and 19.6%, respectively.

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

     CNIC, GCM, and NBC Insurance Services of Alabama, Inc., are subject to regulation by the applicable state agencies. These agencies set reserve requirements, reporting standards, and establish regulations, all of which affect business operations.

     The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.

Recent Regulatory Developments

     The Gramm-Leach-Bailey Act was signed into law in November, 1999, and allows banks to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities through the use of "financial holding companies." The expanded powers generally are available to banks only if the bank and its bank subsidiaries remain well-capitalized and well-managed, and have a satisfactory CRA rating. Under the Act, a national bank may engage in expanded financial activities through a "financial subsidiary," provided the aggregate assets of all of its financial subsidiaries do not exceed the lesser of 45 percent of the bank's assets or $50 billion. A financial subsidiary may underwrite any financial product other than insurance and may sell any financial product, including title insurance. A national bank itself may not sell title insurance, however, unless the state in which the bank is located permits state banks to sell title insurance. A financial subsidiary may not engage in insurance company portfolio investing, real estate investment or merchant banking (merchant banking activities may be permitted in five years upon the joint approval of the Federal Reserve and the U.S. Treasury.) Additionally, legislation has been considered that would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

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

Executive Officers

     The executive officers of the Company and its bank subsidiary, NBC, are listed below. The title indicates a position held in the Company and the bank.

         Name and Title        Age           Five Year Experience
_____________________________  ___  ____________________________________

L. F. Mallory, Jr.              57  Chairman and Chief Executive Officer,
 Chairman and Chief Executive        NBC Capital Corporation and NBC
 Officer, NBC Capital
 Corporation and NBC

Bobby Harper                    58  Chairman of Executive Committe, NBC
 Chairman of the Executive           Capital Corporation and Executive
 Committee, NBC Capital              Vice President, Banking Center
 Corporation and Executive           Administration, NBC
 Vice President, Banking
 Center Administration, NBC

Hunter M. Gholson               67  Secretary of NBC Capital Corporation
 Secretary                           and NBC

Mark A. Abernathy               43  President and Chief Operating Officer,
 President and Chief                 NBC Capital Corporation and NBC since
 Operating Officer, NBC              December, 1997, Executive Vice
 Capital Corporation and NBC         President and Chief Operating Officer
                                     of NBC Capital Corporation and NBC
                                     from August, 1994 - December, 1997.

Richard Haston                  53  Executive Vice President, Chief
 Executive Vice President,           Financial Officer, and Treasurer,
 CFO, and Treasurer, NBC             NBC Capital Corporation, and
 Capital Corporation and             Executive Vice President and
 Executive Vice President            Chief Financial Officer, NBC, since
 and Chief Financial Officer,        January, 1997; Senior Vice
 NBC                                 President - Finance, NBC Capital
                                     Corporation and NBC from
                                     September, 1996 - December, 1996;
                                     Executive Vice President and Chief
                                     Financial Officer of Legacy
                                     Securities Corp., Memphis, Tennessee,
                                     April, 1996 - September, 1996;
                                     President and Chief Financial Officer
                                     of Calibre Financial Group, Inc.,
                                     Memphis, Tennessee, June, 1993 -
                                     March, 1996

Tommy M. Tomlinson              46  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Credit Administration,
 Vice President, Credit              NBC, since January, 1999;
 Administration, NBC                 Executive Vice President and Senior
                                     Lender of the Starkville Banking
                                     Center, NBC

Clifton B. Fowler               51  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC,
 Corporation and President,          Starkville Banking Center
 NBC, Starkville Banking
 Center

Thomas J. Prince, Jr.           58  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Division Manager of
 Vice President, Division            Consumer Financial Service, NBC,
 Manager of Consumer Finance,        since April, 1998;  Vice President,
 NBC                                 NBC Capital Corporation and
                                     President, NBC, Aberdeen Banking
                                     Center from January, 1985 -
                                     April, 1998.

John Davis                      44  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Senior Vice
 Corporation and Senior Vice         President and Trust Officer,
 President and Trust Officer,        NBC since January, 1999, Vice
 NBC                                 President and Trust Officer
                                     of NBC from January, 1991 -
                                     December, 1998.

Donald J. Bugea, Jr.            46  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President and Investment
 Vice President and Investment       Officer, NBC
 Officer, NBC


Personnel

     At December 31, 1999, NBC had 412 full-time employees, Finance had 3 full-time employees and GCM had 36 full-time employees. The Company, Service, and CNIC had no employees at December 31, 1999.


ITEM 2 - PROPERTIES

     The Company, Service and CNIC owned no properties at December 31, 1999. GCM and Finance operate out of leased office buildings.

     The following listing describes the locations and general character of the Bank-owned properties:

                                                             Approximate
                                                             Office Space
                Type                     Location           (Square Feet)
______________________________  _________________________   _____________

NBC:

Main Office                     Starkville, Mississippi          35,000
University Branch               Starkville, Mississippi           1,485
Motor Branch                    Starkville, Mississippi           2,000
Operations Center               Starkville, Mississippi          16,500
Starkville Crossing             Starkville, Mississippi           2,000

Main Office                     Columbus, Mississippi            36,000
Mortgage Loan Center            Columbus, Mississippi            14,000
North Columbus Branch           Columbus, Mississippi             1,440
Fairlane Branch                 Columbus, Mississippi             2,400
Gardner Blvd. Branch            Columbus, Mississippi             1,156
Bluecutt Road Branch            Columbus, Mississippi             3,200

New Hope Branch                 New Hope, Mississippi             1,500

Main Office                     Aberdeen, Mississippi            11,026
Maple Street Branch             Aberdeen, Mississippi               998
Highway 45 North Branch         Aberdeen, Mississippi             1,205

Main Office                     Amory, Mississippi                8,550
Medical and Industrial
  Center Branch                 Amory, Mississippi                  950

Main Office                     Artesia, Mississippi              1,500

Main Office                     Brooksville, Mississippi          3,000

Main Office                     Hamilton, Mississippi             1,800

Main Office                     Maben, Mississippi                4,000

Main Office                     Philadelphia, Mississippi         6,000
Northside Branch                Philadelphia, Mississippi           300
Southside Branch                Philadelphia, Mississippi           450
Westside Branch                 Philadelphia, Mississippi         3,250

Main Office                     Tuscaloosa, Alabama              11,000
Northport Branch                Tuscaloosa, Alabama               3,018
University Branch               Tuscaloosa, Alabama               2,480
North Tuscaloosa Branch         Tuscaloosa, Alabama               3,250
Highway 69 South Branch         Tuscaloosa, Alabama               2,000

Main Office                     West Point, Mississippi          18,000
Administrative Building         West Point, Mississippi           1,200
East Main Branch                West Point, Mississippi           1,900
Highway 45 South Branch         West Point, Mississippi           1,520
Highway 45 North Branch         West Point, Mississippi             825

     In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.


ITEM 3 - LEGAL PROCEEDINGS

     There are no pending proceedings of a material nature to which the Company, or its subsidiaries, are a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) The information titled "Market Information" and contained on Page 33 of the Company's annual report to shareholders for the year 1999 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.a.


 (b) At December 31, 1999, the Company had approximately 2,700 security holders.

 (c) Dividends on common stock were declared semiannually in June and December of the years reported and totaled as follows:

                                                      (In thousands)
                                                       December 31,
                                                      ______________
                                                       1999    1998
                                                      ______  ______

   Dividends declared, $.73 per share                         $3,907

   Dividends declared, $.87 per share                 $5,983

                                                      ______  ______

                                                      $5,983  $3,907
                                                      ======  ======

ITEM 6 - SELECTED FINANCIAL DATA

   The information titled "Selected Financial Data" and contained on Page 34 of the Company's annual report to the shareholders for the year 1999 is incorporated herein by reference in response to this item and included in this report as Exhibit 13.b.


                     SUPPLEMENTAL STATISTICAL INFORMATION

  I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. Average balance sheets (consolidated):

        The following table presents, for the years indicated, condensed daily average balance sheet information.

                                                (In Thousands)
            Assets                          1999      1998      1997
                                          ________  ________  ________

        Cash and due from banks           $ 36,514  $ 32,419  $ 34,773
        Securities:
          Taxable                          128,605   136,689   151,340
          Non-taxable                      106,062   104,961    78,291
                                          ________  ________  ________
            Total securities               234,667   241,650   229,631
        Federal funds sold and other
          interest-bearing assets           50,951    51,101    21,663

        Loans, net of unearned interest    605,561   579,649   560,118
        Less reserve for loan losses        10,514     8,993     8,328
                                          ________  ________  ________
          Net loans                        595,047   570,656   551,790
        Other assets                        36,247    29,248    36,175
                                          ________  ________  ________

        Total Assets                      $953,426  $925,074  $874,032
                                          ========  ========  ========



                                                (In Thousands)
            Liabilities and                 1999      1998      1997
            Stockholders' Equity          ________  ________  ________

        Deposits:
          Noninterest-bearing             $ 89,950  $ 91,262  $ 84,768
          Interest-bearing                 674,606   667,855   635,690
                                          ________  ________  ________
            Total deposits                 764,556   759,117   720,458

        Federal funds purchased and
          securities sold under
          agreement to repurchase           18,985    12,936    14,743
        Borrowed funds                      44,428    30,562    23,862
        Other liabilities                   11,735    12,850    10,932

                                          ________  ________  ________
          Total liabilities                839,704   815,465   769,995

        Stockholders' equity               113,722   109,609   104,037
                                          ________  ________  ________
        Total Liabilities and
          Stockholders' Equity            $953,426  $925,074  $874,032
                                          ========  ========  ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:
                                                ($ In Thousands)
                                                 Average Balance
                                          ____________________________
                                            1999      1998      1997
                                          ________  ________  ________
        EARNING ASSETS
        Net loans                         $595,047  $570,656  $551,790
        Federal funds sold and
         other interest-bearing
         assets                             50,951    51,101    21,663
        Securities:
         Taxable                           128,605   136,689   151,340
         Nontaxable                        106,062   104,961    78,291
                                          ________  ________  ________
        Totals                             880,665   863,407   803,084
                                          ________  ________  ________

        INTEREST-BEARING LIABILITIES
        Interest-bearing deposits          674,606   667,855   635,690
        Borrowed funds, federal funds
          purchased and securities sold
          under agreement to repurchase     63,413    43,498    38,605
                                          ________  ________  ________

        Totals                             738,019   711,353   674,295
                                          ________  ________  ________

        Net Amounts                       $142,646  $152,054  $128,789
                                          ========  ========  ========


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   1999    1998    1997   1999 1998 1997
                                 _______ _______ _______  ____ ____ ____
        EARNING ASSETS
        Net loans                $52,219 $52,955 $51,682  8.78 9.28 9.37
        Federal funds sold and
         other interest-bearing
         assets                    2,440   1,953   1,268  4.80 3.82 5.85
        Securities:
         Taxable                   6,981   7,748   9,566  5.43 5.67 6.32
         Nontaxable                5,449   5,668   4,189  5.14 5.40 5.35
                                 _______ _______ _______ _____ ____ ____

        Totals                    67,089  68,324  66,705  7.62 7.91 8.31
                                 ======= ======= ======= ===== ==== ====


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   1999    1998    1997   1999 1998 1997
                                 _______ _______ _______  ____ ____ ____
        INTEREST-BEARING
        LIABILITIES
        Interest-bearing
         deposits                $28,399 $30,416 $28,882  4.21 4.55 4.54
        Borrowed funds, federal
         funds purchased and
         securities sold under
         agreement to repurchase   2,599   2,328   1,995  4.10 5.35 5.17
                                 _______ _______ _______  ____ ____ ____

        Totals                    30,998  32,744  30,877  4.20 4.60 4.58
                                 _______ _______ _______

        Net interest income      $36,091 $35,580 $35,828
                                 ======= ======= =======

        Net yield on earning assets                       4.10 4.12 4.46


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

C.  Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

                               (In Thousands)          (In Thousands)
                               1999 Over 1998          1998 Over 1997
                        ________________________  _______________________
                               Change Due To:         Change Due To:
                        ________________________  _______________________
                         Total     Rate   Volume  Total    Rate    Volume
                        _______  _______  ______  ______  _______  ______
EARNING ASSETS
Net loans               $  (736) $(3,453) $2,717  $1,273  $  (472) $1,745
Federal funds sold and
 other interest-bearing
 assets                     487      493      (6)    685     (235)    920
Securities:
 Taxable                   (767)    (320)   (447) (1,818)    (938)   (880)

 Nontaxable                (219)    (279)     60   1,479       39   1,440

                        _______  _______  ______  ______  _______  ______

Totals                  $(1,235) $(3,559) $2,324  $1,619  $(1,606) $3,225

                        =======  =======  ======  ======  =======  ======


                                 (In Thousands)         (In Thousands)
                                 1999 Over 1998         1998 Over 1997
                          ________________________  ______________________
                                 Change Due To:         Change Due To:
                          ________________________  ______________________
                            Total    Rate   Volume  Total    Rate   Volume
                          _______  _______  ______  ______  ______  ______
INTEREST-BEARING
LIABILITIES
Interest-bearing deposits $(2,017) $(2,333) $  316  $1,534  $   69  $1,465

Interest on borrowed
 funds and federal funds
 purchased and securities
 sold under agreement to
 repurchase                   271     (284)    555     333      73     260

                          _______  _______  ______  ______  ______  ______

Totals                    $(1,746) $(2,617) $  871  $1,867  $  142  $1,725
                          =======  =======  ======  ======  ======  ======

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


 II. INVESTMENT PORTFOLIO

     A. The following tables present the book values of securities as of the dates indicated:
                                                 (In Thousands)
                                                  December 31,
                                          ____________________________
                                            1999      1998      1997
                                          ________  ________  ________

        U. S. Treasury                    $  7,732  $ 15,987  $ 32,813
        U. S. Government agencies and
          mortgage-backed securities       106,946    84,972   108,768
        States and political subdivisions  105,330   115,786    90,155
        Other                               10,272     9,503     8,745

                                          ________  ________  ________

        Total book value                  $230,280  $226,248  $240,481
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 1999, and the weighted average yield of such securities:

                                         ($ In Thousands)
                                      Weighted Average Yield
                        _________________________________________________
                         0 - 1    Yield    1 - 5    Yield  5 - 10   Yield
                          Year     (%)     Years     (%)    Years    (%)
                        ________  _____  _________  _____  _______  _____
        Securities:

         U. S. Treasury $  3,595   5.3%  $   4,137   4.8%  $   -       -
         U. S. Govern-
          ment agencies   18,925   6.3%     10,088   5.9%    1,410   6.8%
         States and
          political
          subdivisions     6,308   7.5%     99,022   7.5%      -       -
         Other               448   6.2%      2,174   6.1%      197   6.7%
                        ________         _________         _______

         Total          $ 29,276         $ 115,421         $ 1,607
                        ========         =========         =======

                          10+    Yield
                         Years    (%)
                        _______  _____
        Other
         (including
          equity
          securities)   $ 7,453   5.9%
                        =======


                          Book   Yield
                         Value    (%)
                        _______  _____
        Mortgage-
          backed
          securities    $76,523   6.0%
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

        At December 31, 1999, there were no securities from any issues in excess of 10% of stockholders' equity that were not securities of the U. S. Government or U. S. Government agencies or corporations

III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                        (In Thousands)
                                         December 31,
                        ________________________________________________
             Type         1999      1998      1997      1996      1995
        ______________  ________  ________  ________  ________  ________

        Commercial,
         financial and
         agriculture    $101,503  $ 81,365  $ 78,491  $ 76,205  $ 67,263
        Real estate -
         construction     26,185    27,253    27,636    27,000    18,488

        Real estate -
         mortgage        390,205   366,219   352,550   323,601   291,644

        Installment
         loans to
         individuals     101,624   104,470   106,603   109,566   107,817

        Other              4,234     7,526     7,155     8,813     6,589

                        ________  ________  ________  ________  ________

          Total loans    623,751   586,833   572,435   545,185   491,801

        Unearned
         interest            -         -        (317)   (1,123)   (3,141)
                        ________  ________  ________  ________  ________

                        $623,751  $586,833  $572,118  $544,062  $488,660
                        ========  ========  ========  ========  ========

     B. Maturities and sensitivities of loans to changes in interest rates:

                                                    (In Thousands)
                                                  December 31, 1999
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                             1 Year
                                    Within   Through     Over
                    Type            1 Year   5 Years   5 Years    Total
         _______________________   ________  ________  ________  ________

         Commercial, financial
          and agricultural         $ 80,495  $ 18,965  $  2,043  $101,503
         Real estate -
          construction               25,653       352       180    26,185

                                   ________  ________  ________  ________

                                   $106,148  $ 19,317  $  2,223  $127,688
                                   ========  ========  ========  ========


                                                    (In Thousands)
                                                  December 31, 1999
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                              1 Year
                                             Through     Over
                    Type                     5 Years   5 Years    Total
         ________________________            ________  ________  ________

         Loans with:
          Predetermined interest
           rates                             $ 13,850  $    135  $ 13,985
          Floating interest
           rates                                5,467     2,088     7,555
                                             ________  ________  ________

                                             $ 19,317  $  2,223  $ 21,540
                                             ========  ========  ========


     C. Nonperforming loans

        1. The following table states the aggregate amount of loans which were nonperforming in nature:

                                             (In Thousands)
                                              December 31,
                                ______________________________________
                  Type           1999    1998    1997    1996    1995
            __________________  ______  ______  ______  ______  ______

            Loans accounted
             for on a
             nonaccrual basis   $  270  $  927  $2,648  $1,901  $2,522
                                ======  ======  ======  ======  ======
            Accruing loans
             past due 90 days
             or more            $2,975  $2,902  $1,660  $2,322  $1,210
                                ======  ======  ======  ======  ======
            Renegotiated
             "troubled" debt    $  132  $  337  $  826  $  511  $  546
                                ======  ======  ======  ======  ======

        2. There were no loan concentrations in excess of 10% of total loans at December 31, 1999. However, lending activities are affected by the economic trends within the areas served by the Company and its subsidiaries. This, in turn, can be influenced by the areas' larger employers, such as Mississippi State University, University of Alabama, Columbus Air Force Base, and the Mercedes-Benz Automotive Plant.

        3. There were no outstanding foreign loans at December 31, 1999.

        4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

        5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 1999, 1998, and 1997.

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

        7. At December 31, 1999, the recorded investment in loans identified as impaired totaled approximately $2.0 million. The allowance for loan losses related to these loans approxi-mated $1.0 million. The average recorded investment in impaired loans during the year ended December 31, 1999, was $2.5 million. Total interest recognized on impaired loans and the amount recognized on a cash basis were not significant.

     D. Other interest-bearing assets

            There were no other interest-bearing non-performing assets at December 31, 1999.


 IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. An analysis of the loan loss experience for the periods indicated is as follows:
                                             ($ In Thousands)
                                               December 31,
                              ___________________________________________
                                1999     1998      1997    1996     1995
                              _______  _______  _______  _______  _______

        Beginning balance     $10,102  $ 8,528  $ 8,175  $ 7,799  $ 7,138
                              _______  _______  _______  _______  _______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural        (566)    (575)    (379)    (312)    (240)
            Real estate          (444)    (451)    (145)    (114)    (130)
            Installment
             loans and
             other             (1,047)    (960)  (1,073)  (1,272)    (546)
                              _______  _______  _______  _______  _______

        Total charge-offs      (2,057)  (1,986)  (1,597)  (1,698)    (916)
                              _______  _______  _______  _______  _______

        Recoveries:
          Domestic:
           Commercial,
            financial and
            agricultural           89      124      269       52       56

           Real estate             25       76       97       68       53
           Installment
            loans and
            other                 266      173      227      267      230
                              _______  _______  _______  _______  _______
        Total recoveries          380      373      593      387      339
                              _______  _______  _______  _______  _______
        Net charge-offs        (1,677)  (1,613)  (1,004)  (1,311)    (577)
                              _______  _______  _______  _______  _______
        Reserve of sold
          finance company         -        -       (125)     -        -
        Provision charged
          to operations         1,769    3,187    1,482    1,687    1,238
                              _______  _______  _______  _______  _______

        Ending balance        $10,194  $10,102  $ 8,528  $ 8,175  $ 7,799
                              =======  =======  =======  =======  =======
        Ratio of net
          charge-offs to
          average loans
          outstanding             .28      .28      .18      .26      .13
        Ratio of reserve
          for loan losses
          to loans
          outstanding at
          year end               1.63     1.72     1.49     1.50     1.59


     B. Determination of Reserve for Loan Losses

        The information contained in Note A-6 to the financial statements of the annual report to shareholders is incorporated herein by reference and included in this report as Exhibit 13.d.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 1999, these loans totaled $395 million or approximately 63% of the loan portfolio.

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

        Consumer and Other Loans

        NBC offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $102 million or 16% of total loans at December 31, 1999. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

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

        NBC makes commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 1999, NBC's commercial business loans represented approximately 15% of its total loan portfolio.

     D. For the year 1999, losses for all loan categories, as a percentage of average loans, are expected to approximate that of 1999.

  V. DEPOSITS
                                        ($ In Thousands)
                               1999            1998           1997
                         ______________  ______________  ______________
                          Amount   Rate   Amount   Rate   Amount   Rate
                         ________  ____  ________  ____  ________  ____
     A. Average
         deposits:
          Domestic:
           Noninterest-
            bearing
            deposits     $ 89,950    -   $ 91,262    -   $ 84,768    -
           Interest-
            bearing
            demand
            deposits (1)  312,642  2.3%   207,478  2.7%   187,284   2.9%
           Savings
            deposits       34,913  2.5%    36,204  2.5%    38,319   2.3%
           Time deposits  327,051  6.2%   424,173  5.7%   410,177   5.5%
          Foreign           N/A             N/A             N/A
                         ________  ____  ________  ____  ________  ____

            Total        $764,556        $759,117        $720,548
                         ========        ========        ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 1999:
                                          (In Thousands)
                                                 3        6
                                              Months   Months
                                        3     Through  Through   Over
                                      Months     6       12       12
                             Total   Or Less  Months   Months   Months
                           ________  _______  _______  _______  _______
        Time certificates
         of deposit of
         $100,000 or more  $124,148  $45,763  $21,010  $28,751  $28,624
                           ========  =======  =======  =======  =======

     E. Foreign office time deposits of $100,000 or more

        Not applicable


 VI. RETURN ON EQUITY AND ASSETS

     The following financial ratios are presented for analytical purposes:
                                                       December 31,
                                                 ______________________
                                                  1999    1998    1997
                                                 ______  ______  ______
     Return on assets (net income divided by
      total average assets)                        1.1     1.1     1.3

     Return on equity (net income divided by
      average equity)                              9.3     9.1    11.2

     Dividend payout ratio (dividends per share
      divided by basic net income per share)      59.5    51.0    39.3

     Equity to asset ratio (average equity
      divided by average total assets)            11.9    11.8    11.9


VII. SHORT-TERM BORROWINGS                            (In Thousands)
                                                  Federal
                                                   Funds
                                                 Purchased
                                                    And
                                                Securities    Treasury
                                                Sold Under     Tax and
                                               Agreement to   Loan Note
                                                Repurchase     Payable
                                               ____________  ____________

     Balance at December 31, 1999                 $17,651       $2,462

     Weighted average interest rate at
       December 31, 1999                            4.10%        4.75%

     Maximum amount outstanding at any
       month end for the year 1999                 18,142        2,462

     Average amount outstanding during
       the year 1999                               15,766        1,574

     Weighted average interest rate during
       the year                                     4.00%        4.28%


VIII.  CAPITAL ADEQUACY DATA

     Total consolidated capital of the Company was as follows:

                                                        ($ In Thousands)
                                                           December 31,
                                                       __________________
                                                         1999      1997
                                                       ________  ________
     Total stockholders' equity (excluding
       unrealized gain/loss)                           $113,889  $110,492
     Allowance for loan losses, as allowed                9,668     8,815
     Other components of capital                            -          -

                                                       ________  ________
       Total primary capital                            123,557   119,307
       Total secondary capital                              -          -
                                                       ________  ________
     Total capital                                      123,557   119,307

     Less intangible assets and other adjustments        (3,288)   (3,518)
                                                       ________  ________
     Total capital, as defined for regulatory
       purposes                                        $120,269  $115,789
                                                       ========  ========

     Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 1999 and 1998, are as follows:
                                                           December 31,
                                                          ______________
                                                           1999    1998
                                                          ______  ______

     Tier 1 capital percentage                             18.4%   18.1%
     Total capital percentage                              19.6%   19.3%


     The Company's capital ratios exceed the minimum capital requirements at December 31, 1999, and management expects this to continue.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained on Pages 28 - 34 of the Company's 1999 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as Exhibit 13.c.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed only to U.S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than collateralized mortgage obligations which are commonly held securities generally collateralized by pools of GNMA, FNMA, or FHLMC pass-through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.
                                          ($ In Thousands)
                                          December 31, 1999
                                ______________________________________
                                Interest Sensitive Within (Cumulative)
                                ______________________________________
                                                              Total of
                                 Within    Within    Within   Interest-
                                    3        12         5     Earning
                                 Months    Months     Years    Assets
                                ________  ________  ________  ________
      Interest-earning assets:
       Loans                    $308,898  $480,011  $609,692  $613,557
       Investment and
        mortgage-backed
        securities                32,717    56,916   192,898   230,280
       Federal funds sold
        and other                    201       201     2,096     2,096
                                ________  ________  ________  ________

       Totals                   $341,816  $537,128  $804,686  $845,933
                                ========  ========  ========  ========
       Interest-bearing
        liabilities:
          Deposits and
           borrowed funds       $366,995  $589,643  $755,827  $755,827
                                ========  ========  ========  ========
       Sensitivity gap:
        Dollar amount           $(25,179) $(52,515) $ 48,859

       Percent of total
        interest-earning
        assets                     (3.0%)    (6.2%)     5.8%

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

     At December 31, 1999, total interest-earning assets maturing or repricing within one year was less than interest-bearing liabilities maturing or repricing within the same time period by approximately $52.5 million (cumulative), representing a negative cumulative one year gap of 6.2% of earning assets. Management of the Company believes this is the proper position in the current interest rate environment.

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

     Risk control is utilized based upon the setting of guidelines as to the tolerance for interest rate exposure. These guidelines are set by senior management and approved by the board of directors. The December, 1999, model reflects an increase of 3.4% in income and a 12.9% decrease in market value equity for a 200 basis point increase in interest rates. The same model shows a 1.8% decrease in income and a 16.6% increase in market value equity for a 200 basis points increase in interest rates. The guidelines allow for no more than a + - 10% change in income, and no more than a + - 25% change in market value equity.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of T. E. Lott & Company, independent accountants, are set forth on Pages 2 - 27 of the Company's 1999 annual report to shareholders which is incorporated herein by reference and included in this report as Exhibit 13.d.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                              PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Reference is made to the material under the captions, "Election of NBC Directors" and "Executive Compensation," of the Company's proxy statement, dated March 17, 2000, which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

    Reference is made to the caption, "Executive Compensation" of the Company's proxy statement, dated March 17, 2000, which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the caption, "Stock Ownership of Directors, Officers, and Principal Shareholders," of the Company's proxy statement, dated March 17, 2000, which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to, "Certain Relationships and Related Transactions" of the Company's proxy statement, dated March 17, 2000, which is incorporated herein by reference.



                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The consolidated financial statements for the years ended
        December 31, 1999 and 1998, together with the report of T. E. Lott & Company, independent accountants, dated January 21, 2000, appearing on Pages 2 - 27 of the 1999 annual report to shareholders, are attached as Exhibit 13.d. to this Form 10K Annual Report.

    2.  Financial Statement Schedules

        Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Exhibits:

         1. -  2.  None

           3.1 Articles of Incorporation of NBC Capital Corporation (included as Exhibit B to NBC Capital Corporation's Definitive Proxy Statement dated March 20, 1998, and filed with the Commission on March 18, 1998, Commission File No. 0-12885, which Exhibit B is incorporated herein by reference).

           3.2     By-laws of NBC Capital Corporation (included as
                   Exhibit 3(b) to NBC Capital Corporation's Registration Statement on Form S-4A, filed with the Commission on November 4, 1998, Commission File No. 333-65545, which
                   Exhibit 3(b) is incorporated herein by reference.

         4. -  9.  None

           10.1 Definitive Agreement and Plan of Reorganization and Merger by and between NBC Capital Corporation and First National Corporation of West Point dated as of July 24, 1998 (incorporated by reference to Exhibit 2.1 of Form 8-K filed January 15, 1999).

           10.2 Employment Agreement dated January 31, 1991, between National Bank of Commerce and L. F. Mallory, Jr., as previously filed.

           10.3 Agreement and Plan of Merger by and between NBC Capital Corporation and FFBS Bancorp, Inc., dated February 3, 1999 (included as Appendix A to the Proxy Statement-Prospectus dated May 7, 1999, forming part of the Company's Registration Statement on Form S-4 filed with the Commission on March 30, 1999, Commission File No. 333-75293) and incorporated herein by reference.

           10.4 Plan of Reorganization and Merger by and between National Bank of Commerce and First Federal Bank for Savings dated February 3, 1999 (included as Appendix A to the Proxy Statement-Prospectus dated May 7, 1999, forming part of the Company's Registration Statement on Form S-4 filed with the Commission on March 30, 1999, Commission File No. 333-75293) and incorporated herein by reference.

           10.5 Merger Agreement by and between NBC Capital Corporation and National Bank of Commerce and Galloway-Wiggers Insurance Agency, Inc., Galloway-Chandler-McKinney Insurance, Inc., Galloway-Chandler-McKinney Insurance Agency of Amory, Inc., Kyle Chandler Insurance Agency, Inc., and Napier Insurance Agency, Inc. (included as
                   Exhibit 99.2 on Form 10Q filed with the Commission on August 10, 1999, Commission File No. 0-12885) and incorporated herein by reference.

           10.6 1993 Incentive Stock Option Plan and 1993 Stock Option Plan for Outside Directors of FFBS Bancorp, Inc., assumed by NBC Capital Corporation (incorporated by reference to Exhibit A of Form S-8 filed September 20,
                   1999) and incorporated herein by reference.

        11. - 12.  None

           13. Annual report to shareholders - deemed filed herewith only to the extent it is incorporated elsewhere herein.

           13.a. Market for Company's common stock - Page 33 of the annual report to stockholders.

           13.b. Selected Financial Data - Page 34 of the annual report to stockholders.

           13.c. Management's discussion and analysis of financial condition and results of operations - Pages 28 - 33 of the annual report to stockholders.

           13.d. Consolidated financial statements - Pages 2 - 27 of the annual report to stockholders.

        14. - 20.  None

           21.     Subsidiaries of Company

           23.     Consent of Independent Public Accountants

           27. Financial Data Schedule (Electronic Filing Only) - years ended December 31, 1999, 1998, and 1997


(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1999.


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


    /S/ David C. Byars                      /S/ Mark A. Abernathy
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ Harry Stokes Smith                  /S/ L. F. Mallory, Jr.
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ Ralph Pogue                         /S/ Sammy J. Smith
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ Edith D. Millsaps                   /S/ Thomas J. Prince
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ Robert S. Caldwell                  /S/ E. Frank Griffin, III
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ Allen Puckett, III                  /S/ Bobby L. Harper
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ James C. Ratcliff                   /S/ James C. Galloway, Jr.
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ Clifton B. Fowler
_________________________________
           (Director)

Date: March 28, 2000