Form 10-Q
period 2000-03-31
NBC CAPITAL CORP
filed 2000-05-12
CIK 742054

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                               FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000.

Commission File Number  2-89900

                           NBC CAPITAL CORPORATION
          (Exact name of registrant as specified in its charter.)


    Mississippi                              64-0694775
(State of other jurisdiction of          (I. R. S. Employer
incorporation or organization)           Identification No.)


NBC Plaza, P. O. Box 1187, Starkville, Mississippi            39760
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (662) 323-1341

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

Common Stock, $1 Par Value - 7,195,192 shares as of March 31, 2000.



                       PART  I - FINANCIAL INFORMATION

                           NBC CAPITAL CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME FOR

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                 (Unaudited)


(Amounts in thousands, except per share data)




                                                         2000     1999
                                                       _______   _______
INTEREST INCOME:

     Interest and Fees on Loans                        $13,787   $12,958
     Interest And Dividends On Investment Securities     3,317     2,771
     Other Interest Income                                 253       786
                                                       _______   _______

         Total Interest Income                          17,357    16,515

INTEREST EXPENSE:

     Interest on Deposit                                 7,113     7,185
     Interest on Borrowed Funds                            835       492
                                                       _______   _______
         Total Interest Expense                          7,948     7,677
                                                       _______   _______

       Net Interest Income                               9,409     8,838
     Provision for Possible Loan Losses                    383       315
                                                       _______   _______
       Net Interest Income After Provision for
         Loan Losses                                     9,026     8,523
                                                       _______   _______
NON-INTEREST INCOME:
     Income from Fiduciary Activities                      376       330
     Service Charge on Deposit Accounts                  1,260     1,146
     Insurance Commissions and Fee Income                  897     1,006
     Other Noninterest Income                              959       833
                                                       _______   _______
       Total Noninterest Income                          3,492     3,315
         Gains (Losses) on Securities                        0         0

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                      3,672     4,071
     Expense of Premises and Fixed Assets                1,088     1,131
     Other Non-interest Expense                          2,226     2,376
                                                       _______   _______
     Total Noninterest Expense                           6,986     7,578
                                                       _______   _______

Income Before Income Taxes                               5,532     4,260
Applicable Income Taxes                                  1,643       836
                                                       _______   _______

NET INCOME                                             $ 3,889   $ 3,424
                                                       =======   =======

Net Earnings Per Share:
    Basic                                              $  0.54   $  0.48
    Diluted                                            $  0.54   $  0.48



                         NBC CAPITAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS


                                                      Mar. 31,   Dec. 31,
                                                        2000       1999
                                                      ________   ________
                                                     (Unaudited) (Audited)
ASSETS:
Cash and Balances Due From Banks:
   Noninterest -Bearing Balances                      $ 27,115   $ 80,288
   Interest-bearing Balances                             2,180      1,895
                                                      ________   ________
     Total Cash and Due From Banks                      29,295     82,183
Held-To-Maturity Securities  (Market value of
   $34,739 at March 31, 2000 and $31,406 at
   December 31, 1999)                                   33,279     29,824
Available-For-Sale Securities                          207,969    200,456
                                                      ________   ________

   Total Securities                                    241,248    230,280
Federal Funds Sold and Securities Purchased
   Under Agreement to Resell                            16,510        201
Loans                                                  630,378    623,751
Less: Reserve for Loan Losses                          (10,196)   (10,194)
                                                      ________   ________

   Net Loans                                           620,182    613,557
Bank Premises and Equipment (Net)                       16,121     16,757
Interest Receivable                                      8,875      8,847
Other Assets                                            20,421     21,745
                                                      ________   ________

   TOTAL ASSETS                                       $952,652   $973,570
                                                      ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-Interest Bearing                               $ 96,007   $ 92,506
   Interest Bearing Deposits                           674,940    660,304
                                                      ________   ________
     Total Deposits                                    770,947    752,810
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                       14,056     28,666
Other Borrowed Funds                                    41,828     66,857
Interest Payable                                         2,772      2,813
Other Liabilities                                       10,068     11,173
                                                      ________   ________
   TOTAL LIABILITIES                                   839,671    862,319
                                                      ________   ________
Stockholders' Equity:
   Common Stock $1 par Value, Authorized
    10,000,000 shares, Issued 7,212,662                  7,213      7,213
Surplus and Undivided Profits                          109,413    107,255
Accumulated Other Comprehensive Income                  (3,066)    (2,638)
Treasury Stock, at cost                                   (579)      (579)
                                                      ________   ________
   TOTAL STOCKHOLDERS' EQUITY                          112,981    111,251
                                                      ________   ________

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $952,652   $973,570
                                                      ========   ========

                            NBC CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)


(Amounts in thousands)
                                                        2000       1999
                                                      ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                          $  3,889   $  3,424
  Adjustments to Reconcile Net Income to Net Cash
    Depreciation and Amortization                          582        707
    Deferred Income Taxes (Credits)                         26        (22)
    Provision for Loan Losses                              383        357
    Loss (Gain) on Sale of Securities                        0          0
    (Increase) Decrease in Interest Receivable             (28)       852
    (Increase) Decrease in Other Assets                  1,376        162
    Increase (Decrease) in Interest Payable                (41)      (217)
    Increase (Decrease) in Other Liabilities            (1,105)    (2,774)
                                                      ________   ________
   Net Cash Provided by Operating Activities             5,082      2,489

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Maturities of Securities                2,496     28,479
   Proceeds from Sale of Securities                          0          0
   Purchase of Securities                              (14,112)   (36,599)
   (Increase) Decrease in Loans                         (7,008)    (3,337)
   (Additions) Disposal of Bank Premises and
     Equipment                                             196       (693)
   Other Investing Activities                                0       (165)
                                                      ________   ________
  Net Cash Used in Investing Activities                (18,428)   (12,315)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (Decrease) in Deposits                      18,137      1,333
   Dividend Paid on Common Stock                        (1,731)      (473)
   Increase (Decrease) in Borrowed Funds               (39,639)    (1,065)
   Other Financing Activities                                0          0
                                                      ________   ________

  Net Cash Provided by Financing Activities            (23,233)      (205)
                                                      ________   ________
  Net Increase (decrease) in Cash and Cash

    Equivalents                                        (36,579)   (10,031)

  Cash and Cash Equivalents at Beginning of Year        82,384     89,020
                                                       ________   ________


  Cash and Cash Equivalents at End of Quarter         $ 45,805   $ 78,989
                                                      ========   ========

  Interest                                            $  7,989   $  7,894
                                                      ========   ========
  Income Taxes                                        $    -     $    705
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

As previously reported, during the quarter ended September 30, 1999, NBC completed the acquisitions of FFBS Bancorp, Inc., the parent company for First Federal Bank for Savings and Galloway-Chandler-McKinney Insurance Agency, Inc. All the outstanding shares of the two companies were acquired in exchange for shares of the Corporation's common stock.

These acquisitions were accounted for as poolings of interest. As a result, Generally Accepted Accounting Principles required that the balances and results of operations of these acquired companies be included in the Balance Sheets and Statements of Income for NBC from the beginning of the earliest period reported. Therefore, the 1999 Balance Sheet and Statement of Income have been restated to include balances and results of Operations for both FFBS Bancorp, Inc., and Galloway-Chandler-McKinney Insurance Agency, Inc.



                    INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
NBC Capital Corporation
Starkville, Mississippi


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and cash flows of NBC Capital Corporation and consolidated subsidiaries as of March 31, 2000, and for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /S/ T. E. LOTT & COMPANY

Columbus, Mississippi
May 5, 2000




                              PART I.  ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                              MARCH 31, 2000


RESULTS OF OPERATIONS

First quarter of 2000 compared to the first quarter of 1999

Earnings for the first quarter of 2000 increased by 13.6% to $3.89 million or $.54 per share. This compares to $3.42 million or $.48 per share for the first quarter of 1999. These 2000 totals equate to a 1.6% return on average assets and a 13.9% return on average equity. For this same period in 1999, return on average assets was 1.5% and return on average equity was 12.1%.

Net interest income for the first quarter of 2000 was $9.41 million compared to $8.84 million for 1999. This represents an increase of 6.4%. This increase resulted from a twenty-one basis point increase in the net interest margin and a $400,000 increase in average earning assets.

Non-interest income grew 6.5% resulting from a 13.9% increase in income from the Company's Trust and Financial Management activities and a 9.9% increase in income from deposit accounts. Additionally, other non-interest income increased by $162,000 or 20.3% while insurance commissions and fee income declined by $109,000 or 10.8%. The change in other non-interest income is made up of small changes in several of the accounts included in this category. The change in insurance commission and fee income relates directly to the volume of insurance product sold during these periods.

Non-interest expenses decreased 7.8% for the period reported. This decrease resulted from a 9.8% decrease in salaries and employment benefits, a 3.8% decrease in the expenses associated with premises and fixed assets and a 6.3% decrease in other non-interest expenses. These decreases are primarily the result of efficiencies gained as the acquisitions made during 1999 have been absorbed into the organization over the last six months.


FINANCIAL CONDITION

The Company's balance sheet shows a decrease in total assets from $974 million to $953 million during the first quarter of 2000. During this period, deposits increased by $18 million. During this same period, the Federal Home Loan Bank borrowings and Securities Sold Under Agreements to Repurchase decreased $25.0 million and $14.6 million, respectively. These changes resulted in a net decrease in available funds. Also during this period, Fed Funds Sold increased by $16.3 million, the investment securities portfolio increased by $11.0 million and net loans increased by $6.6 million. The funds for these changes came from a redeployment of cash reserves that were on hand at December 31, 1999, in anticipation of potential customer demand relating to Y2K, which did not materialize. Loan quality remains good. At the end of the first quarter, the ratio of non-performing loans to total loans remained low at .38%. Management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $111.2 million to $113.0 million during the first quarter of 2000. This represented a 1.6% increase. During this period there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Shareholders' Equity decreasing from an unrealized loss of $2,638,000 at December 31, 1999, to an unrealized loss of $3,066,000 at March 31, 2000. Also, during the first quarter of the year the Company declared a dividend of approximately $1,731,000, payable on April 3, 2000.

The Company's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At March 31, 2000, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Company are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At March 31, 2000, this amounted to approximately $12.7 million. Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Company and such loans are required to be on a fully secured basis.



YEAR 2000 COMPLIANCE

All the dates that were identified as critical that have already passed have not caused the Corporation any problems. However, management will continue to monitor the remainder of the identified dates until they pass. The dates that remain to be monitored are December 31, 2000 and January 1, 2001. Based on the fact that all of the critical dates have passed without any significant problems and the fact that the contingency plans established are still in place, management is of the opinion that the remaining critical dates will pass without material incident. Although this is Management's opinion, there are no guarantees and actual results could differ materially from planned results.



                            PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          National Bank of Commerce is a defendant in a legal action involving the placement of collateral protection insurance
          (CPI). The litigation is a class action brought on behalf of "borrowers of National Bank of Commerce" who were charged for CPI premiums. The Bank intends to vigorously defend its position. Because the ultimate outcome of this legal matter cannot be predicted with any certainty, management is unable to determine the estimated loss or costs, if any, related to this litigation and, therefore, no provision for an anticipated loss has been provided for in the accompanying financial statements.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Debt

          None

Item 4.   Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Shareholders was held on April 11, 2000.   The
only item submitted for shareholder vote was the election of directors. Since the proxies were solicited under Regulation 14A, there were no solicitations in opposition to the Board of Directors' nominees and all nominees were elected, no additional information is required to be disclosed.

Item 5.  Other Information

         On April 7, 2000, NBC Capital Corporation entered into a Merger Agreement with Heritage Insurance Agency, LTD. Heritage, which is located in Starkville, Mississippi, offers a full array of insurance services. Heritage was acquired for a combination of cash and Common Stock of NBC Capital Corporation. The transaction was accounted for as a purchase. The transaction was completed as of the close of business on April 28, 2000. Subsequent to the closing, Heritage became part of Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of National Bank of Commerce, which is a wholly-owned subsidiary of NBC Capital Corporation. The transaction was accounted for as a purchase.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11   Statement re computation of per-share earnings

               27   Financial Data Schedule

               99.1 Press Release regarding the acquisition of Heritage
                    Insurance Agency, LTD. by NBC Capital Corporation, dated April 11, 2000.

               99.2 Press Release reporting First Quarter Earnings of NBC
                    Capital Corporation and disclosing its successful listing on the American Stock Exchange.

               99.3 Merger Agreement between NBC Capital Corporation and
                    Heritage Insurance Agency, LTD.


          (b)  Form 8-K

               None




The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three month period ended March 31, 2000, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



May 10, 2000                             /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer