Form 10-Q
period 2000-06-30
NBC CAPITAL CORP
filed 2000-08-11
CIK 742054

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549

                                FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000.

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

Common Stock, $1 Par Value - 7,167,659 shares as of June 30, 2000.



                    PART  I - FINANCIAL INFORMATION

                        NBC CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME FOR

                SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                              (Unaudited)

            (Amounts in thousands, except per share data)



                                                         2000      1999
                                                       ________   ________
INTEREST INCOME:

     Interest and Fees on Loans                        $ 27,896   $ 26,130
     Interest And Dividends On Investment Securities      6,828      5,622
     Other Interest Income                                  469      1,440
                                                       ________   ________
         Total Interest Income                           35,193     33,192

INTEREST EXPENSE:
     Interest on Deposit                                 14,711     14,298
     Interest on Borrowed Funds                           1,718      1,013
                                                       ________   ________
         Total Interest Expense                          16,429     15,311
                                                       ________   ________
             Net Interest Income                         18,764     17,881
         Provision for Possible Loan Losses                 765        630
                                                       ________   ________
             Net Interest Income After Provision for
             Loan Losses                                 17,999     17,251
                                                       ________   ________
NON-INTEREST INCOME:
    Income from Fiduciary Activities                        752        660
    Service Charge on Deposit Accounts                    2,621      2,411
    Insurance Commission and Fee Income                   1,684      1,636
    Other Non-Interest Income                             2,002      1,655
                                                       ________   ________
        Total Non-Interest Income                         7,059      6,362
    Gains (Losses) on Securities                            (20)        17

NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                        7,776      8,181
    Expense of Premises and Fixed Assets                  2,228      2,243
    Other Non-Interest Expense                            4,500      4,782
                                                       ________   ________

        Total Non-Interest Expense                       14,504     15,206
                                                       ________   ________

Income Before Income Taxes                               10,534      8,424
Income Taxes                                              3,031      1,873
                                                       ________   ________

NET INCOME                                             $  7,503   $  6,551
                                                       ========   ========

Net Earnings Per Share:
     Basic                                                $1.04      $0.91
                                                       ========   ========
     Diluted                                              $1.04      $0.91
                                                       ========   ========


                       NBC CAPITAL CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME FOR

                QUARTER ENDED JUNE 30, 2000 AND 1999

                             (Unaudited)

           (Amounts in thousands, except per share data)



                                                        2000       1999
                                                      ________   ________
INTEREST INCOME:
     Interest and Fees on Loans                       $ 14,109   $ 13,172
     Interest And Dividends On Investment Securities     3,511      2,851
     Other Interest Income                                 216        654
                                                      ________   ________
         Total Interest Income                          17,836     16,677

INTEREST EXPENSE:
     Interest on Deposit                                 7,598      7,113
     Interest on Borrowed Funds                            883        521
                                                      ________   ________
         Total Interest Expense                          8,481      7,634
                                                      ________   ________
        Net Interest Income                              9,355      9,043
     Provision for Possible Loan Losses                    382        315
                                                      ________   ________
        Net Interest Income After Provision for
        Loan Losses                                      8,973      8,728
                                                      ________   ________

NON-INTEREST INCOME:
     Income from Fiduciary Activities                      376        330
     Service Charge on Deposit Accounts                  1,361      1,265
     Insurance Commission and Fee Income                   787        630
     Other Non-Interest Income                           1,043        822
                                                      ________   ________
        Total Non-Interest Income                        3,567      3,047
        Gains (Losses) on Securities                       (20)        17
                                                      ________   ________

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                      4,104      4,110
     Expense of Premises and Fixed Assets                1,140      1,112
     Other Non-Interest Expense                          2,274      2,406
                                                      ________   ________
        Total Non-Interest Expense                       7,518      7,628
                                                      ________   ________

Income Before Income Taxes                               5,002      4,164
Income Taxes                                             1,388      1,037
                                                      ________   ________

NET INCOME                                            $  3,614   $  3,127
                                                      ========   ========

Net Earnings Per Share
    Basic                                             $   0.50   $   0.44
                                                      ========   ========
    Diluted                                           $   0.50   $   0.43
                                                      ========   ========

                         NBC CAPITAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS


                                                   Jun. 30,    Dec. 31,
                                                     2000        1999
      ASSETS                                       ________    ________
                                                  (Unaudited)  (Audited)
Cash and Balances Due From Banks:
   Noninterest-Bearing Balances                    $ 29,554    $ 80,288
   Interest-Bearing Balances                          2,199       1,895
                                                   ________    ________
      Total Cash and Due From Banks                  31,753      82,183
Held-To-Maturity Securities (Market value of
   $52,116 at June 30, 2000 and $31,406 at
   December 31, 1999)                                50,353      29,824
Available-For-Sale Securities                       202,796     200,456
                                                   ________    ________
   Total Securities                                 253,149     230,280
Federal Funds Sold and Securities Purchased
   Under Agreement to Resell                          3,713         201
Loans                                               632,143     623,751
Less:  Reserve for Loan Losses                      (10,117)    (10,194)
                                                   ________    ________
   Net Loans                                        622,026     613,557
Bank Premises and Equipment (Net)                    16,639      16,757
Interest Receivable                                   9,345       8,847
Other Assets                                         22,303      21,745
                                                   ________    ________

   TOTAL ASSETS                                    $958,928    $973,570
                                                   ========    ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-Interest Bearing                            $ 93,719    $ 92,506
   Interest Bearing Deposits                        684,940     660,304
                                                   ________    ________
      Total Deposits                                778,659     752,810
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                    13,559      28,666
Other Borrowed Funds                                 37,192      66,857
Interest Payable                                      3,151       2,813
Other Liabilities                                    12,215      11,173
                                                   ________    ________
   TOTAL LIABILITIES                                844,776     862,319
                                                   ________    ________
Shareholders' Equity:
   Common Stock $1 par Value, Authorized
      10,000 shares, issued 7,212,662                 7,213       7,213
Surplus and Undivided Profits                       111,127     107,255
Accumulated Other Comprehensive Income               (2,925)     (2,638)
Treasury Stock, at cost                              (1,263)       (579)
                                                   ________    ________
   TOTAL SHAREHOLDERS' EQUITY                       114,152     111,251
                                                   ________    ________

   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $958,928    $973,570
                                                   ========    ========



                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                (Unaudited)

                          (Amounts in thousands)

                                                     2000        1999
                                                   ________    ________
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                      $  7,503    $  6,551
   Adjustments to Reconcile Net Income
     to Net Cash:
      Depreciation and Amortization                   1,161       1,241
      Deferred Income Taxes (Credits)                    25        (954)
      Provision for Loan Losses                         765         630
      Loss (Gain) on Sale of Securities                  20         (17)
      (Increase) Decrease in Interest Receivable       (498)        529
      (Increase) Decrease in Other Assets              (836)        744
       Increase (Decrease) in Interest Payable          338         (50)
       Increase (Decrease) in Other Liabilities       1,042         (56)
                                                   ________    ________

   Net Cash Provided by Operating Activities          9,520       8,618

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from Maturities of Securities          6,515      27,447
      Proceeds from Sale of Securities                1,826       7,549
      Purchase of Securities                        (31,665)    (54,544)
      Increase in Loans                              (9,234)    (12,508)
      Additions of Bank Premises and Equipment         (765)     (1,179)
      Other Investing Activities                       (731)        438
                                                   ________    ________
   Net Cash Used in Investing Activities            (34,054)    (32,797)

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase in Deposits                           25,849         745
      Dividend Paid on Common Stock                  (3,461)     (1,909)
      Increase (Decrease) in Borrowed Funds         (44,772)     15,482
      Other Financing Activities                          0           0
                                                   ________    ________
   Net Cash Provided by (Used in) Financing
     Activities                                     (22,384)     14,318
                                                   ________    ________
   Net Decrease in Cash and Cash Equivalents        (46,918)     (9,861)

   Cash and Cash Equivalents at Beginning of Year    82,384      89,020
                                                   ________    ________

   Cash and Cash Equivalents at End of Quarter     $ 35,466    $ 79,159
                                                   ========    ========

   Interest                                        $ 16,091    $ 16,503
                                                   ========    ========

   Income Taxes                                    $  2,719    $  1,969
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


                             PART I.  ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                              JUNE 30, 2000


The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements included in this Form 10-Q.

Certain information included in this discussion contains forward-looking statements and information that are based on Management's conclusions, drawn from certain assumptions and information currently available to Management. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by Management by providing safe harbor for such information. Although management believes that the expectations reflected in such forward-looking statements are reasonable and based on Management's best judgements, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risk that assumptions will change and uncertainties will materialize. Should this happen, then underlying assumptions may prove to be significantly different and actual results may vary materially from those anticipated or projected


BUSINESS COMBINATIONS

On April 28, 2000, NBC Capital Corporation completed an acquisition of Heritage Insurance Agency, LTD., located in Starkville, Mississippi. Heritage was acquired for a combination of cash and Common Stock of NBC Capital Corporation. The transaction was accounted for as a purchase.
Upon completion of the transaction, Heritage became part of Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of National Bank of Commerce, which is a wholly-owned subsidiary of NBC Capital Corporation.

Merger related expenses associated with this transaction were not material to the consolidated financial statements of NBC Capital Corporation.


RESULTS OF OPERATIONS

First two quarters of 2000 compared to the first two quarters of 1999:

Earnings for the first two quarters of 2000 grew 14.5% to $7.50 million or $1.04 per share. This compares to $6.55 million to $.91 per share for the first two quarters of 1999. These 2000 totals equate to a 1.6% return on average assets and a 13.3% return on average equity.

Net interest income for the first two quarters of 2000 was $18.8 million compared to $17.9 million for 1999. This represents an increase of 5.0%. This increase resulted in a 21 basis point increase in the net interest margin and a $2.4 million increase in average earning assets.

Non-interest income grew from $6.4 million in 1999 to $7.1 million in 2000. This 10.9% increase was paced by a 13.9% increase in income from the Company's Trust and Financial Management activities and a 8.7% increase in income from deposit accounts. Additionally, other non-interest income increased by $347,000 or 20.9% while insurance commissions and fee income declined by $48,000 or 2.9%. The change in other non-interest income is made up of small changes in several of the accounts included in this category. The change in insurance commission and fee income relates directly to the volume of insurance product sold during these periods.

Non-interest expenses decreased 4.8% from $15.2 million to $14.5 million for the periods reported. This decrease resulted from a 4.9% decrease in the expenses associated with salaries and employee benefits. This decrease represents the benefits derived from the successful integration of FFBS Bancorp and Galloway-Chandler-McKinney Insurance Agency acquired during the third quarter of 1999. Other non-interest expenses also decreased by 5.9%. The major portion of this decrease resulted from the decrease in merger related expenses from 1999 to 2000.


Second quarter of 2000 compared to the second quarter of 1999:

Earnings for the second quarter of 2000 increased by 15.3% to $3.61 million or $.50 per share. This compares to $3.13 million or $.44 per share for the second quarter of 1999. These 2000 totals equate to a 1.5% return on average assets and a 12.7% return on average equity for the quarter.

Net interest income for the second quarter of 2000 was $9.36 million compared to $9.04 million for 1999. This represents an increase of 3.5%. This increase resulted from a 17 basis point increase in the net interest margin and a $4.3 million increase in average earning assets.

Non-interest income grew 17.1% resulting from a 13.9% increase in income from the Company's Trust and Financial Management activities and a 7.6% increase in income from deposit accounts. Additionally, other non-interest income increased by $221,000 or 26.9% while insurance commissions and fee income increased by $157,000 or 24.9%. The change in other non-interest income is made up of small changes in several of the accounts included in this category. The change in insurance commission and fee income relates directly to the volume of insurance product sold during these periods.

Non-interest expenses decreased 1.4% for the period reported. This decrease resulted from a 5.5% decrease in other non-interest expenses. The major portion of this decrease resulted from the decrease in merger related expenses from 1999 to 2000.


FINANCIAL CONDITION

The Company's balance sheet shows a decrease in total assets from $974 million to $959 million during the first two quarters of 2000. During this period, deposits increased by $26 million. During this same period, the Federal Home Loan Bank borrowings and Securities Sold Under Agreements to Repurchase decreased $30.0 million and $15.1 million, respectively. These changes resulted in a net decrease in available funds. Also during this period, Fed Funds Sold increased by $3.5 million, the investment securities portfolio increased by $22.9 million and net loans increased by $8.4 million. The funds for these changes came from a redeployment of cash reserves that were on hand at December 31, 1999, in anticipation of potential customer demand relating to Y2K, which did not materialize. Loan quality remains good. At the end of the second quarter, the ratio of non-performing loans to total loans remained low at .80%. Management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $111.3 million to $114.2 million during the first two quarters of 2000. This represented a 2.6% increase. During this period there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Shareholders' Equity decreasing from an unrealized loss of $2,638,000 at December 31, 1999, to an unrealized loss of $2,925,000 at June 30, 2000. Also, during the first two quarters of the year, the Company declared dividends of approximately $3,461,000.

Upon formation of the Corporation's ESOP, the Corporation was required by IRS regulations to provide a put option to the plan participants in order to provide liquidity to the participants who received Corporation common stock. During the first two quarters of 2000, the Corporation acquired, as treasury shares, 41,561 shares of its common stock as a result of the exercise of these put options.

The Company's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At June 30, 2000, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Company are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At
June 30, 2000, this amounted to approximately $13.5 million. Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Company and such loans are required to be on a fully secured basis.


                        PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          National Bank of Commerce is a defendant in a legal action involving the placement of collateral protection insurance (CPI). The litigation is a class action brought on behalf of "borrowers of National Bank of Commerce" who were charged for CPI premiums. The Bank intends to vigorously defend its position. Because the ultimate outcome of this legal matter cannot be predicated with any certainty, management is unable to determine the estimated loss or costs, if any, related to this litigation and, therefore, no provision for an anticipated loss has been provided for in the accompanying financial statements.

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

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    11   Statement re computation of per-share earnings

                    27   Financial Data Schedule

          (b)       Form 8-K

                    None



The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the six month period ended June 30, 2000, have been included.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NBC CAPITAL CORPORATION
                                    Registrant



August 8, 2000                      /s/ Richard T. Haston
Date                                Richard T. Haston
                                    Executive Vice President,
                                      Chief Financial Officer
                                      and Treasurer