Form 10-Q
period 2000-09-30
NBC CAPITAL CORP
filed 2000-11-13
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000.

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

Common Stock, $1 Par Value - 7,175,427 shares as of September 30, 2000.




                     PART  I - FINANCIAL INFORMATION
                         NBC CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME FOR
              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                              (Unaudited)


(Amounts in thousands, except per share data)


                                                      2000     1999
                                                     _______  _______
INTEREST INCOME:
     Interest and Fees on Loans                      $42,466  $38,935
     Interest And Dividends On Investment
        Securities                                    10,393    9,166
     Other Interest Income                               739    2,009
                                                     _______  _______
           Total Interest Income                      53,598   50,110

INTEREST EXPENSE:
     Interest on Deposit                              22,924   21,327
     Interest on Borrowed Funds                        2,556    1,741
                                                     _______  _______
           Total Interest Expense                     25,480   23,068
                                                     _______  _______
        Net Interest Income                           28,118   27,042
     Provision for Loan Losses                         1,047    1,729
                                                     _______  _______
        Net Interest Income After Provision for
           Loan Losses                                27,071   25,313
                                                     _______  _______
NON-INTEREST INCOME:
     Income from Fiduciary Activities                  1,128      990
     Service Charge on Deposit Accounts                3,954    3,658
     Insurance Commission and Fee Income               2,469    2,355
     Other Non-Interest Income                         2,947    2,630
                                                     _______  _______

           Total Non-Interest Income                  10,498    9,633
     Gains (Losses) on Securities                        (20)      37

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                   12,132   12,945
     Expense of Premises and Fixed Assets              3,392    3,407
        Other Non-Interest Expense                     6,941    9,053
                                                     _______  _______
           Total Non-Interest Expense                 22,465   25,405
                                                     _______  _______
Income Before Income Taxes                            15,084    9,578
Income Taxes                                           4,213    1,978
                                                     _______  _______

NET INCOME                                           $10,871  $ 7,600
                                                     =======  =======
Net Earnings Per Share:
     Basic                                           $  1.51  $  1.05
     Diluted                                         $  1.51  $  1.05


                         NBC CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME FOR
              QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

                               (Unaudited)


(Amounts in thousands, except per share data)

                                                          2000     1999
                                                        _______   _______
INTEREST INCOME:
      Interest and Fees on Loans                        $14,570   $12,805
      Interest And Dividends On Investment Securities     3,565     3,544
      Other Interest Income                                 270       569
                                                        _______   _______
         Total Interest Income                           18,405    16,918

INTEREST EXPENSE:
     Interest on Deposit                                  8,213     7,029
     Interest on Borrowed Funds                             838       728
                                                        _______   _______
         Total Interest Expense                           9,051     7,757
                                                        _______   _______

         Net Interest Income                              9,354     9,161
     Provision for Loan Losses                              282     1,099
                                                        _______   _______

        Net Interest Income After Provision for
           Loan Losses                                    9,072     8,062
                                                        _______   _______

NON-INTEREST INCOME:
      Income from Fiduciary Activities                      376       330
      Service Charge on Deposit Accounts                  1,333     1,247
      Insurance Commission and Fee Income                   785       719
      Other Non-Interest Income                             945       975
                                                        _______   _______
        Total Non-Interest Income                         3,439     3,271
        Gains (Losses) on Securities                          0        20
                                                        _______   _______

NON-INTEREST EXPENSE:
      Salaries and Employee Benefits                      4,356     4,764
      Expense of Premises and Fixed Assets                1,164     1,164
      Other Non-Interest Expense                          2,441     4,271
                                                        _______   _______
         Total Non-Interest Expense                       7,961    10,199
                                                        _______   _______

Income Before Income Taxes                                4,550     1,154
Income Taxes                                              1,182       105
                                                        _______   _______

NET INCOME                                              $ 3,368   $ 1,049
                                                        =======   =======
Net Earnings Per Share
      Basic                                             $  0.47   $  0.15
                                                        =======   =======
      Diluted                                           $  0.47   $  0.15
                                                        =======   =======


                     NBC CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                                            Sep. 30, 2000  Dec. 31, 1999
                                               ________      ________
                                              (Unaudited)    (Audited)
   ASSETS:
Cash and Balances Due From Banks:
   Noninterest -Bearing Balances               $ 29,763      $ 80,288
   Interest-bearing Balances                      2,238         1,895
                                               ________      ________
     Total Cash and Due From Banks               32,001        82,183
Held-To-Maturity Securities (Market value of
   $52,989 at September 30, 2000 and $31,406
   at December 31, 1999)                         50,425        29,824
Available-For-Sale Securities                   197,911       200,456
                                               ________      ________
   Total Securities                             248,336       230,280
Federal Funds Sold and Securities Purchased
   Under Agreement to Resell                      6,871           201
Loans                                           637,118       623,751
Less: Reserve for Loan Losses                    (9,948)      (10,194)
                                               ________      ________
   Net Loans                                    627,170       613,557
Bank Premises and Equipment (Net)                16,692        16,757
Interest Receivable                               9,752         8,847
Other Assets                                     22,661        21,745
                                               ________      ________

      TOTAL ASSETS                             $963,483      $973,570
                                               ========      ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-Interest Bearing                        $ 93,724      $ 92,506
   Interest Bearing Deposits                    683,935       660,304
                                               ________      ________
      Total Deposits                            777,659       752,810
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                15,693        28,666
Other Borrowed Funds                             35,879        66,857
Interest Payable                                  3,513         2,813
Other Liabilities                                13,677        11,173
                                               ________      ________

      TOTAL LIABILITIES                         846,421       862,319
                                               ________      ________
Shareholders' Equity:
   Common Stock $1 par Value, Authorized
      10,000,000 shares, Issued 7,212,662         7,213         7,213
Surplus and Undivided Profits                   112,641       107,255
Accumulated Other Comprehensive Income           (1,750)       (2,638)
Treasury Stock, at cost                          (1,042)         (579)
                                               ________      ________
   TOTAL SHAREHOLDERS' EQUITY                   117,062       111,251
                                               ________      ________
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $963,483      $973,570
                                               ========      ========



                   CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                               (Unaudited)


(Amounts in thousands)
                                                 2000          1999
                                               ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                  $ 10,871      $  7,600
   Adjustments to Reconcile Net Income
     to Net Cash
       Depreciation and Amortization              1,760         1,764
       Deferred Income Taxes (Credits)               38        (1,578)
       Provision for Loan Losses                  1,047         1,729
       Loss (Gain) on Sale of Securities             20           (37)
       (Increase) Decrease in Interest
         Receivable                                (905)          624
       (Increase) Decrease in Other Assets       (2,076)       (3,002)
       Increase (Decrease) in Interest
         Payable                                    700           (35)
       Increase (Decrease) in Other
         Liabilities                              2,504        (1,064)
                                               ________      ________
   Net Cash Provided by Operating Activities     13,959         6,001

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Maturities of Securities        12,575        30,009
   Proceeds from Sale of Securities               1,826        12,333
   Purchase of Securities                       (31,132)      (56,167)
   (Increase) Decrease in Loans                 (14,660)      (16,875)
   (Additions) Disposal of Bank Premises
     and Equipment                               (1,285)       (1,510)
   Other Investing Activities                      (510)         (168)
                                               ________      ________
   Net Cash Used in Investing Activities        (33,186)      (32,378)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (Decrease) in Deposits               24,849       (20,020)
   Dividend Paid on Common Stock                 (5,183)       (1,020)
   Increase (Decrease) in Borrowed Funds        (43,951)       26,738
   Other Financing Activities                         0             0
                                               ________      ________
   Net Cash Provided by Financing Activities    (24,285)        5,698
                                               ________      ________
Net Increase (decrease) in Cash and Cash
   Equivalents                                  (43,512)      (20,679)

Cash and Cash Equivalents at Beginning of
   Year                                          82,384        89,020
                                               ________      ________

Cash and Cash Equivalents at End of Period     $ 38,872      $ 68,341
                                               ========      ========
Interest                                       $ 24,780      $ 23,103
                                               ========      ========
Income Taxes                                   $  3,888      $  2,838
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

These acquisitions were accounted for as poolings of interest. As a result, Generally Accepted Accounting Principles required that the balances and results of operations of these acquired companies be included in the Balance Sheets and Statements of Income for NBC from the beginning of the earliest period reported. Therefore, certain 1999 Financial Statements, included in this report, have been restated to include balances and results of Operations for these acquired Companies.


                          PART I.  ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS

                        SEPTEMBER 30, 2000


The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements included in this Form 10-Q.

Certain information included in this discussion contains forward-looking statements and information that are based on Management's conclusions, drawn from certain assumptions and information currently available to Management. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by Management by providing safe harbor for such information. Although management believes that the expectations reflected in such forward-looking statements are reasonable and based on Management's best judgements, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risk that assumptions will change and uncertainties will materialize. Should this happen, then underlying assumptions may prove to be significantly different and actual results may vary materially from those anticipated or projected


RESULTS OF OPERATIONS

First three quarters of 2000 compared to the first three quarters of 1999

Earnings for the first three quarters of 2000 grew 43.0% to $10.87 million or $1.51 per share. This compares to $7.60 million or $1.05 per share for the first three quarters of 1999. These 2000 totals equate to a 1.5% return on average assets and a 12.7% return on average equity.

Net interest income for the first three quarters of 2000 was $28.1 million compared to $27.0 million for 1999. This represents an increase of 4.0%. This increase resulted in a 6 basis point increase in the net interest margin and a $27.0 million increase in average earning assets.

The provision for loan losses for the first three quarters of 2000 was $1.0 million compared to $1.7 million for the same period of 1999. This represents a decrease of 39.4%. A special provision of $784,000 was made during the third quarter of 1999 resulting from the acquisition of FFBS Bancorp, Inc., as of August 31, 1999.

Non-interest income grew from $9.6 million in 1999 to $10.5 million in 2000. This 9.0% increase was paced by a 13.9% increase in income from Fiduciary Activities and a 8.1% increase in income from deposit accounts. The increase in income from Fiduciary Activities resulted from growth in the level of assets under management and the increase in income from service charge on deposit accounts resulted from an overall growth in the deposit accounts and from improvements in collecting the fees earned on these accounts. Additionally, other non-interest income increased by $317,000 or 12.1% while insurance commissions and fee income increased by $114,000 or 4.8%. The change in other non-interest income is made up of small changes in several of the accounts included in this category. The change in insurance commission and fee income relates directly to the volume of insurance products sold during these periods.

Non-interest expenses decreased 11.8% from $25.4 million to $22.5 million for the periods reported. This decrease resulted from a 6.3% decrease in the expenses associated with salaries and employee benefits. This decrease represents the benefits derived from the successful integration of FFBS Bancorp and Galloway-Chandler-McKinney Insurance Agency acquired during the third quarter of 1999. Other non-interest expenses also decreased by 23.3%. This decrease resulted from the decrease in merger related expenses from 1999 to 2000.

The effective tax rate for the nine month period increased from 20.7% in 1999 to 27.9% in 2000. This increase resulted from restating the 1999 numbers for the acquisitions completed during the third quarter of 1999. FFBS Bancorp, Inc., incurred heavy merger expenses prior to the completion of the merger on August 31, 1999 and Galloway-Chandler-McKinney Insurance Agency was a Sub S corporation prior to the acquisition; therefore, had no income tax expense to be included in the restatement.

Third quarter of 2000 compared to the third quarter of 1999

Earnings for the third quarter of 2000 increased by 221.1% to $3.37 million or $.47 per share. This compares to $1.05 million or $.15 per share for the third quarter of 1999. These 2000 totals equate to a 1.4% return on average assets and a 11.7% return on average equity for the quarter.

Net interest income for the third quarter of 2000 was $9.35 million compared to $9.16 million for 1999. This represents an increase of 2.1%. This increase resulted from a one basis point increase in the net interest margin and a $51.6 million increase in average earning assets.

The provision for loan losses for the third quarter of 2000 was $282,000 compared to $1,099,000 for the same period of 1999. This represents a decrease of 74.3%. A special provision of $784,000 was made during the third quarter of 1999 resulting from the acquisition of FFBS Bancorp, Inc., as of August 31, 1999.

Non-interest income grew 5.1% resulting from a 13.9% increase in income from the Company's Trust and Financial Management activities and a 6.9% increase in income from deposit accounts. The increase in income from Fiduciary Activities resulted from growth in the level of assets under management and the increase in income from service charge on deposit accounts resulted from an overall growth in deposit accounts and from improvements in collecting the fees earned on these accounts. Additionally, other non-interest income decreased by $30,000 or 3.1% while insurance commissions and fee income increased by $66,000 or 9.2%. The change in other non-interest income is made up of small changes in several of the accounts included in this category. The change in insurance commission and fee income relates directly to the volume of insurance products sold during these periods.

Non-interest expenses decreased 21.9% from $10.2 million to $8.0 million. This decrease resulted from a 8.6% decrease in the expenses associated with salaries and employee benefits. This decrease represents the benefits derived from the successful integration of FFBS Bancorp and Galloway-Chandler-McKinney Insurance Agency acquired during the third quarter of 1999. Other non-interest expenses also decreased by 42.8%.
This decrease resulted from the decrease in merger related expenses from 1999 to 2000.

The effective tax rate for the third quarter increased from 9.1% in 1999 to 26.0% in 2000. This increase resulted from restating the 1999 numbers for the acquisitions completed during the third quarter of 1999. FFBS Bancorp, Inc., incurred heavy merger expenses during the third quarter 1999, resulting in a loss for the quarter and Galloway-Chandler-McKinney Insurance Agency was a Sub S corporation prior to the acquisition; therefore, had no income tax expense to be included in the restatement.


FINANCIAL CONDITION

The Company's balance sheet shows a decrease in total assets from $974 million to $963 million during the first three quarters of 2000. During this period, deposits increased by $24.8 million. During this same period, the Federal Home Loan Bank borrowings and Securities Sold Under Agreements to Repurchase decreased $31.0 million and $13.0 million, respectively. These changes resulted in a net decrease in available funds. Also during this period, Fed Funds Sold increased by $6.7 million, the investment securities portfolio increased by $18.1 million and net loans increased by $13.6 million. The major portion of the funds for these changes came from a redeployment of cash reserves that were on hand at December 31, 1999, in anticipation of potential customer demand relating to Y2K, which did not materialize. Loan quality remains good. At the end of the third quarter, the ratio of non-performing loans to total loans remained low at .54%. Management is committed to not relaxing its underwriting standards.

Shareholders' equity increased from $111.3 million to $117.0 million during the first three quarters of 2000. This represented a 5.2% increase. During this period there was an increase in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Shareholders' Equity changing from an unrealized loss of $2,638,000 at December 31, 1999, to an unrealized loss of $1,750,000 at September 30, 2000. Also, during the first three quarters of the year, the Company declared dividends of approximately $5,183,000.

Upon formation of the Corporation's ESOP, the Corporation was required by IRS regulations to provide a put option to the plan participants in order to provide liquidity to the participants who received Corporation common stock. During the first three quarters of 2000, the Corporation acquired, as treasury shares, 37,235 shares of its common stock as a result of the exercise of these put options.

The Company's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At September 30, 2000, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Company are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. At September 30, 2000, this amounted to approximately $16.9 million. Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Company and such loans are required to be on a fully secured basis.


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

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11   Statement re computation of per-share earnings

               27   Financial Data Schedule

         (b)   Form 8-K

               None


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the nine month period ended September 30, 2000, have been included.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



November 8, 2000                         /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer