Form 10-K
period 2000-12-31
NBC CAPITAL CORP
filed 2001-03-30
CIK 742054

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended       December 31, 2000

Commission File Number          0-12885

                NBC Capital Corporation
(Exact name of registrant as specified in its charter)

         Mississippi                     64-0694755
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


NBC Plaza, Starkville, Mississippi          39760-1187
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(662) 323-1341

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:  Common stock, $1 par value
Name of each exchange on which registered:  American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X               No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of the voting stock held by nonaffiliates as of March 23, 2001, was approximately:

         $106,345,000
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 6,222,632 shares outstanding as of March 23, 2001.


Documents incorporated by reference -

     Portions of the Proxy Statement dated April 9, 2001, are incorporated by reference into Part III.


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

NBC Capital Corporation

     The Company is a bank holding company which was organized under the laws of the State of Mississippi. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce (NBC), a national banking corporation. For the year ended December 31, 2000, the Company's subsidiaries accounted for approximately 99% of the Company's consolidated income and consolidated expenses.

National Bank of Commerce

     NBC was originally formed through a series of mergers which began in 1972 and concluded on October 1, 1974. In March, 1991, NBC acquired the assets and assumed the liabilities of the Bank of Philadelphia. In 1994, the Company acquired NBC of Tuscaloosa (formerly First State Bank of Tuscaloosa). On December 31, 1998, the Company acquired all the outstanding common stock of First National Corporation of West Point ("FNC") in exchange for 864,736 shares of the Company's common stock. The acquisition was accounted for as a pooling of interest. FNC was merged into the Company and FNC's wholly-owned subsidiary banks, First National Bank of West Point and National Bank of the South, were merged into NBC. Concurrently, the Company's subsidiary, NBC of Tuscaloosa, was merged into NBC (formerly NBC of Mississippi). As a result of the acquisition and reorganization, NBC was the resulting financial institution. Also, First National Finance Company, a wholly-owned finance company subsidiary of FNC became a wholly-owned subsidiary of the Company. On August 31, 1999, the Company acquired all the outstanding stock of FFBS Bancorp, Inc. (FFBS). FFBS was the holding company of its wholly-owned savings bank, First Federal Bank for Savings (First Federal), Columbus, Mississippi. The Company exchanged 1,396,162 shares of its common stock and a nominal amount of cash in lieu of fractional shares for each common share of FFBS. First Federal was merged into NBC with NBC as the surviving institution. The transaction was accounted for as a pooling of interests and historical financial statements of the Company were restated to give effect of the acquisition. On September 30, 1999, NBC acquired the insurance agencies of Galloway-Wiggers Insurance Agency, Inc., Kyle Chandler Insurance Agency, Inc., Galloway-Chandler-McKinney, Inc., and Napier Insurance Agency, Inc. NBC exchanged 173,184 of the Company's common stock for all of the issued and outstanding stock of the insurance agencies. The insurance agencies were combined into a wholly-owned subsidiary of NBC, Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM). The acquisition was accounted for as a pooling of interests. The historical financial statements of the Company were not restated as the changes would have been immaterial. On April 28, 2000, GCM acquired Heritage Insurance Agency, Ltd., an independent insurance agency located in Starkville, Mississippi, for $47,025 in cash and 14,028 shares of the Company's common stock. The acquisition was accounted for as a purchase.

     NBC is the largest commercial bank domiciled in the north central area of the state known as the Golden Triangle. A total of twenty-six banking facilities and an operation/administration center serves the communities of Aberdeen, Amory, Brooksville, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the home office in Starkville. The Bank also serves the Tuscaloosa, Alabama, area with a main office and four branch locations.

     NBC is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 2000.

     NBC provides a complete line of wholesale and retail services including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank.

     NBC utilizes a written Asset/Liability Management Policy which calls for a static gap position of no more than a plus or minus 10% of aggregate assets over a 24-month period.

     NBC is operated in a conservative fashion while meeting the needs of the community. There has been no disposition of any material amounts of assets nor has there been a material change in the mode of conducting business. No major changes in operations are planned for the near future.

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 2000 and 1999, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

Galloway-Chandler-McKinney Insurance Agency, Inc.

     Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM) is a wholly-owned subsidiary of NBC. GCM operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, life insurance, annuities, and other commercial lines. GCM is the result of the insurance agencies acquired on September 30, 1999, and April 28, 2000, as previously described. GCM has locations in Columbus, West Point, Amory, Starkville, and Aberdeen, Mississippi. At December 31, 2000, GCM had total assets of approximately $2.4 million, and for the year ended December 31, 2000, reported gross revenues of approximately $3.6 million.

NBC Insurance Services of Alabama, Inc.

     NBC Insurance Services of Alabama is a wholly-owned subsidiary of NBC and was formed in 1999 for the purpose of selling annuity products in the State of Alabama. For the years ended December 31, 2000 and 1999, its activities were not significant. Management anticipates significant revenues from this activity, but is uncertain as to anticipated results since activities remain in the development stage.

First National Finance

     First National Finance (Finance), a wholly-owned subsidiary of the Company, is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than those of NBC. Its loan portfolio totaled approximately $1.3 million at December 31, 2000.
Finance is located in West Point, Mississippi. Finance was acquired as part of the FNC acquisition previously mentioned.

Competition

     NBC and its subsidiaries currently serve six counties and ten municipalities in North Central Mississippi. Over this same area, the bank competes directly with approximately 16 competing banking institutions, numerous credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $150 million to in excess of $45 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks depends on whether the reference is made to the branch banks or to their parent banks. Several other competitors are branches or divisions of nationwide and regional companies with more resources than the Company and its subsidiaries.

     NBC also serves the City of Tuscaloosa, Alabama, with a main office and four branch locations. The bank competes with approximately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $150 million to $45 billion. Asset size of the competitive banks depends on whether reference is made to the branch banks or to their parent bank. In Tuscaloosa, NBC also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies.

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

     In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

     Dividends paid by the Company are substantially provided from dividends from NBC. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 2000, NBC had available for payment of dividends to the Company, without prior approval of its regulator, approximately $17.5 million.

     The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary bank. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's bank subsidiary for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's bank subsidiary's FDIC assessment, trust services and asset/liability management. At December 31, 2000, the Tier 1 and total capital ratios, respectively, of the Company (consolidated) and NBC (individually) were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

     The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

     (a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC, and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution's rating under the regulatory CAMELS rating system. Institutions with CAMELS ratings of one that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2000, the Company's leverage capital ratio was 12.1%.

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 3.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 2000, the Company's Tier 1 and total capital ratios were 18.1% and 19.4%, respectively.

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

     The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.
These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     Interest and certain other charges collected or contracted by Banks are often subject to state usuary laws and certain federal laws concerning interest rates. The loan operations are also subject to certain federal laws applicable to credit transactions. These include but are not limited to the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations also are subject to certain laws and regulations, included but not limited to, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Recent Regulatory Developments

     The Gramm-Leach-Bailey Act was signed into law in November, 1999, and allows banks to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities through the use of "financial holding companies." The expanded powers, which became effective March 11, 2001, generally are available to banks only if the bank and its bank subsidiaries remain well-capitalized and well-managed, and have a satisfactory CRA rating. Under the Act, a national bank may engage in expanded financial activities through a "financial subsidiary," provided the aggregate assets of all of its financial subsidiaries do not exceed the lesser of 45 percent of the bank's assets or $50 billion. A financial subsidiary may underwrite any financial product other than insurance and may sell any financial product, including title insurance. A national bank itself may not sell title insurance, however, unless the state in which the bank is located permits state banks to sell title insurance.

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

Executive Officers

     The executive officers of the Company and its bank subsidiary, NBC, are listed below. The title indicates a position held in the Company and the bank.

         Name and Title        Age           Five Year Experience
_____________________________  ___  ____________________________________

L. F. Mallory, Jr.              58  Chairman and Chief Executive Officer,
 Chairman and Chief Executive        NBC Capital Corporation and NBC
 Officer, NBC Capital
 Corporation and NBC

Bobby Harper                    59  Chairman of Executive Committe, NBC
 Chairman of the Executive           Capital Corporation and Executive
 Committee, NBC Capital              Vice President, Banking Center
 Corporation and Executive           Administration, NBC
 Vice President, Banking
 Center Administration, NBC

Hunter M. Gholson               68  Secretary of NBC Capital Corporation
 Secretary                           and NBC

Mark A. Abernathy               44  President and Chief Operating Officer,
 President and Chief                 NBC Capital Corporation and NBC since
 Operating Officer, NBC              December, 1997, Executive Vice
 Capital Corporation and NBC         President and Chief Operating Officer
                                     of NBC Capital Corporation and NBC
                                     from August, 1994 - December, 1997

Richard Haston                  54  Executive Vice President, Chief
 Executive Vice President,           Financial Officer, and Treasurer,
 CFO, and Treasurer, NBC             NBC Capital Corporation, and
 Capital Corporation and             Executive Vice President and
 Executive Vice President            Chief Financial Officer, NBC, since
 and Chief Financial Officer,        January, 1997; Senior Vice
 NBC                                 President - Finance, NBC Capital
                                     Corporation and NBC from
                                     September, 1996 - December, 1996;
                                     Executive Vice President and Chief
                                     Financial Officer of Legacy
                                     Securities Corp., Memphis, Tennessee,
                                     April, 1996 - September, 1996;
                                     and President and Chief Financial
                                     Officer of Calibre Financial Group,
                                     June, 1993 - March, 1996

Tommy M. Tomlinson              47  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Credit Administration,
 Vice President, Credit              NBC, since January, 1999;
 Administration, NBC                 Executive Vice President and Senior
                                     Credit Officer of the Starkville
                                     Banking Center, NBC, from
                                     January, 1996 - December 1998

Clifton B. Fowler               52  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC,
 Corporation and President,          Starkville Banking Center
 NBC, Starkville Banking
 Center

Thomas J. Prince, Jr.           59  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Division Manager of
 Vice President, Division            Consumer Financial Service, NBC,
 Manager of Consumer Financial       since April, 1998;  Vice President,
 Services, NBC                       NBC Capital Corporation and
                                     President, NBC, Aberdeen Banking
                                     Center from January, 1985 -
                                     April, 1998

John Davis                      45  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Senior Vice
 Corporation and Senior Vice         President and Trust Officer,
 President and Trust Officer,        NBC since January, 1999, Vice
 NBC                                 President and Trust Officer
                                     of NBC from January, 1991 -
                                     December, 1998

Donald J. Bugea, Jr.            47  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President and Investment
 Vice President and Investment       Officer, NBC
 Officer, NBC


Personnel

     At December 31, 2000, NBC had approximately 411 full-time employees, Finance had 3 full-time employees and GCM had approximately 48 full-time employees. The Company, Service, and CNIC had no employees at December 31, 2000.


ITEM 2 - PROPERTIES

     The Company, Service and CNIC owned no properties at December 31, 2000. GCM and Finance operate out of leased office buildings.

     The following listing describes the locations and general character of the Bank-owned properties:

                                                             Approximate
                                                             Office Space
                Type                     Location           (Square Feet)
______________________________  _________________________   _____________

NBC:

Main Office                     Starkville, Mississippi          35,000
University Branch               Starkville, Mississippi           1,485
Motor Branch                    Starkville, Mississippi           2,000
Operations Center               Starkville, Mississippi          16,500
Starkville Crossing             Starkville, Mississippi           2,000

Main Office                     Columbus, Mississippi            36,000
Mortgage Loan Center            Columbus, Mississippi            14,000
North Columbus Branch           Columbus, Mississippi             1,440
Fairlane Branch                 Columbus, Mississippi             2,400
Bluecutt Road Branch            Columbus, Mississippi             3,200

New Hope Branch                 New Hope, Mississippi             1,500

Main Office                     Aberdeen, Mississippi            11,026
Maple Street Branch             Aberdeen, Mississippi               998
Highway 45 North Branch         Aberdeen, Mississippi             1,205

Main Office                     Amory, Mississippi                8,550
Medical and Industrial
  Center Branch                 Amory, Mississippi                  950

Main Office                     Brooksville, Mississippi          3,000

Main Office                     Hamilton, Mississippi             1,800

Main Office                     Maben, Mississippi                4,000

Main Office                     Philadelphia, Mississippi         6,000
Northside Branch                Philadelphia, Mississippi           300
Southside Branch                Philadelphia, Mississippi           450
Westside Branch                 Philadelphia, Mississippi         3,250

Main Office                     Tuscaloosa, Alabama              30,000
Northport Branch                Tuscaloosa, Alabama               3,018
University Branch               Tuscaloosa, Alabama               2,480
North Tuscaloosa Branch         Tuscaloosa, Alabama               3,250
Highway 69 South Branch         Tuscaloosa, Alabama               2,000

Main Office                     West Point, Mississippi          18,000
East Main Branch                West Point, Mississippi           1,900
Highway 45 South Branch         West Point, Mississippi           1,520
Highway 45 North Branch         West Point, Mississippi             825

     In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.


ITEM 3 - LEGAL PROCEEDINGS

     NBC is a defendant in a lawsuit in which a class is pursuing unspecified and punitive damages as a result of the placement of collateral protection insurance. NBC has vigorously defended its position and, as of March 15, 2001, had reached a preliminary settlement in the amount of $450,000. The settlement is yet to be approved by the court.

     There are no other pending proceedings of a material nature to which the Company, or its subsidiaries, are a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) Effective April 20, 2000, the Company listed its stock on the American Stock Exchange and is currently traded on the AMEX under the symbol NBY. Prior to that date, the stock was traded on the NASDAQ Inter-Dealer Market under the symbol NBCA. The following table sets forth the range of sales prices of the Company's common stock for the periods indicated.

         1999         First            $40.000           $37.875
                      Second            38.500            30.000
                      Third             33.500            27.250
                      Fourth            31.500            26.000

         2000         First            $29.000           $20.000
                      Second            21.375            20.000
                      Third             20.625            18.625
                      Fourth            20.000            18.750

 (b) At December 31, 2000, the Company had approximately 2,700 security holders.

 (c) Dividends on common stock were declared quarterly in 2000 and semiannually in June and December of 1999 and totaled as follows:

                                                      (In thousands)
                                                       December 31,
                                                      ______________
                                                       2000    1999
                                                      ______  ______

   Dividends declared, $.97 per share                 $6,963  $   -

   Dividends declared, $.87 per share                     -    5,983

                                                      ______  ______

                                                      $6,963  $5,983
                                                      ======  ======

ITEM 6 - SELECTED FINANCIAL DATA

                                  Years Ended December 31,
                        2000      1999      1998     1997     1996
                    __________ ___________ ________ ________ ________
                           (In thousands, except per share data)
INCOME DATA
Interest and
 fees on loans      $   57,535 $    52,219 $ 52,955 $ 51,682 $ 46,972
Interest and
 dividends on
 securities             14,052      12,430   13,416   13,755   14,076
Other interest
 income                  1,148       2,440    1,953    1,268      787
                    __________ ___________ ________ ________ ________
 Total interest
  income                72,735      67,089   68,324   66,705   61,835
Interest expense        34,978      30,998   32,744   30,877   27,723
                    __________ ___________ ________ ________ ________
 Net interest
  income                37,757      36,091   35,580   35,828   34,112
Provision for
 loan losses             1,280       1,769    3,187    1,482    1,677
                    __________ ___________ ________ ________ ________
Net interest
 income after
 provision for
 loan losses            36,477      34,322   32,393   34,346   32,435
                    __________ ___________ ________ ________ ________
Service charges
 on deposit
 accounts                5,306       5,230    4,720    4,653    4,453
Other income             8,456       7,824    4,871    3,759    3,509
                    __________ ___________ ________ ________ ________
Total noninterest
 income                 13,762      13,054    9,591    8,412    7,962
                    __________ ___________ ________ ________ ________
Salaries and
 employee
 benefits               17,260      17,545   16,024   14,651   14,146
Occupancy and
 equipment
 expense                 4,539       4,213    3,778    3,558    3,154
Other expenses           9,118      12,211    9,299    8,041    8,551
                    __________ ___________ ________ ________ ________
Total noninterest
 expenses               30,917      33,969   29,101   26,250   25,851
                    __________ ___________ ________ ________ ________
Income before
 income taxes           19,322      13,407   12,883   16,508   14,546
Income taxes             5,277       2,899    2,881    4,826    3,729
                    __________ ___________ ________ ________ ________

Net income          $   14,045 $    10,508 $ 10,002 $ 11,682 $ 10,817
                    ========== =========== ======== ======== ========
PER SHARE DATA
Net income -
 basic                   $1.96       $1.46    $1.43    $1.68    $1.54
Net income -
 diluted                  1.96        1.46     1.42     1.67     1.53
Dividends                  .97         .87      .73      .66      .61

FINANCIAL DATA
Shares issued            7,213       7,213    7,045    7,044    7,036
Total assets        $1,009,515 $   973,570 $937,147 $900,886 $847,131
Net loans              637,800     613,557  576,731  563,590  535,886
Total deposits         804,804     752,810  776,955  734,107  707,240
Total
 stockholders'
 equity                120,123     111,251  111,868  105,304  100,774


(1) Financial data includes accounts of significant pooled acquisitions for all years presented.
(2) Merger-related expenses amounted to $2.5 million after tax in 1999 and $1.8 million after tax in 1998.



                     SUPPLEMENTAL STATISTICAL INFORMATION

  I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. Average balance sheets (consolidated):

        The following table presents, for the years indicated, condensed daily average balance sheet information.

                                                (In Thousands)
            Assets                           2000     1999      1998
                                          ________  ________  ________

        Cash and due from banks           $ 28,968  $ 36,514  $ 32,419
        Securities:
          Taxable                          133,497   128,605   136,689
          Non-taxable                      118,341   106,062   104,961
                                          ________  ________  ________
            Total securities               251,838   234,667   241,650
        Federal funds sold and other
          interest-bearing assets           17,962    50,951    51,101

        Loans, net of unearned interest    630,538   605,561   579,649
        Less reserve for loan losses        10,093    10,514     8,993
                                          ________  ________  ________
          Net loans                        620,445   595,047   570,656
        Other assets                        45,041    36,247    29,248
                                          ________  ________  ________

        Total Assets                      $964,254  $953,426  $925,074
                                          ========  ========  ========


                                                (In Thousands)
            Liabilities and                 2000      1999      1998
            Stockholders' Equity          ________  ________  ________

        Deposits:
          Noninterest-bearing             $ 94,038  $ 89,950  $ 91,262
          Interest-bearing                 685,287   674,606   667,855
                                          ________  ________  ________
            Total deposits                 779,325   764,556   759,117

        Federal funds purchased and
          securities sold under
          agreement to repurchase           18,734    18,985    12,936
        Borrowed funds                      39,781    44,428    30,562
        Other liabilities                   10,806    11,735    12,850
                                          ________  ________  ________

          Total liabilities                848,646   839,704   815,465

        Stockholders' equity               115,608   113,722   109,609
                                          ________  ________  ________
        Total Liabilities and
          Stockholders' Equity            $964,254  $953,426  $925,074
                                          ========  ========  ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:
                                                ($ In Thousands)
                                                 Average Balance
                                          ____________________________
                                            2000      1999      1998
                                          ________  ________  ________
        EARNING ASSETS
        Net loans                         $620,445  $595,047  $570,656
        Federal funds sold and
         other interest-bearing
         assets                             17,962    50,951    51,101
        Securities:
         Taxable                           133,497   128,605   136,689
         Nontaxable                        118,341   106,062   104,961
                                          ________  ________  ________
        Totals                             890,245   880,665   863,407
                                          ________  ________  ________

        INTEREST-BEARING LIABILITIES
        Interest-bearing deposits          685,287   674,606   667,855
        Borrowed funds, federal funds
          purchased and securities sold
          under agreement to repurchase     58,515    63,413    43,498
                                          ________  ________  ________

        Totals                             743,802   738,019   711,353
                                          ________  ________  ________

        Net Amounts                       $146,443  $142,646  $152,054
                                          ========  ========  ========


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   2000    1999    1998   2000 1999 1998
                                 _______ _______ _______  ____ ____ ____
        EARNING ASSETS
        Net loans                $57,535 $52,219 $52,955  9.27 8.78 9.28
        Federal funds sold and
         other interest-bearing
         assets                    1,148   2,440   1,953  6.39 4.80 3.82
        Securities:
         Taxable                   7,966   6,981   7,748  5.97 5.43 5.67
         Nontaxable                6,086   5,449   5,668  5.14 5.14 5.40
                                 _______ _______ _______  ____ ____ ____

        Totals                   $72,735 $67,089 $68,324  8.17 7.62 7.91
                                 ======= ======= =======  ==== ==== ====


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   2000    1999    1998   2000 1999 1998
                                 _______ _______ _______  ____ ____ ____
        INTEREST-BEARING
        LIABILITIES
        Interest-bearing
         deposits                $31,559 $28,399 $30,416  4.61 4.21 4.55
        Borrowed funds, federal
         funds purchased and
         securities sold under
         agreement to repurchase   3,419   2,599   2,328  5.84 4.10 5.35
                                 _______ _______  ______  ____ ____ ____

        Totals                    34,978  30,998  32,744  4.70 4.20 4.60
                                 _______ _______  ______

        Net interest income      $37,757 $36,091 $35,580
                                 ======= ======= =======

        Net yield on earning assets                       4.24 4.10 4.12


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

C.  Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

                            (In Thousands)          (In Thousands)
                            2000 Over 1999          1999 Over 1998
                     _________________________  ________________________
                           Change Due To:            Change Due To:
                     _________________________  ________________________
                      Total    Rate    Volume    Total    Rate    Volume
                     _______  _______  _______  _______  _______  _______
EARNING ASSETS
Net loans            $ 5,316  $ 3,033  $ 2,283  $  (736) $(3,453) $ 2,717
Federal funds sold
 and other interest-
 bearing assets       (1,292)   1,382   (2,674)     487      493       (6)
Securities:
 Taxable                 985      712      273     (767)    (320)    (447)

 Nontaxable              637        6      631     (219)    (279)      60

                     _______  _______  _______  _______  _______  _______

Totals               $ 5,646  $ 5,133  $   513  $(1,235) $(3,559) $ 2,324

                     =======  =======  =======  =======  =======  =======


                               (In Thousands)         (In Thousands)
                               2000 Over 1999         1999 Over 1998
                        _______________________  ________________________
                              Change Due To:         Change Due To:
                        _______________________  ________________________
                         Total   Rate   Volume    Total    Rate    Volume
                        ______  ______  _______  _______  _______  ______
INTEREST-BEARING
LIABILITIES
Interest-bearing
 deposits               $3,160  $3,931  $  (771) $(2,017) $(2,333) $  316
Interest on borrowed
 funds and federal
 funds purchased and
 securities sold under
 agreement to
 repurchase                820   1,002     (182)     271     (284)    555

                        ______  ______  _______  _______  _______  ______

Totals                  $3,980  $4,933  $  (953) $(1,746) $(2,617) $  871
                        ======  ======  =======  =======  =======  ======

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


 II. INVESTMENT PORTFOLIO

     A. The following tables present the book values of securities as of the dates indicated:
                                                 (In Thousands)
                                                  December 31,
                                          ____________________________
                                            2000      1999      1998
                                          ________  ________  ________

        U. S. Treasury                    $  4,544  $  7,732  $ 15,987
        U. S. Government agencies and
          mortgage-backed securities       137,684   106,946    84,972
        States and political subdivisions  124,011   105,330   115,786
        Other                               15,551    10,272     9,503
                                          ________  ________  ________

        Total book value                  $281,790  $230,280  $226,248
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2000, and the weighted average yield of such securities:

                                         ($ In Thousands)
                                      Weighted Average Yield
                        _________________________________________________
                         0 - 1    Yield    1 - 5    Yield  5 - 10   Yield
                          Year     (%)     Years     (%)    Years    (%)
                        ________  _____  _________  _____  _______  _____
        Securities:

         U. S. Treasury $    346   6.7%  $   4,198   4.7%  $   -       -
         U. S. Govern-
          ment agencies   16,193   6.2%      5,655   5.7%   22,291   6.8%
         States and
          political
          subdivisions    10,225   5.1%     66,747   4.7%   29,232   5.8%
         Other               892   5.6%      1,427   6.4%      506   7.4%

                        ________         _________         _______
         Total          $ 27,656         $  78,027         $52,029
                        ========         =========         =======

                          10+    Yield
                         Years    (%)
                        _______  _____
        U. S. Govern-
         ment agencies  $   413   7.0%
        State and
         political       17,807   6.2%
        Other
         (including
          equity
          securities)    12,726   6.1%
                        _______
        Total           $30,946
                        =======


                          Book   Yield
                         Value    (%)
                        _______  _____
        Mortgage-
         backed
         securities     $93,132   6.2%
                        =======

        NOTE: Interest and yields on tax-exempt obligations are not on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.

               The majority of mortgage-backed securities are backed by
               U. S. Government agencies.

     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 2000, there were no securities from any issues in excess of 10% of stockholders' equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                        (In Thousands)
                                         December 31,
                        ________________________________________________
             Type         2000      1999      1998      1997      1996
        ______________  ________  ________  ________  ________  ________

        Commercial,
         financial and
         agriculture    $103,045  $101,503  $ 81,365  $ 78,491  $ 76,205
        Real estate -
         construction     33,638    26,185    27,253    27,636    27,000

        Real estate -
         mortgage        402,987   390,205   366,219   352,550   323,601

        Installment
         loans to
         individuals     105,564   101,624   104,470   106,603   109,566

        Other              2,255     4,234     7,526     7,155     8,813
                        ________  ________  ________  ________  ________

          Total loans    647,489   623,751   586,833   572,435   545,185

        Unearned
         interest            -         -         -        (317)   (1,123)
                        ________  ________  ________  ________  ________

                        $647,489  $623,751  $586,833  $572,118  $544,062
                        ========  ========  ========  ========  ========

     B. Maturities and sensitivities of loans to changes in interest rates:

                                                    (In Thousands)
                                                  December 31, 2000
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                             1 Year
                                    Within   Through     Over
                    Type            1 Year   5 Years   5 Years    Total
         _______________________   ________  ________  ________  ________

         Commercial, financial
          and agricultural         $ 76,371  $ 24,060  $ 2,614   $103,045
         Real estate -
          construction               29,853     3,704       81     33,638
                                   ________  ________  ________  ________
                                   $106,224  $ 27,764  $ 2,695   $136,683
                                   ========  ========  ========  ========


                                                    (In Thousands)
                                                  December 31, 2000
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                              1 Year
                                             Through     Over
                    Type                     5 Years   5 Years    Total
         ________________________            ________  ________  ________

         Loans with:
          Predetermined interest
           rates                             $180,998  $ 67,959  $248,957
          Floating interest
           rates                                  618       -         618
                                             ________  ________  ________
                                             $181,616  $ 67,959  $249,575
                                             ========  ========  ========

     C. Nonperforming loans

        1. The following table states the aggregate amount of loans which were nonperforming in nature:

                                             (In Thousands)
                                              December 31,
                                ______________________________________
                  Type           2000    1999    1998    1997    1996
            __________________  ______  ______  ______  ______  ______

            Loans accounted
             for on a
             nonaccrual basis   $1,384  $  270  $  927  $2,648  $1,901
                                ======  ======  ======  ======  ======
            Accruing loans
             past due 90 days
             or more            $2,356  $2,975  $2,902  $1,660  $2,322
                                ======  ======  ======  ======  ======
            Renegotiated
             "troubled" debt    $  294  $  132  $  337  $  826  $  511
                                ======  ======  ======  ======  ======

        2. There were no loan concentrations in excess of 10% of total loans at December 31, 2000. However, lending activities are affected by the economic trends within the areas served by the Company and its subsidiaries. This, in turn, can be influenced by the areas' larger employers, such as Mississippi State University, University of Alabama, Columbus Air Force Base, and the Mercedes-Benz Automotive Plant.

        3. There were no outstanding foreign loans at December 31, 2000.

        4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

        5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 2000, 1999 and 1998.

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

        7. At December 31, 2000, the recorded investment in loans identified as impaired totaled approximately $3.1 million. The allowance for loan losses related to these loans approxi-mated $1.6 million. The average recorded investment in impaired loans during the year ended December 31, 2000, was $2.1 million. Total interest recognized on impaired loans and the amount recognized on a cash basis were not significant.

     D. Other interest-bearing assets

            There were no other interest-bearing non-performing assets at December 31, 2000.


 IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. An analysis of the loan loss experience for the periods indicated is as follows:
                                             ($ In Thousands)
                                               December 31,
                              ___________________________________________
                                2000     1999     1998      1997    1996
                              _______  _______  _______  _______  _______

        Beginning balance     $10,194  $10,102  $ 8,528  $ 8,175  $ 7,799
                              _______  _______  _______  _______  _______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural        (499)    (566)    (575)    (379)    (312)
            Real estate          (206)    (444)    (451)    (145)    (114)
            Installment
             loans and
             other             (1,497)  (1,047)    (960)  (1,073)  (1,272)
                              _______  _______  _______  _______  _______

        Total charge-offs      (2,202)  (2,057)  (1,986)  (1,597)  (1,698)
                              _______  _______  _______  _______  _______

        Recoveries:
          Domestic:
           Commercial,
            financial and
            agricultural           55       89      124      269       52
           Real estate             17       25       76       97       68
           Installment
            loans and
            other                 345      266      173      227      267
                              _______  _______  _______  _______  _______
        Total recoveries          417      380      373      593      387
                              _______  _______  _______  _______  _______
        Net charge-offs        (1,785)  (1,677)  (1,613)  (1,004)  (1,311)
                              _______  _______  _______  _______  _______
        Reserve of sold
          finance company         -        -        -       (125)     -
        Provision charged
          to operations         1,280    1,769    3,187    1,482    1,687
                              _______  _______  _______  _______  _______

        Ending balance        $ 9,689  $10,194  $10,102  $ 8,528  $ 8,175
                              =======  =======  =======  =======  =======
        Ratio of net
          charge-offs to
          average loans
          outstanding             .29      .28      .28      .18      .26
        Ratio of reserve
          for loan losses
          to loans
          outstanding at
          year end               1.50     1.63     1.72     1.49     1.50


     B. Determination of Reserve for Loan Losses

        The provision for loan losses charged to operations is based upon management's estimations of the amount necessary to maintain the allowance at an adequate level, considering past loan loss experience, current economic conditions, the value of any underlying collateral, credit reviews of the loan portfolio, changes in the size and character of the loan portfolio, and other factors warranting consideration. Allowances for any impaired loans are generally determined based on collateral values. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.
        The allowance is maintained at a level believed adquate by management to absorb potential loan losses. Also, reference should be made to the discussion in Item 7 - Mangement's Discussion and Analysis under the heading, "Financial Condition and Results of Operations."

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2000, these loans totaled $436 million or approximately 67% of the loan portfolio.

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

        Consumer and Other Loans

        NBC offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $104 million or 16% of total loans at December 31, 2000. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

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

        NBC makes commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2000, NBC's commercial business loans represented approximately 14% of its total loan portfolio.

     D. For the year 2001, losses for all loan categories, as a percentage of average loans, are expected to approximate that of 2000.

  V. DEPOSITS
                                        ($ In Thousands)
                               2000            1999           1998
                         ______________  ______________  ______________
                          Amount   Rate   Amount   Rate   Amount   Rate
                         ________  ____  ________  ____  ________  ____
     A. Average
         deposits:
          Domestic:
           Noninterest-
            bearing      $ 94,038    -   $ 89,950    -   $ 91,262    -
           Interest-
            bearing
            demand (1)    254,458   3.6%  312,642  2.3%   207,478  2.7%
           Savings         48,414   2.1%   34,913  2.5%    36,204  2.5%
           Time           382,415   5.6%  327,051  6.2%   424,173  5.7%
          Foreign            N/A             N/A             N/A
                         ________  ____  ________  ____  ________  ____

            Total        $779,325        $764,556        $759,117
                         ========        ========        ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 2000
                                          (In Thousands)
                                                 3        6
                                              Months   Months
                                        3     Through  Through   Over
                                      Months     6       12       12
                             Total   Or Less  Months   Months   Months
                           ________  _______  _______  _______  _______
        Time certificates
         of deposit of
         $100,000 or more  $147,541  $46,335  $30,721  $40,985  $29,500
                           ========  =======  =======  =======  =======

     E. Foreign office time deposits of $100,000 or more

        Not applicable


 VI. RETURN ON EQUITY AND ASSETS

     The following financial ratios are presented for analytical purposes:
                                                       December 31,
                                                 ______________________
                                                  2000    1999    1998
                                                 ______  ______  ______
     Return on assets (net income divided by
      total average assets)                        1.4     1.1     1.1

     Return on equity (net income divided by
      average equity)                             12.2     9.3     9.1

     Dividend payout ratio (dividends per share
      divided by basic net income per share)      49.5    59.5    51.0

     Equity to asset ratio (average equity
      divided by average total assets)            12.0    11.9    11.8


VII. SHORT-TERM BORROWINGS                            (In Thousands)
                                                  Federal
                                                   Funds
                                                 Purchased
                                                    And
                                                Securities    Treasury
                                                Sold Under     Tax and
                                               Agreement to   Loan Note
                                                Repurchase     Payable
                                               ____________  ____________

     Balance at December 31, 2000                 $16,326       $2,374

     Weighted average interest rate at
       December 31, 2000                            4.15%        4.14%

     Maximum amount outstanding at any
       month end for the year 2000                 17,831        2,677

     Average amount outstanding during
       the year 2000                               17,049        1,634

     Weighted average interest rate during
       the year                                     4.16%        4.18%


VIII.  CAPITAL ADEQUACY DATA

     Total consolidated capital of the Company was as follows:

                                                        ($ In Thousands)
                                                           December 31,
                                                       __________________
                                                         2000      1999
                                                       ________  ________
     Total stockholders' equity (excluding
       unrealized gain/loss)                           $120,191  $113,889
     Allowance for loan losses, as allowed                9,606     9,668
     Other components of capital                            -         -
                                                       ________  ________
       Total primary capital                            129,797   123,557
       Total secondary capital                              -         -
                                                       ________  ________
     Total capital                                      129,797   123,557

     Less intangible assets and other adjustments        (3,235)   (3,288)
                                                       ________  ________
     Total capital, as defined for regulatory
       purposes                                        $126,562  $120,269
                                                       ========  ========

     Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 2000 and 1999, are as follows:
                                                           December 31,
                                                          ______________
                                                           2000    1999
                                                          ______  ______

     Tier 1 capital percentage                              18.1%  18.4%

     Total capital percentage                               19.4%  19.6%



     The Company's capital ratios exceed the minimum capital requirements at December 31, 2000, and management expects this to continue.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, and the supplemental financial data included elsewhere in this report, including the five-year summary of Selected Financial Data and management's letter to shareholders at the beginning of this Annual Report.

Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available to management. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing safe harbor for such information. Specifically, this discussion contains forward-looking statements with respect to the adequacy of the Allowance for Loan Losses and other market, liquidity and credit risk disclosures. Although management believes that the expectations reflected in such forward-looking statements are reasonable and based on management's best judgements, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks that assumptions will change and uncertainties will materialize. Should this happen, then underlying assumptions may prove to be significantly different and actual results may vary materially from those anticipated or projected.


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


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since 1996, the total assets of the Corporation have increased 19.2%. During this same period, loans have increased 19.0%; even though there has
been increased competition for good quality credits.   The quality of the
portfolio remains excellent. Net charge-offs for 1998, 1999 and 2000 were
 .28%, .28% and .29% of average net loans outstanding for each year, respectively.

Deposits have grown 13.8% between 1996-2000. During the period 1996 - 1998, loans grew by approximately $41 million. This growth was funded by deposits, which increased by approximately $70 million during this same period. In 1999, the trend reversed as competition increased for deposits, not only from within the banking industry, but from throughout the financial services industry as billions of dollars continued to flow into the stock markets. During 1999, as loans grew by $37 million, deposits declined by approximately $24 million. Approximately 79% of this
decline in deposits occurred during the last sixty days of 1999.   This
situation required the Corporation to look to other funding sources such as reallocating funds from lower yielding assets and additional borrowings from the Federal Home Loan Bank. During 2000, this trend again reversed as the equity markets turned down and cash began flowing back into the
banking system.   As a result, the Corporation was able to fund its loan
growth of approximately $24 million with a growth in deposits of approximately $52 million. See the section entitled "Liquidity, Asset / Liability Management" for additional comments on sources and uses of cash during 2000.

Stockholders' equity has represented a consistent strength of the Corporation throughout the years noted in the summary of Selected Financial Data. Stockholders' equity has increased 19.2% since 1996. Stockholders' equity includes Accumulated Other Comprehensive Income which is composed of unrealized gain (loss), net of taxes on "Available-for-Sale Securities" of ($2,638,000) and ($68,000) at December 31, 1999 and 2000,
respectively, as required to be reported under FASB 115.

Net income increased from 1996 to 1997. In 1998, consolidated net income declined as a result of incurring approximately $1.8 million of merger related expenses (net of taxes) associated with the acquisition of First National Corporation of West Point ("FNC"). Net income increased in 1999 by $506,000, even though it included approximately $2.5 million of merger related expenses (net of taxes) associated with the acquisitions of FFBS Bancorp, Inc., ("FFBS") and Galloway-Chandler-McKinney Insurance Agency ("GCM"). Fully diluted earnings per share grew from $1.53 in 1996 to $1.67 in 1997. In 1998 and 1999, fully diluted earnings per share were $1.42 and $1.46, respectively, after being impacted by approximately $.26 in 1998 and $.36 in 1999, for the above mentioned non-recurring merger
expenses.   In 2000, fully diluted earnings per share increased by 34.2%
to $1.96 per fully diluted share. All earnings per share amounts have been restated to reflect the 1997 stock split, the 1998 merger with FNC and the 1999 merger with FFBS.

Regular cash dividends have increased in each of the years outlined in the summary of Selected Financial Data. Also, a special cash dividend of $.06 per share was paid in 1999 in recognition of the company's strong earnings and equity position. As stated in the preceding paragraph, all per share amounts have been restated to reflect the 1997 stock split, the 1998 merger with FNC and the 1999 merger with FFBS.

Net interest income ("NII"), the primary source of earnings for the Corporation, represents income generated from earning assets less the interest expense of funding those assets. NII increased 1.4% in 1999 and 4.6% in 2000. Changes in NII may be divided into two components; first, the change in average earning assets (volume component) and second, the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest bearing liabilities. Net interest spread for 2000 increased to 4.09% from 4.07% in 1999. The primary reason for this increase was an increase in average loan yields of approximately 51 basis points during 2000. This increase in loan yields was partially offset by an overall increase in the average cost of deposits of approximately 41 basis points. The volume component also contributed to this increase in NII as earning assets grew $32.9 million or 3.9%. Net interest spread for 1999 decreased to 4.07% from 4.08% in 1998. The primary reason for this decline was a decrease in loan yields that resulted from an increased competition for good quality loans. This occurred even though rates trended upward during the year. The Corporation was able to offset this decline in loan yields by reducing the overall cost of deposits by a comparable amount. Since the rate component pushed NII slightly down in 1999, the overall increase in NII for the year resulted from an increase in the volume component. Earning Assets grew during 1999 by $21.9 million or 2.6%.

NII was also adversely impacted during 1999 by a significant increase in cash reserves during the last quarter of the year. The purpose of this increase was to meet any unusual customer demands for cash as a result of Y2K. As the cash reserves were built, additional borrowings from the Federal Home Loan Bank were being incurred to fund this cash buildup and the Corporation's normal daily liquidity needs. It is estimated that this Y2K preparation cost the Corporation approximately $320,000 in NII during the fourth quarter. If this cost had not been incurred, NII for 1999 would have increased by 2.3%.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exist, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified loan to capital has declined from 22.3% at December 31, 1999 to 16.6% at December 31, 2000. The Reserve for Loan Losses as a percentage of total loans has also declined from 1.63% of net loans at the end of 1999 to 1.50% at the end of 2000. Based on these evaluations, the reserve amounts maintained at the end of 2000 and 1999 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses has declined from $3,187,000 in 1998 to $1,769,000 in 1999 to $1,280,000 in 2000. The provisions in 1998 and 1999 were unusually high due to the level of credit risk in the loans that came into the portfolio from the acquisitions completed during those years. These provisions included special provisions of $1.8 million in 1998 and $780,000 in 1999, made by FNC and FFBS as a condition of their mergers with the Corporation. However, the level of the provision for 2000 was reduced due to the improvement in the overall quality of the portfolio and to allow the balance in the Reserve for Loan Losses to be at the appropriate level to cover the credit risk in the portfolio as of December 31, 2000, as determined by the above described analysis.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by GCM, the wholly-owned subsidiary of National Bank of Commerce. During 2000, non-interest income increased by $708,000 or 5.4%. This increase was caused primarily by increases in the Corporation's Trust Department Income and Insurance Commissions, Fees and Premiums. Trust Department Income increased by $211,000 or 15.0% resulting from continued growth in overall trust related activities. Additionally, Insurance Commissions, Fees and Premiums increased during 2000 by $555,000 or 15.2%. This increase was caused by an increase in the volume of insurance written during the year and by the purchase of Heritage Insurance Agency in April of 2000. This acquisition was accounted for as a purchase; therefore, all commissions, fees and premiums generated by Heritage from the date of the purchase are included in the Corporation's numbers for 2000. During 1999, non-interest income increased by 36.1%. This increase was primarily due to the acquisition of GCM on September 30, 1999. This acquisition, which was accounted for as a pooling of interest, generated approximately $3.2 million of commissions, which were included in Other Income for 1999.
The 1998 financial statements were not restated for this acquisition because it was not considered material to the NBC Capital Corporation Consolidated Financial Statements. As a result, 92% of the total increase came from these commissions. Additionally, Trust Department Income increased by 12.3% resulting from continued growth in overall trust related activities. Service Charges on Deposit Accounts also increased by 10.8% due to an increased number of accounts resulting primarily from the acquisitions, account promotions and an increased effort to collect fees earned.

Non-interest expense represents ordinary overhead expenses, including salaries, bonuses and benefits. The Corporation maintains a formal salary administration program that considers extensive comparative salary data and other indexes supplied by a leading outside consulting firm. This data is utilized to assure that salaries are in line and competitive with comparable jobs in the marketplace. Incentive bonuses were expensed in each of the years noted and were paid to employees based on the attainment of predetermined profit goals. Overall, non-interest expense decreased by approximately $3.1 million or 9.0% during 2000. This decrease resulted from a $285,000 or 1.6% decrease in Salaries and Employee Benefits, a $326,000 or 7.7% increase in Net Occupancy and Furniture and Equipment Expense and a $3.0 million or 99.3% decrease in Merger and Integration Expenses. Salaries and Employee Benefits decreased as the result of the successful integration of the two acquisitions completed during the third quarter of 1999. The increase in Net Occupancy and Furniture and Equipment Expense resulted primarily from a large purchase of data processing hardware and software in late 1999 and early 2000 as part of an overall platform automation project approved in 1999 and normal increases in utility and repairs and maintenance expenses. The large reduction in Merger and Integration Expenses was due to the merger-related expenses incurred in 1999, which were not repeated in 2000. Non-interest expense increased by approximately 16.7% during 1999. Of this total increase, 40% resulted from increased merger related expenses incurred in the acquisitions of FFBS and GCM. Salaries and Employee Benefits increased by 9.5% during 1999. Approximately 50% of this increase in salary and employee benefits came from the acquisition of GCM, which was included in the 1999 amounts, but not in 1998. The remaining portion of the salary and employee benefits increase for 1999 resulted from normal raises and positions added to accommodate the Corporation's growth. The remaining portion of the increase in non-interest expense in 1999 was primarily due to the acquisition of GCM on September 30,1999. The major portion of GCM's expenses for all of 1999, exclusive of salary and employee benefits, were included in Other Expenses in the 1999 Consolidated Statements of Income. As previously stated, the 1998 amounts were not restated for the GCM acquisition.

Changes in the Corporation's income tax expense have generally paralleled income gains. The Corporation's effective tax rates were 22.4% in 1998, 21.6% in 1999 and 27.3% in 2000. The large increase in the effective rate in 2000 was the result of the acquisitions completed in the third quarter of 1999. All the earning assets acquired from FFBS generated fully taxable income. This resulted in the tax-exempt income as a percentage of total pre-tax income declining from 46.7% in 1999 to 34.0% in 2000 for the combined corporations. Also, Galloway-Chandler- McKinney Insurance Agency was a Sub S corporation prior to the acquisition and; therefore, it had no income tax expense to be included in the 1999 consolidated statements. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities and the Corporation's normal liquidity and balance sheet structure requirements.


LIQUIDITY, ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as the ability of the Corporation to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. The Corporation has not experienced any problems with liquidity over any of the years noted and anticipates that all liquidity requirements will be met comfortably in the future. The Corporation's traditional sources of funds from deposit increases, maturing loans and investments and earnings have generally allowed it to consistently generate sufficient funds for liquidity needs. As the result of a $23.7 million increase in loans and a $52.0 million increase in deposits, the Corporation's loan/deposit ratio has decreased from 82.9% in 1999 to 80.5% in 2000. At December 31, 1999, the Corporation had approximately $82.2 million in cash accumulated for Y2K contingency purposes. The reduction of this balance to $31.7 million at December 31, 2000, provided an additional $50.5 million in liquidity for the year 2000. In addition to the above mentioned loan growth, the securities portfolio increased by $51.5 million and Federal Funds sold increased by $13.2 million during the year. The remaining cash was used to reduce short-term borrowings by $12.3 million and Other Borrowed Funds by $9.8 million. All the remaining liquidity needs for the year were provided from normal operating activities.

The Corporation offers repurchase agreements to accommodate excess funds of some of its larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Repurchase Agreements, which are viewed as a source of funds to the Corporation, totaled $16.3 million and $17.6 million at December 31, 2000 and 1999, respectively. The level of repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts. Due to the limited amount of repurchase agreements and the fact that the underlying securities remain under the control of National Bank of Commerce, the exposure of the Corporation for this program is not considered material.

During the next five years, approximately $54.5 million of the Federal Home
Loan Bank borrowings will mature.   The Corporation believes that normal
earnings and other traditional sources of cash flow, along with additional borrowings from the Federal Home Loan Bank, if necessary, will provide the cash to allow it to meet these maturities with no adverse effect on liquidity. At December 31, 2000, the Corporation had the ability to borrow approximately $140 million from the Federal Home Loan Bank and had other short-term borrowing lines of approximately $38 million.

The Corporation has no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the borrowings from the Federal Home Loan Bank. The Corporation does not have plans at this time for any discretionary spending that would have a material impact on liquidity other than the repurchase of a block of its common stock. In February, the Corporation entered into a Letter of Intent to purchase approximately 977,000 shares of its common stock for a total purchase price of approximately $24.5 million. This transaction, which was consummated on March 22, 2001, was financed through borrowings from the Federal Home Loan Bank. The Corporation has excess consolidated capital when compared to its peers and management believes that this repurchase of its stock is the quickest and most efficient method of utilizing a portion of this excess capital. The completion of this transaction will result in reducing the Corporation's equity to assets ratio to a more appropriate level. If this transaction had been completed at the beginning of 2000, it would have had the following effect on the Corporation's year-end numbers: the equity to assets ratio would have decreased from 11.9% to approximately 9.5%; earnings per share would have increased from $1.96 per share to approximately $2.13 per share; and return on average equity would have improved from 12.2% to approximately 13.8%.
In management's opinion, this transaction is very positive for the shareholders of the Corporation. The Corporation's decision to purchase this block of shares was supported by a Fairness Opinion from an independent, professional source.

The Corporation has maintained a consistent and disciplined asset/liability management policy during each of the years noted in the summary. This policy focuses on interest rate risk and rate sensitivity. As part of this policy, the Corporation does not engage in currency or interest rate swaps, nor does it purchase and hold any derivative securities.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Corporation utilizes an Asset/Liability Management Committee that evaluates and analyzes the Corporation's pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The committee uses simulation modeling as a guide for its decision making. Modeling techniques are also utilized to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, the Corporation's goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At year-end 2000, the Corporation's balance sheet reflected approximately $57.7 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents 5.7% of total assets and would indicate that the Corporation is slightly liability sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation's policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. The Corporation's position is considered essentially neutral when using simulation modeling that provides different weighting for assets and liabilities. Management believes that interest rates will decline during 2001. As a result, it is felt that the Corporation's current position places it in a low interest rate risk posture. Management does not believe that it is in the Corporation's best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.


CAPITAL

Retained earnings have served as the Corporation's exclusive source of capital growth over the five years noted in the summary of Selected Financial Data. Stockholders' Equity, as stated previously, has grown consistently over this period, except for 1999 and relates quite favorably to the Corporation's assets. The equity to assets ratio increased from
11.4% at December 31, 1999 to 11.9% at December 31, 2000.   In 1999, total
Stockholders' Equity showed a decline of approximately $600,000. The reason for this decline was that Accumulated Other Comprehensive Income, which is primarily composed of unrealized gains (losses) on available-for-sale securities, moved from a gain of $1.4 million in 1998 to a loss of $2.6 million in 1999. This resulted from an increasing rate environment during 1999, which caused a decline in market value of these investment securities. The interest rate trend reversed in 2000 and as a result the Accumulated Other Comprehensive Income improved from a loss of $2.6 million to a loss of only $68,000.

During 2000, the amount of Treasury Stock increased from $579,000 to $1,043,000, as the number of shares held in the treasury increased from 17,470 to 37,235. When the Corporation formed its ESOP, it was required by the IRS regulations to provide a put option to plan participants in order to provide liquidity to participants who received the Corporation's common stock. Prior to listing its stock on the American Stock Exchange in April of 2000, the corporation acquired 41,561 shares as a result of the exercise of these put options. Also during 2000, the Corporation issued 7,768 shares upon the exercise of stock options from a plan carried over from FFBS and 14,028 shares in connection with the acquisition of Heritage Insurance Agency.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered as "well-capitalized." At the end of 2000, NBC maintained a 12.1% leverage ratio that obviously allowed it to significantly exceed the ratio required for a "well-capitalized" institution.

Regulatory authorities also evaluate a financial institution's capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a "well-capitalized" bank is required to have a Tier 1 risk-based capital ratio (excludes reserve for loan losses) of 6.0% and a total risk-based capital ratio (includes reserve for loan losses) of 10.0%. At the end of 2000, the Corporation had a Tier 1 ratio of 18.3% and a total risk-based capital ratio of 19.5%, once again placing the Corporation well above the level required for a "well-capitalized" institution.

The Corporation's capital position obviously exceeds regulatory requirements, even for "well-capitalized" institutions. Capital has increased 19.2% since 1996 to total 11.9% of assets at the end of 2000. Management considered this level of capital to be excessive in relation to the amount needed to support the assets of the Corporation. Even though the purchase of the Corporation's stock, as discussed under the section on Liquidity / Asset Liability Management, had the positive effect of reducing this ratio to a more acceptable level, management is continuing to consider other alternatives to safely leverage the excess capital in an effort to increase the earnings of the Corporation and improve Return of Average Equity. There are no material commitments for the use of capital resources that can not be funded through currently available liquidity sources.


MARKET INFORMATION

Effective April 20, 2000, the Corporation listed its stock on the American Stock Exchange and is currently traded on the AMEX under the symbol NBY. Prior to that time, the stock was traded on the NASDAQ Inter-Dealer Market under the symbol NBCA. Sun Trust Bank, Atlanta currently acts as Transfer Agent for the Corporation. During 1999, dividends were declared semi-annually in June and December. In 2000, the Corporation began paying
dividends on a quarterly basis.   The following table sets forth, for the
periods indicated, the range of sales prices of the Corporation's common stock as reported on the Inter-Dealer Market through March of 2000 and the AMEX for the remainder of 2000 and the dividends declared for each year:

                                                  CASH DIVIDEND
                                                  DECLARED PER
YEAR      QUARTER            HIGH         LOW        QUARTER
____      _______          _______      _______   _____________

1999      First            $40.000      $37.875       $  -
          Second            38.500       30.000         0.18
          Third             33.500       27.250          -
          Fourth            31.500       26.000         0.69

2000      First            $29.000      $20.000       $ 0.24
          Second            21.375       20.000         0.24
          Third             20.625       18.625         0.24
          Fourth            20.000       18.750         0.25



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

     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.
                                          ($ In Thousands)
                                          December 31, 2000
                                ______________________________________
                                Interest Sensitive Within (Cumulative)
                                ______________________________________
                                                              Total of
                                 Within    Within    Within   Interest-
                                    3        12         5     Earning
                                 Months    Months     Years    Assets
                                ________  ________  ________  ________
      Interest-earning assets:
       Loans                    $321,884  $464,377  $581,470  $647,489
       Investment and
        mortgage-backed
        securities                15,756    62,660   203,946   281,790
       Federal funds sold
        and other                 15,711    15,711    15,711    15,711
                                ________  ________  ________  ________

       Totals                   $353,351  $542,748  $801,127  $944,990
                                ========  ========  ========  ========

       Interest-bearing
        liabilities:
          Deposits              $307,976  $554,743  $708,016  $708,016
          Borrowed funds          20,925    45,669    73,160    73,352
                                ________  ________  ________  ________

                                $328,901  $600,412  $781,176  $781,368
                                ========  ========  ========  ========

       Sensitivity gap:
        Dollar amount           $ 24,450  $(57,664) $ 19,951  $163,622

       Percent of total
        interest-earning
        assets                     2.59%    (6.10%)    2.11%

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

     At December 31, 2000, total interest-earning assets maturing or repricing within one year were less than interest-bearing liabilities maturing or repricing within the same time period by approximately $57.7 million (cumulative), representing a negative cumulative one year gap of 6.1% of earning assets. Management of the Company believes this is the proper position in the current interest rate environment.

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

     Risk control is utilized based upon the setting of guidelines as to the tolerance for interest rate exposure. These guidelines are set by senior management and approved by the board of directors. The December, 2000, model reflects an increase of 1.23% in income and a 12.44% decrease in market value equity for a 200 basis point increase in interest rates. The same model shows a 1.94% decrease in income and a 19.46% increase in market value equity for a 200 basis points decrease in interest rates. The guidelines allow for no more than a + - 10% change in income, and no more than a + - 25% change in market value equity.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        NBC CAPITAL CORPORATION

                   CONSOLIDATED FINANCIAL STATEMENTS

                                  AND

            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

                       DECEMBER 31, 2000 AND 1999



                              REPORT OF
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
NBC Capital Corporation


We have audited the accompanying consolidated balance sheets of NBC Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of NBC Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                /S/ T. E. LOTT & COMPANY


Columbus, Mississippi
January 19, 2001 (Except for Note R, as to which the date is February 1, 2001)





                         NBC CAPITAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 2000 AND 1999


                                                   2000         1999
                                                __________   __________
      ASSETS                                         (In thousands)

Cash and due from banks (Note M)                $   29,439   $   80,288
Interest-bearing deposits with banks                 2,289        1,895
Federal funds sold                                  13,422          201
                                                __________   __________
   Total cash and cash equivalents                  45,150       82,384
                                                __________   __________
Securities available-for-sale (Note C)             231,994      200,456
Securities held-to-maturity (Note C)
   (estimated fair value of $53,343 in 2000
   and $31,406 in 1999)                             49,796       29,824
                                                __________   __________
     Total securities                              281,790      230,280
                                                __________   __________

Loans (Note D)                                     647,489      623,751
Less allowance for loan losses (Note D)             (9,689)     (10,194)
                                                __________   __________
   Net loans                                       637,800      613,557
                                                __________   __________
Interest receivable                                 10,521        8,847
Premises and equipment (Note E)                     16,285       16,757
Intangible assets                                    3,235        3,288
Other assets                                        14,734       18,457
                                                __________   __________

Total Assets                                    $1,009,515   $  973,570
                                                ==========   ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing deposits                 $   96,788  $    92,506
   Interest-bearing deposits, $100,000 or more     147,541      124,148
   Other interest-bearing deposits                 560,475      536,156
                                                __________   __________
      Total deposits                               804,804      752,810
                                                __________   __________
   Interest payable                                  3,420        2,813
   Federal funds purchased and securities sold
     under repurchase agreements (Note F)           16,326       28,666
   Other borrowed funds (Note F)                    57,027       66,857
   Other liabilities                                 7,815       11,173
                                                __________   __________
      Total liabilities                            889,392      862,319
                                                __________   __________

Commitments and contingent liabilities (Note N)
Stockholders' equity (Notes B, I and M):
   Common stock - $1 par value, authorized
      10,000,000 shares in 2000 and 1999;
      issued 7,212,662 shares in 2000 and 1999       7,213        7,213
   Surplus                                          51,529       51,845
   Retained earnings                                62,492       55,410
   Accumulated other comprehensive income
      (Note G)                                         (68)      (2,638)
   Treasury stock, at cost (Note K)                 (1,043)        (579)
                                                __________   __________
      Total stockholders' equity                   120,123      111,251
                                                __________   __________

Total Liabilities and Stockholders' Equity      $1,009,515   $  973,570
                                                ==========   ==========

     The accompanying notes are an integral part of these statements.



                         NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME

                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                             2000      1999      1998
                                           _______   _______   _______

                                                   (In thousands,
                                               except per share data)
INTEREST INCOME
Interest and fees on loans                 $57,535   $52,219   $52,955
Interest and dividends on securities:
   Taxable interest and dividends            7,966     6,981     7,748
   Tax-exempt interest                       6,086     5,449     5,668
Other                                        1,148     2,440     1,953
                                           _______   _______   _______
   Total interest income                    72,735    67,089    68,324
                                           _______   _______   _______

INTEREST EXPENSE
Interest on time deposits of $100,000
   or more                                   7,692     6,096     5,372
Interest on other deposits                  23,867    22,303    25,044
Interest on borrowed funds                   3,419     2,599     2,328
                                           _______   _______   _______
   Total interest expense                   34,978    30,998    32,744
                                           _______   _______   _______

Net interest income                         37,757    36,091    35,580

Provision for loan losses (Note D)           1,280     1,769     3,187
                                           _______   _______   _______
   Net interest income after provision
      for loan losses                       36,477    34,322    32,393
                                           _______   _______   _______

OTHER INCOME
Service charges on deposit accounts          5,306     5,230     4,720
Insurance commissions, fees, and premiums    4,204     3,649       538
Other service charges and fees               1,938     1,916     2,073
Trust Department income                      1,616     1,405     1,251
Securities (losses) gains, net                 (22)       37       110
Other                                          720       817       899
                                           _______   _______   _______

   Total other income                       13,762    13,054     9,591
                                           _______   _______   _______

OTHER EXPENSE
Salaries                                    14,976    14,696    13,110
Employee benefits (Note J)                   2,284     2,849     2,914
Net occupancy expense                        2,161     2,048     1,965
Furniture and equipment expense              2,378     2,165     1,813
Merger and integration expense (Note B)         22     3,070     1,100
Other                                        9,096     9,141     8,199
                                           _______   _______   _______

   Total other expense                      30,917    33,969    29,101
                                           _______   _______   _______


Income before income taxes                  19,322    13,407    12,883
Income taxes (Note H)                        5,277     2,899     2,881
                                           _______   _______   _______


Net income                                 $14,045   $10,508   $10,002
                                           =======   =======   =======
Net income per share:
   Basic                                   $  1.96   $  1.46   $  1.43
   Diluted                                    1.96      1.46      1.42

     The accompanying notes are an integral part of these statements.



                         NBC CAPITAL CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS

              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                           Accumulated
                                                                              Other
                  Compre-                              Unearned              Compre-
                  hensive  Common            Retained   Compen-  Treasury    hensive
                  Income    Stock   Surplus  Earnings   sation    Stock       Income     Total
                 _______  _______  _______  ________  ________  ________  ___________  ________
                                               (In thousands)
Balance,
 January 1, 1998           $ 7,044  $52,466  $ 46,206  $   (762) $   (268) $       618  $105,304
 Comprehensive
  income:
   Net income for
    1998          $10,002      -        -      10,002        -         -           -      10,002
   Net change in
    unrealized
    gains
    (losses)on
    securities
    available-
    for-sale,
    net of tax        758      -        -         -          -         -           758       758
                  _______
Comprehensive
 income           $10,760
                  =======
Cash dividends
 declared, $.73
 per share                     -        -      (3,907)       -         -           -      (3,907)
Purchase of
 fractional
 shares                        -         (6)      -          -         -           -          (6)
Pre-merger
 transactions
 of pooled
 entity:
  Dividends                    -        -        (749)       -         -           -        (749)
  Other                          1       94       -         105       266          -         466

                           _______  _______  ________  ________  ________  ___________  ________
Balance,
 December 31,
 1998                        7,045   52,554    51,552      (657)       (2)       1,376   111,868
Comprehensive
 income:
  Net income for
   1999           $10,508      -        -      10,508        -         -           -      10,508
  Net change in
   unrealized
   gains (losses)
   on securities
   available-
   for-sale,
   net of tax      (4,016)     -        -         -          -         -        (4,016)   (4,016)
                  _______
Comprehensive
 income           $ 6,492
                  =======
Issuance of
 common stock
 for acquisition
 accounted for
 as a pooling
 of interests
 (Note B)                      173     (232)      -          -         -             2       (57)
Cash dividends
 declared, $.87
 per share                     -        -      (5,983)       -         -           -      (5,983)
Purchase of
 treasury stock                -        -         -          -     (1,900)         -      (1,900)
Purchase of
 fractional
 shares                        -        (11)      -          -         -           -         (11)
Treasury shares
 issued for
 acquisition
 (Note K)                      (21)    (814)      -          -        835          -         -
Exercise of
 stock options                 -       (327)      -          -        486          -         159
Pre-merger
 transactions
 of pooled
 entities:
  Dividends                    -         -       (667)       -        -            -        (667)
  Other                         16       675      -         657         2          -       1,350
                           _______  _______  ________  ________  ________  ___________  ________
Balance,
 December 31,
 1999                        7,213    51,845   55,410        -       (579)      (2,638)  111,251
Comprehensive
 income:
  Net income for
   2000           $14,045      -         -     14,045        -        -            -      14,045
  Net change in
   unrealized
   gains (losses)
   on securities
   available-
   for-sale,
   net of tax       2,570      -         -         -          -       -           2,570    2,570
                  _______
Comprehensive
 income           $16,615
                  =======
Cash dividends
 declared, $.97
 per share                     -         -     (6,963)       -        -             -     (6,963)
Purchase of
 treasury stock                -         -         -         -     (1,164)          -     (1,164)
Treasury shares
 issued for
 acquisition
 (Note K)                      -       (184)       -         -        479           -        295
Exercise of
 stock options                 -       (132)       -         -        221           -         89
                           _______  _______  ________  ________  ________  ___________  ________
Balance,
 December 31,
 2000                      $ 7,213  $51,529  $ 62,492  $     -   $ (1,043) $       (68) $120,123
                           =======  =======  ========  ========  ========  ===========  ========

       The accompanying notes are an integral part of these statements.



                            NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                             2000      1999      1998
                                           ________  ________  ________
                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $ 14,045  $ 10,508  $ 10,002
Adjustments to reconcile net income
 to net cash:
  Depreciation and amortization               2,458     2,430     2,328
  Deferred income taxes (credits)               103      (719)   (1,349)
  Provision for loan losses                   1,280     1,769     3,187
  FHLB stock dividend                          (278)     (175)     (174)
  Losses (gains) on sale of securities           22       (37)     (110)
  Deferred credits                             (397)     (154)      (80)
  Changes in:
   Interest receivable                       (1,674)      399      (583)
   Other assets                               2,125      (503)   (5,451)
   Interest payable                             607      (462)     (342)
   Other liabilities                           (167)      476       854
  Amortization of unearned compensation         -         657       262
  Excess of fair market value of
    allocated ESOP shares over cost             -         504       231
  Other                                         -         -          87
                                           ________  ________  ________

Net cash provided by operating activities    18,124    14,693     8,862
                                           ________  ________  ________


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-
 sale                                       (46,745)  (76,330)  (99,500)
Proceeds from sales of securities
 available-for-sale                           1,883    12,989    29,200
Proceeds from maturities and calls of
 securities available-for-sale               17,488    52,058    85,724
Purchases of securities held-to-maturity    (22,866)     (487)      -
Proceeds from maturities and calls of
 securities held-to-maturity                  2,894     1,819       202
Increase in loans                           (25,126)  (38,441)  (16,627)
Additions to premises and equipment          (1,450)   (1,724)   (1,145)
Cash paid in business acquisition               (47)      -         -
Other                                           -         -         448
                                            ________  ________  ________

Net cash used in investing activities        (73,969)  (50,116)   (1,698)
                                            ________  ________  ________


CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits               51,994   (24,145)   42,848
Dividends paid on common stock               (10,138)   (5,344)   (4,277)
Net increase (decrease) in borrowed funds    (22,170)   59,896   (14,033)
Exercise of stock options                         89       337       132
Acquisition of stock                          (1,164)   (1,900)       (2)
Other                                            -         (57)        4
                                            ________  ________  ________

Net cash provided by financing activities     18,611    28,787    24,672
                                            ________  ________  ________

Net increase (decrease) in cash and
 cash equivalents                            (37,234)   (6,636)   31,836

Cash and cash equivalents at beginning
 of year                                      82,384    89,020    57,184
                                            ________  ________  ________


Cash and cash equivalents at end of year    $ 45,150  $ 82,384  $ 89,020
                                            ========  ========  ========


     The accompanying notes are an integral part of these statements.


                           NBC CAPITAL CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000 AND 1999



NOTE A - SUMMARY OF ACCOUNTING POLICIES

  NBC Capital Corporation (the "Corporation"), and its subsidiaries, follow generally accepted accounting principles, including, where applicable, general practices within the banking industry.

   1.  Basis of Presentation

  The consolidated financial statements include the accounts of the Corporation and

     National Bank of Commerce ("NBC"), a wholly-owned subsidiary of the Corporation,

     First National Finance Company, a wholly-owned subsidiary of the Corporation,

     Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of NBC,

     NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of NBC, NBC Service Corporation, a wholly-owned subsidiary of NBC, and

     Commerce National Insurance Company, a 79%-owned subsidiary of NBC Service Corporation.

  Significant intercompany accounts and transactions have been eliminated.

   2.  Nature of Operations

  The Corporation is a bank holding company. Its primary asset is its investment in its subsidiary bank. NBC provides full banking services, including trust services. The bank operates under a national bank charter and is subject to regulation of the Office of the Comptroller of the Currency. The area served by NBC is the North Central region of Mississippi with locations in ten communities and the Tuscaloosa, Alabama area. Galloway-Chandler-McKinney Insurance Agency, Inc., operates insurance agencies in the NBC servicing area. NBC Insurance Services of Alabama, Inc., sells annuity contracts in the State of Alabama. The primary asset of NBC Service Corporation is its investment in Commerce National Insurance Company, a life insurance company. First National Finance Company is a finance company located in West Point, Mississippi.

   3.  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   4.  Securities

  Investments in securities are classified into three categories and are accounted for as follows:

  Securities Available-for-Sale

  Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as accumulated other comprehensive income, net of tax, until realized. Premiums and discounts are recognized in interest income using the interest method.

  Gains and losses on the sale of securities available-for-sale are determined using the adjusted cost of the specific security sold.

  Securities Held-to-Maturity

  Securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method.

  Trading Account Securities

  Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2000 and 1999.

   5.  Loans

  Loans are carried at the principal amount outstanding. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan.

  Loans are generally placed on a nonaccrual status when principal or interest is past due ninety days, or when specifically determined to be impaired. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

   6.  Allowance for Loan Losses

  For financial reporting purposes, the provision for loan losses charged to operations is based upon management's estimations of the amount necessary to maintain the allowance at an adequate level, considering past loan loss experience, current economic conditions, the value of any underlying collateral, credit reviews of the loan portfolio, changes in the size and character of the loan portfolio and other factors warranting consideration. Allowances for any impaired loans are generally determined based on collateral values. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is maintained at a level believed adequate by management to absorb potential loan losses.

   7.  Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method at rates calculated to depreciate or amortize the cost of assets over their estimated useful lives.

  Maintenance and repairs of property and equipment are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gains or losses are included in operations.

   8.  Other Real Estate

  Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraisal less estimated costs to sell. Any write-down from the cost to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses.

   9.  Intangible Assets

  Intangible assets, consisting principally of goodwill associated with acquisitions, are being amortized to expense using the straight-line method over a fifteen-year period. Amortization expense related to intangible assets was $394,155 for 2000, $401,330 for 1999, and $331,673
  for 1998.

  10.  Income Taxes

  Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes related primarily to differences between the bases of assets and liabilities as measured by income tax laws and their bases as reported in the financial statements. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

  The Corporation and its subsidiaries (except for Commerce National Insurance Company) file consolidated income tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to the Corporation amounts determined to be payable.

  11.  Trust Assets

  Assets of the Trust Department, other than cash on deposit, are not included in the accompanying balance sheets, since such items are not assets of the bank.

  12.  Employee Benefits

  NBC maintains a noncontributory defined benefit pension plan covering substantially all employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. The annual pension cost charged to expense is actuarially determined in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 87, "Employers' Accounting for Pensions." The plan was amended effective January 1, 2001, to close participation in the plan. Employees hired subsequent to December 31, 2000, will not be eligible to participate. Current participants will continue to accrue benefits, but benefits accrued will be offset by contributions to the profit sharing plan.

  On January 1, 2001, the Corporation and its subsidiaries adopted a defined contribution profit sharing plan. Employer contributions will be made annually equal to 3% of each participant's base pay.
  Participant accounts will be 100% vested upon completion of five years of service.

  NBC provides a deferred compensation arrangement (401(k) plan) whereby employees contribute a percentage of their compensation. NBC makes matching contributions of fifty percent of employee contributions of six percent or less for employees with less than twenty years of service. For employees with service of twenty years or more, the matching contribution is seventy-five percent of employee contributions of six percent or less.

  Employees of NBC participate in a nonleveraged Employee Stock Ownership Plan (ESOP) through which common stock of the Corporation is purchased at its market price for the benefit of employees. Contributions are made at the discretion of the Board of Directors and are expensed in the applicable year. Effective January 1, 2001, the ESOP plan was amended to freeze the plan and to allow no new entrants into the ESOP. All participants at December 31, 2000, became 100% vested in their accounts. The ESOP is accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

  The Corporation and its subsidiary bank have various deferred income and supplemental retirement plans for certain key executive and senior officers. Life insurance contracts have been purchased which may be used to fund payments under the plans. The estimated present value of the projected payments under the plans is being accrued to expense over the remaining expected term of each participant's active employment.

  The Corporation provides an employee stock benefit plan whereby 8,434 shares of the Corporation's stock have been assigned for the benefit of certain key employees. Under the terms of the plan, retirement or similar payments will be equal to the fair market value of the stock plus all cash dividends paid since the adoption of the agreement. An expense was recorded at the establishment date based on the market value of the stock. The difference between any increase or decrease in the value of the stock is recorded as an adjustment to employee benefits expense.

  13.  Stock Options

  Stock option grants are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, no compensation expense is recognized for stock options granted.

  14.  Cash Flows

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one to seven day periods.

  15.  Net Income Per Share

  Basic net income per share computations are based upon the weighted average number of common shares outstanding during the periods. Diluted net income per share computations are based upon the weighted average number of common shares outstanding during the periods plus the dilutive effect of outstanding stock options. Net income per share for periods prior to 1999 have been restated to reflect the effect of the FFBS Bancorp, Inc. ("FFBS") acquisition which was accounted for as a pooling of interest.

  Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2000, 1999, and 1998:

                                            Years Ended December 31,
                                            2000      1999      1998
                                          ________  ________  ________

                                     (In thousands, except per share data)
     Basic Net Income Per Share
      Weighted average common shares
       outstanding                           7,180     7,178     6,987
                                          ========  ========  ========
        Net income                        $ 14,045  $ 10,508  $ 10,002
                                          ========  ========  ========
        Basic net income per share        $   1.96  $   1.46  $   1.43
                                          ========  ========  ========

     Diluted Net Income Per Share
      Weighted average common shares
       outstanding                           7,180     7,178     6,987
      Net effect of the assumed exercise
       of stock options based on the
       treasury stock method                     5        36        32
                                          ________  ________  ________
      Total weighted average common
       shares and common stock
       equivalents outstanding               7,185     7,214     7,019
                                          ========  ========  ========
      Net income                          $ 14,045  $ 10,508  $ 10,002
                                          ========  ========  ========
      Diluted net income per share        $   1.96  $   1.46  $   1.42
                                          ========  ========  ========

  16.  Off-Balance Sheet Financial Instruments

  In the ordinary course of business, NBC enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, commercial and similar letters of credit and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

  17.  Business Segments

  FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers. Management believes the Corporation's principal activity is community banking and that any other activities are not considered significant segments.

  18.  Accounting Pronouncements

  In June, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities." Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Statement No. 133 is effective for fiscal periods beginning after June 15, 2000, and its adoption will not have a material effect on the Corporation's consolidated financial statements.


NOTE B - ACQUISITIONS

  On April 28, 2000, NBC acquired Heritage Insurance Agency, Ltd. (Heritage), an independent insurance agency located in Starkville, Mississippi, for $47,025 in cash and 14,028 shares of the Corporation's common stock. Simultaneously with the acquisition, Heritage was merged into Galloway-Chandler-McKinney Insurance Agency, Inc. The acquisition of Heritage was accounted for as a purchase business combination, and the results of operations of Heritage, which are not material, have been included in the consolidated financial statements from the acquisition date.

  On August 31, 1999, the Corporation acquired all of the outstanding common stock of FFBS in exchange for 1,396,162 shares of the Corporation's common stock and a nominal amount of cash in lieu of fractional shares. Simultaneously, the wholly-owned subsidiary of FFBS, First Federal Bank for Savings ("First Federal"), was merged into NBC with NBC as the surviving institution. The acquisition of FFBS has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the consolidated accounts and consolidated operations of FFBS and its subsidiary. The effect of the pooling of interests on reported operations follows:

                                         NBC          FFBS
                                       Capital      Bancorp,    Currently
                                     Corporation      Inc.      Reported
                                     ___________  ___________  ___________
                                                 (In thousands)
     1998:
       Net interest income             $30,877       $4,703       $35,580
       Provision for loan losses         3,187          -           3,187
       Other income                      8,838          753         9,591
       Other expense                    26,056        3,045        29,101
       Net income                        8,494        1,508        10,002

  On September 30, 1999, NBC acquired the insurance agencies of Galloway-Wiggers Insurance Agency, Inc., Kyle Chandler Insurance Agency, Inc., Galloway-Chandler-McKinney, Inc., and Napier Insurance Agency, Inc.
  (GCM). GCM had total assets of approximately $1.4 million at acquisition. NBC exchanged 173,184 shares of the Corporation's common stock for all of the issued and outstanding common stock of GCM. The insurance agencies were combined into a wholly-owned subsidiary of NBC, Galloway-Chandler-McKinney Insurance Agency, Inc. The transaction has been accounted for as a pooling of interests, and the Corporation's consolidated financial statements for 1999 include the accounts of GCM. The consolidated financial statements for periods prior to 1999 were not restated as the changes would have been immaterial.

  On December 31, 1998, the Corporation acquired all of the outstanding stock of First National Corporation of West Point ("First National") in exchange for 864,736 shares of the Corporation's common stock and a nominal amount of cash in lieu of fractional shares. First National's wholly-owned subsidiary banks, First National Bank of West Point and National Bank of the South, were merged into NBC with NBC as the surviving institution. The merger was accounted for as a pooling of interests.

  The Corporation recognized approximately $3.9 million of expense associated with the acquisitions of FFBS and GCM. The following table presents the primary components of merger and integration expenses incurred through December 31, 1999, and the amounts remaining as accrued expenses and included in other liabilities at December 31, 1999:


                                                   Total      Remaining
                                                Merger and    Accrued at
                                                Integration  December 31,
                  Description                     Expense       1999
     _____________________________________      ___________  ___________
                                                     (In thousands)

     Employee contract and severance costs         $  803       $   50
     ESOP and other employee plan terminations        564           -
     Service contract terminations                    341           -
     Investment banker costs                          447           -
     Professional fees                                575           21
     Integration costs and other                      340           82
                                                   ______       ______

                                                   $3,070       $  153
                                                   ======       ======

  Other expenses associated with the merger and included in other categories in the accompanying consolidated statement of income for the year ended December 31, 1999, totaled approximately $780,000, and consisted principally of an additional provision for loan losses.

  Included in merger and integration expenses for the year ended
  December 31, 1998, are costs of $1.1 million associated with the First National acquisition. Also, approximately $1.8 million of additional expenses were incurred and these consisted principally of an additional provision for loan losses.


NOTE C - SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2000 and 1999, follows:

                                          December 31, 2000

                            ____________________________________________
                                          Gross      Gross     Estimated
                            Amortized  Unrealized  Unrealized    Fair
                               Cost       Gains      Losses      Value
                            _________  __________  __________  _________
                                            (In thousands)
  Securities available-
   for-sale:
    U. S. Treasury
     securities             $   4,595  $        3   $      54  $   4,544
    Obligations of other
     U. S. Government
      agencies                 44,596         141         185     44,552
    Obligations of states
     and municipal
     subdivisions              73,898         404          87     74,215
    Mortgage-backed
     securities                93,366         305         539     93,132
    Equity securities          10,572         -           -       10,572
    Other securities            5,100         -           121      4,979
                            _________  __________  __________  _________

                            $ 232,127  $      853  $      986  $ 231,994
                            =========  ==========  ==========  =========
  Securities held-to-
   maturity:
    Obligations of states
     and municipal
     subdivisions           $  49,796  $    3,547  $      -    $  53,343
                            =========  ==========  ==========  =========


                                          December 31, 1999
                            ____________________________________________
                                          Gross      Gross     Estimated
                            Amortized  Unrealized  Unrealized    Fair
                               Cost       Gains      Losses      Value
                            _________  __________  __________  _________
                                           (In thousands)
  Securities available-
   for-sale:
    U. S. Treasury
     securities             $   7,980  $        4  $      252  $   7,732
    Obligations of other
     U. S. Government
     agencies                  31,269          -          847     30,422
    Obligations of states
     and municipal
     subdivisions              76,337         174       1,005     75,506
    Mortgage-backed
     securities                78,489         177       2,142     76,524
    Equity securities           5,294          -           -       5,294
    Other securities            5,129           1         152      4,978
                            _________  __________  __________  _________

                            $ 204,498  $      356  $    4,398  $ 200,456
                            =========  ==========  ==========  =========
  Securities held-to-
   maturity:
    Obligations of states
     and municipal
     subdivisions           $  29,824  $    1,601  $       19  $  31,406
                            =========  ==========  ==========  =========
  The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2000, are as follows:


                              Available-for-Sale     Held-to-Maturity
                            _____________________  _____________________
                                       Estimated               Estimated
                            Amortized     Fair     Amortized     Fair
                               Cost       Value       Cost       Value

                            _________  __________  __________  _________
                                           (In thousands)

   Due in one year or less  $  25,967  $   26,019  $    1,637  $   1,668
   Due after one year
    through five years         65,124      65,131      12,896     13,783
   Due after five years
    through ten years          33,059      33,214      18,815     20,111
   Due after ten years          1,779       1,773      16,448     17,781
   Mortgage-backed
    securities and other
    securities                106,198     105,857         -          -

                            _________  __________  __________  _________

                            $ 232,127  $  231,994  $   49,796  $  53,343
                            =========  ==========  ==========  =========

  Equity securities consist of investments in FNMA preferred stock and stock of the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). The transferability of the Federal Reserve Bank and FHLB stock is restricted.

  Gross gains of $ -0-, $40,000, and $131,000, and gross losses of $22,000, $3,000, and $21,000 were realized on securities available-for-sale in 2000, 1999, and 1998, respectively.

  Securities with a carrying value of $202,892,000 and $156,550,000 at December 31, 2000 and 1999, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.


NOTE D - LOANS

  Loans outstanding include the following types:

                                                       December 31,
                                                    __________________
                                                      2000      1999
                                                    ________  ________
                                                      (In thousands)

    Commercial, financial and agricultural          $103,045  $101,503
    Real estate - construction                        33,638    26,185
    Real estate - mortgage                           402,987   390,205
    Installment loans to individuals                 105,564   101,624
    Other                                              2,255     4,234
                                                    ________  ________
                                                     647,489   623,751
    Allowance for loan losses                         (9,689)  (10,194)
                                                    ________  ________

                                                    $637,800  $613,557
                                                    ========  ========

  Transactions in the allowance for loan losses are summarized as follows:

                                            Years Ended December 31,
                                          ____________________________
                                            2000      1999      1998
                                          ________  ________  ________
                                                 (In thousands)

    Balance at beginning of year          $ 10,194  $ 10,102  $  8,528
    Additions:
      Provision for loan losses
        charged to operating expense         1,280     1,769     3,187
      Recoveries of loans previously
        charged off                            417       380       373
                                          ________  ________  ________
                                            11,891    12,251    12,088
    Deductions:
      Loans charged off                      2,202     2,057     1,986
                                          ________  ________  ________

    Balance at end of year                $  9,689  $ 10,194  $ 10,102
                                          ========  ========  ========

  At December 31, 2000 and 1999, the recorded investment in loans considered to be impaired totaled approximately $3,160,000 and $1,993,000, respectively. The allowance for loan losses related to these loans approximated $ 1,600,000 and $1,009,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999, was approximately $2.1 million and $2.5 million, respectively. For the years ended December 31, 2000 and 1999, the amount of income recognized on impaired loans was immaterial.


NOTE E - PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

                                       Estimated      December 31,
                                     Useful Lives  __________________

                                       In Years      2000      1999
                                     ____________  ________  ________
                                                     (In thousands)
    Premises:
      Land                                 -       $  2,868  $  3,187
      Buildings, construction and
        improvements                    10 - 50      16,097    16,902
                                                   ________  ________
                                                     18,965    20,089
    Equipment                            3 - 10      11,435    10,964
                                                   ________  ________
                                                     30,400    31,053
    Less accumulated depreciation
      and amortization                              (14,115)  (14,296)
                                                   ________  ________

                                                   $ 16,285  $ 16,757
                                                   ========  ========

  The amount charged to operating expenses for depreciation was $1,922,000 for 2000, $1,845,000 for 1999, and $1,821,000 for 1998.


NOTE F - BORROWED FUNDS

  Federal funds purchased and securities sold under repurchase agreements consisted of the following at December 31, 2000 and 1999:

                                                         December 31,
                                                      __________________
                                                        2000      1999
                                                      ________  ________
                                                        (In thousands)

     Federal funds purchased                          $     -   $ 11,015
     Securities sold under agreements to repurchase     16,326    17,651
                                                      ________  ________

                                                      $ 16,326  $ 28,666
                                                      ========  ========

  Federal funds purchased and securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                        2000      1999
                                                      ________  ________
                                                       ($ In thousands)

     Average balance during the year                  $ 17,049  $ 15,766
     Average interest rate during the year               4.16%     4.00%
     Maximum month-end balance during the year          17,831    18,142

  Securities underlying the repurchase agreements remain under the control of NBC.

  Other borrowed funds consisted of the following at December 31:

                                                        2000      1999
                                                      ________  ________
                                                         (In thousands)

     FHLB advances                                    $ 54,653  $ 64,395
     Treasury tax and loan note                          2,374     2,462
                                                      ________  ________

                                                      $ 57,027  $ 66,857
                                                      ========  ========

  Advances from the FHLB have maturity dates ranging from January, 2001, through January, 2006. Interest is payable monthly at rates ranging from 5.90% to 7.29%. Advances due to the FHLB are collateralized by first mortgage loans, FHLB capital stock, and amounts on deposit with the FHLB. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

  Annual principal repayment requirements on FHLB borrowings at December 31, 2000, are as follows:

                         Year       Amount
                         ____       ______
                                (In thousands)

                         2001      $ 24,506
                         2002        15,704
                         2003         5,421
                         2004         5,357
                         2005         3,473
                      Thereafter        192


NOTE G - COMPREHENSIVE INCOME

  In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosure of the reclassification amounts are as follows:

                                             Years Ended December 31,
                                           ____________________________
                                             2000      1999      1998
                                           ________  ________  ________
                                                  (In thousands)
     Net change in unrealized gains
     (losses):
       Net unrealized gains (losses)
         on securities available-for-sale $ 3,887 $ (6,096) $ 1,339 Reclassification adjustment for
         (gains) losses on securities
         available-for-sale                      22       (37)    (110)
                                           ________  ________  ________
       Net change in unrealized gains
         (losses) on securities available-
         for-sale before tax                  3,909    (6,133)   1,229
                                           ________  ________  ________
     Income tax (expense) benefit:
       Net unrealized gains (losses) on
         securities available-for-sale       (1,323)    2,070     (496)
       Reclassification adjustment for
         gains (losses) on securities
         available-for-sale                      (8)       14       41
                                           ________  ________  ________
       Total income tax (expense)
         benefit                             (1,331)    2,084     (455)
                                           ________  ________  ________
     Net change in unrealized gains
       (losses) on securities available-
       for-sale, net of tax before
       minority interest                      2,578    (4,049)      774
     Minority interest in net change             (8)       33       (16)
                                           ________  ________  ________


                                           $  2,570  $ (4,016) $    758
                                           ========  ========  ========

NOTE H - INCOME TAXES

  The provision for income taxes including the tax effects of securities transactions [2000 - $(8,254); 1999 - $13,965; 1998 - $41,200] is as
  follows:

                                              Years Ended December 31,
                                           ____________________________
                                              2000     1999      1998
                                           ________  ________  ________
                                                  (In thousands)

    Current tax expense                    $  5,174  $  3,618  $  4,230
    Deferred tax expense (benefit)              103      (719)   (1,349)
                                           ________  ________  ________

                                           $  5,277  $  2,899  $  2,881
                                           ========  ========  ========

  The difference between the total expected tax expense at the federal tax rate of 34% and the reported income tax expense is as follows:

                                             Years Ended December 31,
                                           ____________________________
                                             2000     1999      1998
                                           ________  ________  ________
                                                  (In thousands)

    Tax on income before income taxes      $  6,569  $  4,558  $  4,380
    Increase (decrease) resulting from:
      Tax-exempt income                      (2,231)   (1,959)   (2,046)
      Nondeductible expenses                    442       481       326
      State income taxes, net of federal
        benefit                                 540       334       345
      Recapture of minimum tax by
        subsidiary                              -        (172)      -
      Other, net                                (43)     (343)     (124)
                                           ________  ________  ________

                                           $  5,277  $  2,899  $  2,881
                                           ========  ========  ========

  The components of the net deferred tax asset included in other assets as of December 31, 2000 and 1999, are as follows:

                                                       December 31,
                                                    __________________
                                                      2000     1999
                                                    ________  ________
                                                      (In thousands)
    Deferred tax assets:
      Allowance for loan losses                     $  3,460  $  3,574
      Employee benefits                                  547       493
      Other                                              882       747
      Unrealized loss on securities
        available-for-sale                                49     1,380
                                                     _______  ________
          Total deferred tax assets                    4,938     6,194
                                                     _______  ________

    Deferred tax liabilities:
      Premises and equipment                         $  (822) $   (949)
      Other                                           (1,133)     (828)
                                                     _______  ________
        Total deferred tax liabilities                (1,955)   (1,777)
                                                     _______  ________

    Net deferred tax asset                           $ 2,983  $  4,417
                                                     =======  ========

NOTE I - STOCK OPTIONS

  In connection with the business combination with FFBS, the Corporation assumed stock options which were previously granted by FFBS and converted those options, based upon the appropriate exchange ratio, into options to acquire the Corporation's common stock. The stock options had been granted to eligible employees and directors of FFBS. All options were granted with an exercise price of $11.42 per share (as adjusted by the exchange ratio).

  Activity for the assumed stock options for the three years ended December 31, 2000, follows:

                                                    December 31,
                                               ______________________
                                                2000    1999    1998
                                               ______  ______  ______

    Shares under option at beginning of year   15,547  57,772  69,308
      Granted                                     -       -       -
      Exercised                                 7,768  42,225  11,536
      Canceled                                    -       -       -

                                               ______  ______  ______

    Shares under option at end of year          7,779  15,547  57,772
                                               ======  ======  ======
    Exercisable at end of year                  7,779  15,547  57,772
                                               ======  ======  ======

  The options outstanding have a remaining weighted average contract life of 1.4 years.

  The pro forma net income and pro forma net income per share, as determined in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation," is not materially different from net income and net income per share as reported.


NOTE J - EMPLOYEE BENEFITS

  The following table sets forth the defined benefit plan's funded status and amounts recognized in the Corporation's consolidated financial statements at December 31, 2000 and 1999:

                                                       December 31,
                                                      ______________
                                                       2000    1999
                                                      ______  ______
                                                     ($ In thousands)
    Change in benefit obligation:
      Benefit obligation at beginning of year         $7,115  $8,367
      Service cost                                       543     572
      Interest cost                                      578     559
      Actuarial (gain) loss                              394    (548)
      Amendments                                        (864)    -
      Beginning of year measurement loss                 634     -
      Administrative expenses paid                       (52)    -
      Benefits paid                                     (601) (1,835)
                                                      ______  ______
      Benefit obligation at end of year                7,747   7,115
                                                      ______  ______
    Change in plan assets:
      Fair value of plan assets at beginning of year   9,545   9,988
      Return on plan assets                             (124)    858
      Employer contributions                              85     -
      Administrative expenses paid                       (52)    -
      Benefits paid                                     (601) (1,835)
      Asset gains deferred for later recognition         -       534
                                                      ______  ______
      Fair value of plan assets at end of year         8,853   9,545
                                                      ______  ______

      Funded status                                    1,106   2,430
      Unrecognized net asset at adoption of
        Statement No. 87 being recognized over
        employees' remaining service life                -       (26)
      Unrecognized net actuarial (gain) loss           1,609    (332)
      Unrecognized prior service cost                 (1,587)   (796)
                                                      ______  ______

      Prepaid benefit cost                            $1,128  $1,276
                                                      ======  ======
      Weighted average assumptions:
        Discount rate                                  7.50%   7.75%
        Expected return on plan assets                 8.50%   9.50%
        Rate of compensation increase                  5.00%   5.00%

      Components of net periodic benefit cost:
        Service cost                                  $  543  $  573
        Interest cost                                    577     559
        Expected return on plan assets                  (730)   (858)
        Amortization of prior service costs              (72)    (72)
        Amortization of transition obligation            (26)    (33)
        Recognized net actuarial loss                     11      33
                                                      ______  ______

                                                      $  303  $  202
                                                      ======  ======

  In connection with its conversion to a stock savings and loan association in 1993, First Federal established an ESOP. At formation, the ESOP borrowed $1,269,000 from FFBS to purchase 126,960 shares of FFBS common stock. The loan obligation was considered unearned compensation and, as such, was recorded as a reduction of stockholders' equity. Cash contributions to the ESOP were determined based on the total debt service of the ESOP less any dividends paid on ESOP shares. Accounting for the ESOP was in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." As the debt was repaid, shares were released from collateral and allocated to qualified employees based on the proportion of debt service paid for the year. As shares were released from collateral, an expense was recorded equal to the fair market value of the shares allocated. For the years ended December 31, 1999, and 1998, employee benefit expense related to the First Federal ESOP totaled $333,481, and $379,868, respectively. In accordance with the terms of the ESOP, concurrent with the business combination, the debt was retired and the remaining unallocated shares were allocated to participants, resulting in an additional one-time expense in 1999 of $423,400.

  No contributions were made to the Corporation's nonleveraged ESOP in 2000. Contributions to the ESOP were $100,000 in 1999, and $80,000 in 1998. At December 31, 2000, the plan held 315,856 shares of the Corporation's common stock. Contributions to the 401(k) plan amounted to $278,534 in 2000, $336,722 in 1999, and $290,230 in 1998.

  In 1993, First Federal established a Recognition and Retention Plan ("RRP") under which awards of FFBS common stock were made to directors of First Federal. Common stock was purchased by the RRP at its market value and was considered unearned compensation at the time of purchase and earned ratably over the stipulated vesting period. As such, the RRP unearned compensation was reported as a reduction of stockholders' equity. In accordance with the terms of the RRP, the shares awarded were immediately vested upon consummation of the merger with NBC, resulting in an additional one-time expense in 1999 of $70,536.

  Expenses under the deferred income and supplemental retirement plans, net of increases in the cash surrender value of life insurance contracts, were not material for 2000, 1999, and 1998.


NOTE K - TREASURY STOCK

  Shares held in treasury totaled 37,235 at December 31, 2000, and 17,470 at December 31, 1999.

  Upon formation of the Corporation's ESOP, the Corporation was required by IRS regulations to provide a put option to plan participants in order to provide liquidity to participants who received Corporation common stock. During the years 2000 and 1999, the Corporation acquired, as treasury shares, 41,561 and 52,788 shares, respectively, of its common stock of which 41,561 and 47,316 shares, respectively, were the result of the exercise of the put option. Upon consummation of the acquisition of FFBS, 21,420 treasury shares were issued and in accordance with APB Opinion No. 16, "Business Combinations," the issuance of the treasury shares has been reported as though the shares were retired. Additionally, 7,768 and 13,898 treasury shares were issued in 2000 and 1999, respectively, upon the exercise of stock options, and 14,028 treasury shares were issued in connection with the acquisition of Heritage.


NOTE L - RELATED PARTY TRANSACTIONS

  In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, and are consistent with sound banking practices and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2000 is summarized as follows:
                                                         (In thousands)
                                                             _______

    Loans outstanding at January 1, 2000                     $11,634
    New loans                                                 14,498
    Repayments                                                (2,921)
                                                             _______

    Loans outstanding at December 31, 2000                   $23,211
                                                             =======

  Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and stockholders.


NOTE M - REGULATORY MATTERS

  Any dividends paid by the Corporation are provided from dividends received from its subsidiary bank. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the Comptroller of the Currency is limited to the current year's net profits (as defined by the Comptroller of the Currency) and retained net profits of the two preceding years.

  The Corporation and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

  To ensure capital adequacy, quantitative measures have been established by regulators and these require the Corporation and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted average total assets (leverage). Management believes, as of December 31, 2000, that the Corporation and its subsidiary bank exceed all capital adequacy requirements.

  At December 31, 2000, NBC was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has total risk-based capital ratio of 10% or more, has a Tier I risk-based capital ratio of 6% or more, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

  The actual capital amounts and ratios at December 31, 2000 and 1999, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure:

                                        NBC Capital
                                        Corporation
                                       (Consolidated)         NBC
                                      _______________   _______________
                                       Amount   Ratio    Amount   Ratio
                                      ________  _____   ________  _____
                                                ($ In thousands)
     December 31, 2000:
       Total risk-based               $126,562  19.4%   $122,418  18.8%
       Tier I risk-based               118,384  18.1%    114,248  17.5%
       Tier I leverage                 118,384  12.1%    114,248  11.6%

     December 31, 1999:
       Total risk-based               $120,269  19.6%   $115,673  18.9%
       Tier I risk-based               112,602  18.4%    108,008  17.7%
       Tier I leverage                 112,602  11.8%    108,008  11.4%

  The minimum amounts of capital and ratios as established by banking regulators at December 31, 2000 and 1999, were as follows:


                                        NBC Capital
                                        Corporation
                                       (Consolidated)         NBC
                                      _______________   _______________
                                       Amount   Ratio    Amount   Ratio
                                      ________  _____   ________  _____
                                                ($ In thousands)
     December 31, 2000:
       Total risk-based               $ 52,366   8.0%   $ 52,166   8.0%
       Tier I risk-based                25,183   4.0%     26,083   4.0%
       Tier I leverage                  29,648   3.0%     29,740   3.0%

     December 31, 1999:
       Total risk-based               $ 49,067   8.0%   $ 48,858   8.0%
       Tier I risk-based                24,534   4.0%     24,429   4.0%
       Tier I leverage                  28,560   3.0%     26,868   3.0%

  NBC is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2000, the required reserve balance on deposit with the Federal Reserve Bank was approximately $500,000.


NOTE N - COMMITMENTS AND CONTINGENT LIABILITIES

  The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, credit card lines, and commercial and similar letters of credit. A summary of commitments and contingent liabilities at December 31, 2000 and 1999, is as follows:

                                                      Contractual Amount
                                                       ________________
                                                         December 31,
                                                       ________________
                                                         2000    1999
                                                       _______  _______

                                                        (In thousands)

    Commitments to extend credit                       $91,570  $64,645
    Credit card lines                                    7,230    5,829
    Commercial and similar letters of credit             4,481    4,588

  Commitments to extend credit, credit card lines, and commercial and similar letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred in 2000 or 1999, nor are any significant losses as a result of these transactions anticipated.

  NBC is a defendant in a lawsuit in which a class is pursuing unspecified compensatory and punitive damages as a result of the placement of collateral protection insurance. NBC is vigorously defending its position and, at present, is unable to determine the potential loss or costs, if any, of the litigation.

  NBC is also a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the Corporation's consolidated financial statements.


NOTE O - CONCENTRATIONS OF CREDIT

  Most of the loans, commitments and letters of credit of NBC have been granted to customers in its market areas. Generally, such customers are also depositors. Investments in state and municipal securities also involve governmental entities within the bank's market areas. The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.


NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

                                               Years Ended December 31,

                                               _________________________
                                                 2000     1999    1998
                                               _______  _______  _______
                                                    (In thousands)
  Cash paid during the year for:
    Interest                                   $34,376  $29,195  $32,570
    Income taxes, net of refunds                 4,924    3,840    4,500


NOTE Q - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents - For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

  Securities - For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposits - The fair values of demand deposits are, as required by Statement No. 107, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

  Short-Term Borrowings - The carrying value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

  FHLB and Other Borrowings - The fair value of the fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of any variable rate borrowings approximates their fair values.

  Off-Balance Sheet Instruments - Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                             December 31, 2000     December 31, 1999
                            ____________________  ____________________
                                       Estimated             Estimated
                             Carrying    Fair     Carrying     Fair
                              Amount     Value     Amount      Value
                            _________  _________  _________  _________
    Financial Instruments:                (In thousands)
     Assets:
      Cash and cash
       equivalents          $  45,150  $  45,150  $  82,384  $  82,384
      Securities available-
       for-sale               231,994    231,994    200,456    200,456
      Securities held-to-
       maturity                49,796     53,353     29,824     31,406
      Loans                   637,800    637,083    613,557    612,609

     Liabilities:
      Noninterest-bearing
       deposits                96,788     96,788     92,506     92,506
      Interest-bearing
       deposits               708,016    708,518    660,304    660,495
      Federal funds
       purchased and
       securities sold
       under agreements
       to repurchase           16,326     16,326     28,666     28,666
      FHLB and other
       borrowings              57,027     57,019     66,857     66,854


NOTE R - SUBSEQUENT EVENTS

  On February 1, 2001, the Corporation entered into a letter of intent to purchase approximately 977,000 shares of the Corporation's common stock for approximately $24.5 million. The acquisition is expected to be completed by March 29, 2001.


NOTE S - CONDENSED PARENT COMPANY STATEMENTS

  Balance sheets as of December 31, 2000 and 1999, and statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998, of NBC Capital Corporation (parent company only) are presented below:

                              BALANCE SHEETS

                                                       2000      1999
                                                     ________  ________
                                                        (In thousands)
   Assets
    Cash and cash equivalents                        $  2,469  $  2,605
    Investment in subsidiaries                        116,977   108,163
    Other assets                                        2,675     5,747
                                                     ________  ________

                                                     $122,121  $116,515
                                                     ========  ========
   Liabilities and Stockholders' Equity
    Dividends payable and other liabilities          $  1,998  $  5,264
    Stockholders' equity                              120,123   111,251
                                                     ________  ________

                                                     $122,121  $116,515
                                                     ========  ========

                     STATEMENTS OF INCOME

                                             Years Ended December 31,
                                           ____________________________
                                             2000      1999      1998
                                           ________  ________  ________
                                                  (In thousands)
   Income
    Dividends from subsidiaries            $  8,136  $  9,393  $  4,373
    Other                                       130       149       206
                                           ________  ________  ________
                                              8,266     9,542     4,579
   Expense                                      127     1,135       930
                                           ________  ________  ________
   Income before income taxes and equity
    in undistributed earnings of
    subsidiaries                              8,139     8,407     3,649
   Income tax benefit                             4       258       282
   Income before equity in undistributed
    earnings of subsidiaries                  8,143     8,665     3,931
   Equity in undistributed earnings of
    subsidiaries                              5,902     1,843     6,071
                                          _________  ________  ________

   Net income                             $  14,045  $ 10,508  $ 10,002
                                          =========  ========  ========


                       STATEMENTS OF CASH FLOWS


                                             Years Ended December 31,
                                           ____________________________
                                             2000      1999      1998
                                           ________  ________  ________
                                                  (In thousands)
   Cash Flows From Operating Activities
    Net income                             $ 14,045  $ 10,508  $ 10,002
    Equity in subsidiaries' earnings in
     excess of dividends                     (5,902)   (1,843)   (6,071)
    Other, net                                2,981    (2,148)     (469)
                                           ________  ________  ________

    Net cash provided by operating
     activities                              11,124     6,517     3,462
                                           ________  ________  ________


   Cash Flows From Investing Activities         (47)       -      1,750
                                           ________  ________  ________

   Cash Flows From Financing Activities
    Dividends paid on common stock          (10,138)   (5,344)   (4,277)
    Other, net                               (1,075)   (1,563)      134
                                           ________  ________  ________

   Net cash used in financing activities    (11,213)   (6,907)   (4,143)
                                           ________  ________  ________
  Net increase (decrease) in cash and
   cash equivalents                            (136)     (390)    1,069

  Cash and cash equivalents at beginning
   of year                                    2,605     2,995     1,926

                                           ________  ________  ________
  Cash and cash equivalents at end
   of year                                 $  2,469  $  2,605  $  2,995
                                           ========  ========  ========


NOTE T - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
         AMOUNTS (UNAUDITED)

                                           Three Months Ended
                                   __________________________________
                                   Mar. 31  June 30  Sept. 30 Dec. 31
                                   _______  _______  _______  _______
                                (In thousands, except per share amounts)
  2000
  Total interest income            $17,357  $17,836  $18,405  $19,137
  Total interest expense             7,948    8,481    9,051    9,498
                                   _______  _______  _______  _______
   Net interest income               9,409    9,355    9,354    9,639
  Provision for loan losses            383      382      282      233
                                   _______  _______  _______  _______
   Net interest income after
    provision for loan losses        9,026    8,973    9,072    9,406
  Total noninterest income,
    excluding securities gains
    (losses)                         3,492    3,567    3,439    3,286
  Securities gains (losses)            -        (20)     -         (2)
  Total noninterest expenses         6,986    7,518    7,961    8,452
  Income taxes                       1,643    1,388    1,182    1,064
                                   _______  _______  _______  _______

  Net income                       $ 3,889  $ 3,614  $ 3,368  $ 3,174
                                   =======  =======  =======  =======
  Per share:
   Net income                         $.54     $.50     $.47     $.45
   Net income, diluted                 .54      .50      .47      .45
   Cash dividends declared             .24      .24      .24      .25


  1999
  Total interest income            $16,515  $16,677  $16,918  $16,979
  Total interest expense             7,677    7,634    7,757    7,930
                                   _______  _______  _______  _______
   Net interest income               8,838    9,043    9,161    9,049
  Provision for loan losses            315      315    1,099       40
                                   _______  _______  _______  _______

   Net interest income after
    provision for loan losses        8,523    8,728    8,062    9,009
  Total noninterest income,
   excluding securities gains
   (losses)                          3,315    3,047    3,271    3,384
  Securities gains (losses)            -         17       20      -
  Total noninterest expense,
   including merger and
   consolidation expenses            7,578    7,628   10,199    8,564
  Income taxes                         836    1,037      105      921
                                   _______  _______  _______  _______

  Net income                       $ 3,424  $ 3,127  $ 1,049  $ 2,908
                                   =======  =======  =======  =======
  Per share:
   Net income                         $.48     $.44     $.15     $.39
   Net income, diluted                 .48      .44      .15      .39
   Cash dividends declared             -        .18      -        .69





ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                              PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Reference is made to the material under the captions, "Information About the Board's Nominees" and "Executive Officers," of the Company's proxy statement, dated April 9, 2001, which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

    Reference is made to the caption, "Executive Compensation" of the Company's proxy statement, dated April 9, 2001, which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the caption, "Stock Ownership of Directors, Officers, and Principal Shareholders," of the Company's proxy statement, dated April 9, 2001, which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to, "Certain Relationships and Related Transactions and Indebtedness" of the Company's proxy statement, dated April 9, 2001, which is incorporated herein by reference.



                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The following consolidated financial statements and report of independent auditors of NBC Capital Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2000.

                        Report of Independent Auditors

             Consolidated Balance Sheets--December 31, 2000 and 1999

                 Consolidated Statements of Income--Years Ended
                       December 31, 2000, 1999, and 1998

         Consolidated Statements of Shareholders' Equity--Years Ended
                       December 31, 2000, 1999, and 1998

               Consolidated Statements of Cash Flows--Years Ended
                       December 31, 2000, 1999, and 1998

                  Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules

        Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3(a)&(c).  Exhibits:

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

                 10.7 Employment Agreement Dated January 2, 2001, by and Between National Bank of Commerce and Richard T. Haston

                 10.8 Employment Agreement Dated January 2, 2001 by and Between National Bank of Commerce and Mark A. Abernathy

              11. - 12.  None

                 13.     None

              14. - 20.  None

                 21.     Subsidiaries of Company

                 23.     None

                 27. Financial Data Schedule (Electronic Filing Only)- year ended December 31, 2000

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 2000.

(d) Financial statement schedules - None.



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


   /S/ Allen B. Puckett, III                /S/ J. Nutie Dowdle
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ Mark A. Abernathy                    /S/ Sammy J. Smith
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ Thomas J. Prince                    /S/ Robert S. Jones
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ Ralph Pogue                         /S/ Robert S. Caldwell, Jr.
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ Robert L. Calvert, III              /S/ Bobby Harper
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ Harry Stokes Smith                  /S/ Robert A. Cunningham
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ James C. Galloway, Jr.              /S/ Robert D. Miller
_________________________________        _______________________________
           (Director)                               (Director)

   /S/ Henry Weiss
_________________________________
           (Director)


Date: March 23, 2001