Form 10-Q
period 2001-03-31
NBC CAPITAL CORP
filed 2001-05-14
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

Commission File Number  1-15773

                            NBC CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter.)


    Mississippi                              64-0694775
(State of other jurisdiction of          (I. R. S. Employer
incorporation or organization)           Identification No.)


NBC Plaza, P. O. Box 1187, Starkville, Mississippi            39760
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (662) 323-1341

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

Common Stock, $1 Par Value - 6,202,460 shares as of March 31, 2001.




                   PART  I - FINANCIAL INFORMATION

                        NBC CAPITAL CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME FOR

              THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                              (Unaudited)
             (Amounts in thousands, except per share data)


                                                    2001      2000
                                                  _______   _______
INTEREST INCOME:
     Interest and Fees on Loans                   $14,319   $13,844
     Interest And Dividends On Investment
        Securities                                  4,257     3,317
     Other Interest Income                            399       253
                                                  _______   _______
          Total Interest Income                    18,975    17,414

INTEREST EXPENSE:
     Interest on Deposit                            8,650     7,113
     Interest on Borrowed Funds                     1,279       835
                                                  _______   _______
          Total Interest Expense                    9,929     7,948
                                                  _______   _______
        Net Interest Income                         9,046     9,466
     Provision for Possible Loan Losses               180       383
                                                  _______   _______
        Net Interest Income After Provision for
          Loan Losses                               8,866     9,083
                                                  _______   _______

NON-INTEREST INCOME:
     Income from Fiduciary Activities                 427       376
     Service Charge on Deposit Accounts             1,382     1,260
     Insurance Commissions,  Fees, and Premiums       880     1,057
     Other Non-Interest Income                        877       666
                                                  _______   _______
        Total Non-Interest Income                   3,566     3,359
     Gains (Losses) on Securities                      49         0

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                 4,606     3,672
     Expense of Premises and Fixed Assets           1,183     1,088
     Other Non-Interest Expense                     2,192     2,150
                                                  _______   _______
        Total Non-Interest Expense                  7,981     6,910
                                                  _______   _______

Income Before Income Taxes                          4,500     5,532
Income Taxes                                        1,152     1,643
                                                  _______   _______

NET INCOME                                        $ 3,348   $ 3,889
                                                  =======   =======

Net Earnings Per Share:
     Basic                                        $  0.47   $  0.54
                                                  =======   =======
     Diluted                                      $  0.47   $  0.54
                                                  =======   =======

Certain reclassifications have been made in the 2000 Consolidated
Statement of Income to conform to classifications used in the current year.


                      NBC CAPITAL CORPORATION

                    CONSOLIDATED BALANCE SHEETS


                                         Mar. 31, 2001   Dec. 31, 2000
                                         _____________   _____________
                                          (Unaudited)      (Audited)
      ASSETS:
Cash and Balances Due From Banks:
   Noninterest -Bearing Balances            $   26,521     $   29,439
   Interest-bearing Balances                     2,017          2,289
                                            __________     __________
      Total Cash and Due From Banks             28,538         31,728
Held-To-Maturity Securities (Market
   value of $53,890 at March 31, 2001
   and $53,343 at December 31, 2000)            49,814         49,796
Available-For-Sale Securities                  269,613        231,994
                                            __________     __________
     Total Securities                          319,427        281,790
Federal Funds Sold and Securities
   Purchased Under Agreement to Resell          25,345         13,422
Loans                                          644,773        647,489
Less: Reserve for Loan Losses                   (9,423)        (9,689)
                                            __________     __________
     Net Loans                                 635,350        637,800
Bank Premises and Equipment (Net)               16,582         16,285
Interest Receivable                              9,868         10,521
Other Assets                                    28,639         17,969
                                            __________     __________

      TOTAL ASSETS                          $1,063,749     $1,009,515
                                            ==========     ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-Interest Bearing                     $   95,510     $   96,788
   Interest Bearing Deposits                   738,441        708,016
                                            __________     __________
      Total Deposits                           833,951        804,804
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase          20,031         16,326
Other Borrowed Funds                            97,175         57,027
Interest Payable                                 3,534          3,420
Other Liabilities                                9,728          7,815
                                            __________     __________
   TOTAL LIABILITIES                           964,419        889,392

Stockholders' Equity:
   Common Stock $1 par Value, Authorized
      10,000,000 shares, Issued 7,212,662        7,213          7,213
Surplus and Undivided Profits                  115,474        114,021
Accumulated Other Comprehensive Income           2,078            (68)
Treasury Stock, at cost                        (25,435)        (1,043)
                                            __________     __________
   TOTAL STOCKHOLDERS' EQUITY                   99,330        120,123
                                            __________     __________
   TOTAL LIABILITIES & STOCKHOLDERS'
   EQUITY                                   $1,063,749     $1,009,515
                                            ==========     ==========




                             (Unaudited)

(Amounts in thousands)
                                                    2001      2000
                                                  ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                     $  3,348   $  3,889
   Adjustments to Reconcile Net Income to
     Net Cash:
       Depreciation and Amortization                   634        582
       Deferred Income Taxes (Credits)              (2,113)        26
       Provision for Loan Losses                       180        383
       Loss (Gain) on Sale of Securities                49)         0
      (Increase) Decrease in Interest Receivable       653        (28)
      (Increase) Decrease in Other Assets           (9,841)     1,376
       Increase (Decrease) in Interest Payable         114        (41)
       Increase (Decrease) in Other Liabilities      1,913     (1,105)
                                                  ________   ________

   Net Cash Provided by Operating Activities        (5,161)     5,082

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Maturities and calls of
      Securities                                    11,774      2,496
   Proceeds from Sale of Securities                  5,065          0
   Purchase of Securities                          (51,224)   (14,112)
   (Increase) Decrease in Loans                      2,270     (7,008)
   (Additions) Disposal of Bank Premises
      and Equipment                                   (805)       196
                                                  ________   ________

   Net Cash Used in Investing Activities           (32,920)   (18,428)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (Decrease) in Deposits                  29,147     18,137
   Dividend Paid on Common Stock                    (1,794)    (1,731)
   Increase (Decrease) in Borrowed Funds            43,853    (39,639)
   Purchase of Treasury Stock                      (24,392)         0
                                                  ________   ________

   Net Cash Provided by Financing Activities        46,814    (23,233)

   Net Increase (decrease) in Cash and Cash
      Equivalents                                    8,733    (36,579)

   Cash and Cash Equivalents at Beginning
      of Year                                       45,150     82,384
                                                  ________   ________
   Cash and Cash Equivalents at End of
      Quarter                                     $ 53,883   $ 45,805
                                                  ========   ========
   Interest                                       $  9,815   $  7,989
                                                  ========   ========
   Income Taxes                                   $    -     $    -
                                                  ========   ========


                        NBC CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation ("Corporation") and its subsidiaries, National Bank of Commerce and First National Finance Company. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statement presented in this report have been made. Such adjustments were of a normal recurring nature.



                           PART I.  ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

                            MARCH 31, 2001



DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

This current report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Corporation. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Corporation's documents and oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state, or local legislature requirements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.


RESULTS OF OPERATIONS

First quarter of 2001 compared to the first quarter of 2000

Earnings for the first quarter of 2001 decreased by 13.9% to $3.35 million or $.47 per share. This compares to $3.89 million or $.54 per share for the first quarter of 2000. These 2001 totals equate to a 1.3% return on average assets and a 12.4% return on average equity. For this same period in 2000, return on average assets was 1.6% and return on average equity was 13.9%.

Net interest income for the first quarter of 2001 was $9.05 million compared to $9.47 million for 2000. This represents a decrease of 4.4%. This decrease resulted from a fifty-seven basis point decrease in the net interest margin. This decline in margin was partially offset by an 11.1% increase in average earning assets. The primary reason for the decline in margin was the very rapid reduction in interest rates by the Federal Reserve during the quarter. There were two; one-half point interest rates cuts during January, followed by another half-point cut in March. Even though lower interest rates may improve future loan growth, it can create problems in any given quarter depending on the maturities of fixed rate loans and certificates of deposit and the number of adjustable rate loans in the loan portfolio. During this period the yields on loans adjusted down more quickly than the cost of deposits could be lowered. The Corporation's balance sheet is neutrally gapped with a balanced alignment of asset and liability repricing opportunities. Management believes that if the Federal Reserve will complete its rate reductions during the first half of the year, the Corporation's net interest income should improve during the second half of the year as spreads begin to even out. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exist, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified loan to capital was 20.7% at March 31, 2001 and the percentage of loans past due 30 days or more was 1.96% system wide. The Reserve for Loan Losses as a percentage of total loans has declined from 1.50% of net loans at the end of 2000 to 1.47% at the end of the first quarter of 2001. During this quarter, net charge-offs totaled $419,000 compared to $381,000 for the same quarter of 2000. Overall, Loan quality remains good. At the end of the first quarter of 2001, the ratio of non-performing loans to total loans remained low at
 .59%. This compares to .59% at December 31, 2000 and .38% at March 31, 2000. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the first quarter of 2001 and at the end of 2000 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses has declined from $383,000 during the first quarter of 2000 to $180,000 in the same quarter of 2001. The level of the provision for the first quarter of 2001 was reduced due to the overall quality of the portfolio and to allow the balance in the Reserve for Loan Losses to be at the appropriate level to cover the credit risk in the portfolio as of March 31, 2001, as determined by the above described analysis.

Non-interest income grew 6.2% resulting from a 13.6% increase in income from the Company's Trust and Financial Management activities and a 9.7% increase in income from deposit accounts. Additionally, other non-interest income increased by $211,000 or 31.7%. The majority of this increase came from a $134,000 increase in fees from our mortgage-related activities and a $57,000 increase in earnings from a $10 million purchase of Bank Owned Life Insurance. Insurance commissions, fees and premiums declined by $177,000 or 16.7%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. During the first quarter of 2001 a great deal of time and effort was spent handling claims that resulted from a major storm that hit the service area. This took away from time that would have been spent developing customers and selling product.

Non-interest expenses increased 15.5% for the period reported. This increase resulted from a 25.4 increase in salaries and employment benefits, an 8.7% increase in the expenses associated with premises and fixed assets and a 1.9% increase in other non-interest expenses. The large increase in salaries and employee benefits resulted the Corporation's growth plus normal annual increases, the quarterly accrual of bonuses that had previously been accrued annually during the fourth quarter, and a non-recurring credit of $370,000 that reduced salaries and employee benefits in the first quarter of 2000.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate declined from 29.7% for the first quarter of 2000 to 25.6% for the first quarter of 2001. This decline in the effective tax rate for the quarter resulted primarily from the Corporation's ability to add to its portfolio of tax exempt securities. The Corporation's ability to further reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows an increase in total assets from $1,010 million to $1,064 million during the first quarter of 2001.
During this period, deposits increased by $29.1 million. Also, the Federal Home Loan Bank borrowings and Securities Sold Under Agreements to Repurchase increased by $40.1 million and $3.7 million, respectively. Also, during the first quarter of 2001, net loans declined by $2.7 million from $647.5 million to $644.8 million. These changes resulted in a net increase in available funds of approximately $75.6 million. These available funds were used to increase Fed Funds Sold and Securities Purchased Under Agreements to Resell by $11.9 million, the investment securities portfolio by $37.6 million and other assets by $10.7 million. Also, the Corporation purchased $24.5 million of its common stock back from its largest shareholder (this transaction will be discussed in more detail later in the document). This purchase was funded with a portion of the borrowings from the Federal Home Loan Bank. This stock was placed in Treasury Stock. Of the $37.6 million increase in the investment securities, $20 million was added as arbitrage transactions with matched funding from the Federal Home Loan Bank. This brought the total arbitrage transactions to $40 million at March 31, 2001. The increase in other assets resulted primarily from the purchase of $10 million of Bank Owned Life Insurance. This purchase was made so that the additional spread earned over the one-year treasury rate and the tax advantage of these earnings could be used to reduce the overall cost of employee benefits for the Corporation.

Stockholders' equity decreased from $120.1 million to $99.3 million during the first quarter of 2001. This represented a 17.3% decrease. During this period there was an increase in the market value of the available-for-sale portion of the investment securities portfolio.
This resulted in the Accumulated Other Comprehensive Income component of Stockholders' Equity increasing from an unrealized loss of $68,000 at December 31, 2000 to an unrealized gain of $2,078,000 at March 31, 2001. Also, during the first quarter of the year the Company declared a dividend of approximately $1,795,000, payable on April 2, 2001.
Also, on March 22, 2001, the Corporation repurchased 976,676 shares of its common stock, or 13.6% of its outstanding shares, for approximately $24.5 million. This stock, which is being carried as Treasury Stock, accounted for the reduction in Stockholders' Equity during the quarter. Additional information on this transaction can be found in Form 8-K filed by the Corporation on April 5,2001 and listed under Item 6 b of this Form 10-Q.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At March 31, 2001, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To complete the stock repurchase discussed above, funds were borrowed from the Federal Home Loan Bank by National Bank of Commerce, the Corporation's wholly-owned subsidiary bank, and the funds to purchase the stock were paid to the Corporation though a special dividend. Since the amount paid was in excess of the limit allowed by banking regulations, approval was obtained from the Comptroller of the Currency. As a result of this special dividend, at March 31, 2001, the bank could not declare additional dividends during the year without obtaining regulatory approval. Since all of the bank's capital ratios remain in excess of the well-capitalized levels, management does not anticipate any problems in obtaining any necessary approvals. Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis.
At March 31, 2001, there were no borrowings between the Corporation and its subsidiary bank.


ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

                                          ($ In Thousands)
                                           Average Balance
                                   _______________________________
                                   Three Month ended    Year Ended
                                        3/31/01          12/31/00
                                       ________          ________

EARNING ASSETS:
Net loans                              $644,012          $620,445
Federal funds sold and
  other interest-bearing
  Assets                                 28,907            17,962
Securities:
  Taxable                               166,145           133,497
  Nontaxable                            131,049           118,341
                                       ________          ________
    Totals                              970,113           890,245


INTEREST-BEARING LIABILITIES:
Interest-bearing deposits               726,689           685,287
Borrowed funds, federal funds
  purchased and securities sold
  and other                             106,395            58,515
                                       ________          ________
    Totals                              833,084           743,802
                                       ________          ________

Net amounts                            $137,029          $146,443
                                       ========          ========



                                ($ In Thousands)     Yields Earned
                                  Interest for     and Rates Paid(%)

                                Three               Three
                                Months     Year     Months     Year
                                Ended      Ended    Ended      Ended
                                3/31/01  12/31/00   3/31/01  12/31/00
                               ________  ________  ________  ________
EARNING ASSETS:
Net loans                      $ 14,318  $ 57,535     8.89     9.27
Federal funds sold
  and other interest-
  bearing assets                    400     1,148     5.53     6.39
Securities:
  Taxable                         2,555     7,966     6.15     5.97
  Nontaxable                      1,702     6,086     7.99     7.91
                               ________  ________  ________  ________

    Totals                     $ 18,975  $ 72,735     8.45     8.53
                               ========  ========  ========  ========


INTEREST-BEARING LIABILITIES
Interest-bearing deposits      $  8,650    31,559     4.76     4.61
Borrowed funds, federal
  funds sold and other            1,279     3,419     4.81     5.84
                               ________  ________  ________  ________

    Totals                        9,929    34,978     4.77     4.70
                               ________  ________  ________  ________

Net interest income            $  9,046  $ 37,757
                               ========  ========

Net yield on earning assets                           3.84     4.24

Note:  Yields on nontaxable securities are tax equivalent.




                       PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          National Bank of Commerce is a defendant in a lawsuit in which a class is pursuing unspecified and punitive damages as a result of the placement of collateral protection insurance. The Bank has vigorously defended its position and, as of March 15, 2001, has reached a preliminary settlement in the amount of $450,000. The settlement is yet to be approved by the court. This settlement, if approved, will not have a material impact on the future earnings of the Corporation.

          There are no other pending proceedings of a material nature to which the Corporation, or its subsidiaries, are a party.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Debt

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Stock Purchase Agreement dated as of March 22,2001 by and between NBC Capital Corporation, on the one hand, and Aries 26, L.L.C., Scribner Equipment Company, The Robert M. and Sarah P. Leinweber Trust, Prude Interest, Ltd., Sarah Scribner Prude and James R. Prude, on the other hand (included as Exhibit 99.1 of Form 8-K filed with the commission on April 5, 2001, Commission File No. 0-12885) and incorporated herein by reference.

               10.2 Agreement to Purchase and Sell Stock dated as of March 22,2001 by and between NBC Capital Corporation, on the one hand, and Robert I. Loeb, in his capacity as the Executor of the Estate of J.R. Scribner, Jr., on the other hand (included as Exhibit 99.2 of Form 8-K filed with the commission on April 5, 2001, Commission File No. 0-12885) and incorporated herein by reference.

                 11  Statement re computation of per-share earnings


          (b)        Form 8-K

                     A Form 8-K, was filed disclosing the repurchase of 13.6% of the outstanding stock (976,676 shares) of the Corporation from two directors of the Corporation and related interest controlled by them for approximately $24.5 million. No financial statements were required to be filed with the report. The transaction was completed on March 22, 2001 and reported on Form 8-K filed on April 5, 2001.



The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three month period ended March 31, 2001, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NBC CAPITAL CORPORATION
                                    Registrant



May 8, 2001                         /s/ Richard T. Haston
Date                                Richard T. Haston
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Treasurer