Form 10-Q
period 2001-06-30
NBC CAPITAL CORP
filed 2001-08-13
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

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

Common Stock, $1 Par Value - 6,202,460 shares as of June 30, 2001.




                        PART  I - FINANCIAL INFORMATION



                            NBC CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME FOR

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                   (Unaudited)


(Amounts in thousands, except per share data)



                                                          2001     2000
                                                        _______   _______

INTEREST INCOME:

     Interest and Fees on Loans                         $27,726   $28,047
     Interest And Dividends On Investment Securities      8,893     6,828
     Other Interest Income                                  687       469
                                                        _______   _______
         Total Interest Income                           37,306    35,344

INTEREST EXPENSE:
     Interest on Deposit                                 16,762    14,711
     Interest on Borrowed Funds                           3,008     1,718
                                                        _______   _______
         Total Interest Expense                          19,770    16,429
                                                        _______   _______
        Net Interest Income                              17,536    18,915
     Provision for Possible Loan Losses                   1,360       765
                                                        _______   _______
        Net Interest Income After Provision for
        Loan Losses                                      16,176    18,150
                                                        _______   _______

NON-INTEREST INCOME:
     Income from Fiduciary Activities                       854       752
     Service Charge on Deposit Accounts                   2,821     2,621
     Insurance Commission and Fee Income                  1,868     2,000
     Other Non-Interest Income                            1,997     1,373
                                                        _______   _______
         Total Non-Interest Income                        7,540     6,746
     Gains (Losses) on Securities                           212       (20)

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                       9,276     7,776
     Expense of Premises and Fixed Assets                 2,320     2,228
     Other Non-Interest Expense                           4,564     4,338
                                                        _______   _______
         Total Non-Interest Expense                      16,160    14,342
                                                        _______   _______

Income Before Income Taxes                                7,768    10,534
Income Taxes                                              1,747     3,031
                                                        _______   _______

NET INCOME                                              $ 6,021   $ 7,503
                                                        =======   =======

Net Earnings Per Share:
     Basic                                                $0.91     $1.04
                                                          =====     =====
     Diluted                                              $0.91     $1.04
                                                          =====     =====

Certain reclassifications have been made in the 2000 Consolidated Statement of Income to conform to classifications used in the current year.


                         NBC CAPITAL CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME FOR

                   QUARTER ENDED JUNE 30, 2001 AND 2000


                               (Unaudited)



(Amounts in thousands, except per share data)



                                                          2001      2000
                                                        _______   _______
INTEREST INCOME:
     Interest and Fees on Loans                         $13,407   $14,203
     Interest And Dividends On Investment Securities      4,636     3,511
     Other Interest Income                                  288       216
                                                        _______   _______
         Total Interest Income                           18,331    17,930

INTEREST EXPENSE:
     Interest on Deposit                                  8,112     7,598
     Interest on Borrowed Funds                           1,729       883
                                                        _______   _______

         Total Interest Expense                           9,841     8,481
                                                        _______   _______
       Net Interest Income                                8,490     9,449
     Provision for Possible Loan Losses                   1,180       382
                                                        _______   _______
       Net Interest Income After Provision for
       Loan Losses                                        7,310     9,067
                                                        _______   _______
NON-INTEREST INCOME:
     Income from Fiduciary Activities                       427       376
     Service Charge on Deposit Accounts                   1,439     1,361
     Insurance Commission and Fee Income                    988       943
     Other Non-Interest Income                            1,120       707
                                                        _______   _______
         Total Non-Interest Income                        3,974     3,387
     Gains (Losses) on Securities                           163       (20)
                                                        _______   _______

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                       4,670     4,104
     Expense of Premises and Fixed Assets                 1,137     1,140
     Other Non-Interest Expense                           2,372     2,188
                                                        _______   _______
         Total Non-Interest Expense                       8,179     7,432

Income Before Income Taxes                                3,268     5,002
Income Taxes                                                595     1,388
                                                        _______   _______

NET INCOME                                              $ 2,673   $ 3,614
                                                        =======   =======
Net Earnings Per Share
    Basic                                                 $0.43     $0.50
                                                        =======   =======
    Diluted                                               $0.43     $0.50
                                                        =======   =======

Certain reclassifications have been made in the 2000 Consolidated Statement of Income to conform to classifications used in the current year.



                              NBC CAPITAL CORPORATION

                             CONSOLIDATED BALANCE SHEETS


                                            Jun. 30, 2001  Dec. 31, 2000
                                              __________     __________

                                              (Unaudited)     (Audited)
ASSETS:
Cash and Balances Due From Banks:
   Noninterest-Bearing Balances               $   22,619     $   29,439
   Interest-bearing Balances                       2,039          2,289
                                              __________     __________
     Total Cash and Due From Banks                24,658         31,728
Held-To-Maturity Securities (Market value
   of $53,238 at June 30, 2001 and $53,343
   at December 31, 2000)                          49,446         49,796
Available-For-Sale Securities                    282,205        231,994
                                              __________     __________
     Total Securities                            331,651        281,790
Federal Funds Sold and Securities Purchased

  Under Agreement to Resell                       14,657         13,422
Loans                                            636,275        647,489
Less: Reserve for Loan Losses                     (8,047)        (9,689)
                                              __________     __________
      Net Loans                                  628,228        637,800
Bank Premises and Equipment (Net)                 16,143         16,285
Interest Receivable                                9,798         10,521
Other Assets                                      29,298         17,969
                                              __________     __________
      TOTAL ASSETS                            $1,054,433     $1,009,515
                                              ==========     ==========




LIABILITIES AND SHAREHOLDERS'  EQUITY
Deposits:
   Non-Interest Bearing                       $   95,724     $   96,788
   Interest Bearing Deposits                     719,613        708,016
                                              __________     __________
      Total Deposits                             815,337        804,804
Federal Funds Purchased and Securities Sold

   Under Agreements to Repurchase                 18,982         16,326
Other Borrowed Funds                             104,984         57,027
Interest Payable                                   3,406          3,420
Other Liabilities                                 11,635          7,815
                                              __________     __________
       TOTAL LIABILITIES                         954,344        889,392
                                              __________     __________

Shareholders' Equity:
   Common Stock $1 par Value, Authorized
     10,000,000 shares, Issued 7,212,662           7,213          7,213
Surplus and Undivided Profits                    116,410        114,021
Accumulated Other Comprehensive Income             1,901            (68)
Treasury Stock, at cost                          (25,435)        (1,043)
                                              __________     __________
      TOTAL SHAREHOLDERS' EQUITY                 100,089        120,123
                                              __________     __________
      TOTAL LIABILITIES & SHAREHOLDERS'
        EQUITY                                $1,054,433     $1,009,515
                                              ==========     ==========


                            NBC CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (Unaudited)


(Amounts in thousands)
        	                                        2001          2000
                                                _________     _________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                   $   6,021     $   7,503
   Adjustments to Reconcile Net Income to
      Net Cash
         Depreciation and Amortization              1,280         1,161
         Deferred Income Taxes (Credits)           (1,964)           25
         Provision for Loan Losses                  1,360           765
         Loss (Gain) on Sale of Securities           (212)           20
         (Increase) Decrease in Interest
            Receivable                                723          (498)
         (Increase) Decrease in Other Assets      (10,743)         (836)
         Increase (Decrease) in Interest
            Payable                                   (14)          338
         Increase (Decrease) in Other
            Liabilities                             3,820         1,042
                                                _________     _________
   Net Cash Provided by Operating Activities          271         9,520

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Maturities of Securities          29,826         6,515
   Proceeds from Sale of Securities                30,701         1,826
   Purchase of Securities                        (107,193)      (31,665)
   (Increase) Decrease in Loans                     8,212        (9,234)
   (Additions) Disposal of Bank Premises
      and Equipment                                  (875)         (765)
   Other Investing Activities                         -            (731)
                                                _________     _________
   Net Cash Used in Investing Activities          (39,329)      (34,054)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Deposits                 10,533        25,849
   Dividend Paid on Common Stock                   (3,531)       (3,461)
   Increase (Decrease) in Borrowed Funds           50,613       (44,772)
   Purchase of Treasury Stock                     (24,392)            0
   Net Cash Provided by Financing Activities       33,223       (22,384)
                                                _________     _________

   Net Increase (decrease) in Cash and Cash
      Equivalents                                  (5,835)      (46,918)

   Cash and Cash Equivalents at Beginning
      of Year                                      45,150        82,384
                                                _________     _________
   Cash and Cash Equivalents at the End
      of the Period                             $  39,315     $  35,466
                                                =========     =========
   Interest                                     $  19,784     $  16,091
                                                =========     =========
   Income Taxes                                 $   2,071     $   2,719
                                                =========     =========



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

                                JUNE 30, 2001



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


RESULTS OF OPERATIONS

First two quarters of 2001 compared to the first two quarters of 2000

Earnings for the first two quarters of 2001 decreased by 19.8% to $6.02 million or $.91 per share. This compares to $7.50 million or $1.04 per share for the first two quarters of 2000. These 2001 totals equate to a 1.2% return on average assets and a 11.3% return on average equity. For this same period in 2000, return on average assets was 1.6% and return on average equity was 13.3%.

Net interest income for the first two quarters of 2001 was $17.54 million compared to $18.92 million for 2000. This represents a decrease of 7.3%. This decrease resulted from a seventy-four basis point decrease in the net interest margin. This decline in margin was partially offset by a 12.0% increase in average earning assets. The primary reason for the decline in margin was the very rapid reduction in interest rates by the Federal Reserve during the first six-months of 2001. There were two; one-half point interest rates cuts during January, followed by additional half-point cuts in March, April and May and a quarter point cut in June. Even though lower interest rates may improve future loan growth, it can create problems in any given period depending on the maturities of fixed rate loans and certificates of deposit and the number of adjustable rate loans in the loan portfolio. During this period the yields on loans adjusted down more quickly than the cost of deposits could be lowered. Management believes that if the Federal Reserve has basically completed its rate reductions, the Corporation's net interest income should improve during the second half of the year as spreads begin to even out. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this
section.   The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exist, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified loan to capital was 21.0% at June 30, 2001 and the percentage of loans past due 30 days or more was 2.14%. The Reserve for Loan Losses as a percentage of total loans has declined from 1.50% at the end of 2000 to 1.27% at the end of the second quarter of 2001. Overall, Loan quality remains good. At the end of the second quarter of 2001, the ratio of non-performing loans to total loans remained low at .63%. This compares to .59% at December 31, 2000 and .80% at June 30, 2001. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the second quarter of 2001 and at the end of 2000 were deemed adequate to cover exposure within the Corporation's loan portfolio.

During the first six months, net charge-offs totaled $3,002,000 compared to $842,000 for the same period of 2000. The reason for the increased charge-offs during 2001, was that in June, the Corporation charged-off a $2 million dollar loan that had defaulted. This loan had previously not been classified as a problem loan and there were special circumstances surrounding its default. The Corporation has filed a claim with its bonding company to recover the entire $2 million; however, it is too early to predict whether there will be a recovery.

The Provision for Loan Losses has increased from $765,000 during the first half of 2000 to $1,360,000 in the same period of 2001. This increase in the provision was the result of a special one time provision of $1 million during June as a result of the above mention charge-off. Even though the Reserve for Loan Losses was adequate to cover the above mentioned loss, management believed that in light of the current economic conditions, it was in the Corporation's best interest to make this special provision. If not for this special charge, the level of the provision for the first half of 2001 would have been lower than in 2000 due to the overall quality of the portfolio.

Non-interest income grew 11.8% resulting from a 13.6% increase in income from the Corporation's Trust and Financial Management activities and a 7.6% increase in income from deposit accounts. Additionally, other non-interest income increased by $624,000 or 45.4%. The majority of this increase came from a $410,000 increase in fees from our mortgage-related activities and a $241,000 increase in earnings from a $10 million purchase of Bank Owned Life Insurance. Insurance commissions, fees and premiums declined by $132,000 or 6.6%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. During the first quarter of 2001 a great deal of time and effort was spent handling claims that resulted from a major storm that hit the service area. This took away from time that would have been spent developing customers and selling product.

Non-interest expenses increased 12.7% during the first half of 2001. This increase resulted from a 19.3 increase in salaries and employment benefits, a 4.1% increase in the expenses associated with premises and fixed assets and a 5.2% increase in other non-interest expenses. The large increase in salaries and employee benefits resulted the Corporation's growth plus normal annual increases, the quarterly accrual of bonuses that had previously been accrued annually during the fourth quarter, and a non-recurring credit of $370,000 that reduced salaries and employee benefits in the first quarter of 2000. The increase in expenses associated with premises and fixed assets is primarily the result of additional depreciation and amortization expenses resulting from the 2000 expenditure on technology. The increase in other expenses are primarily the result of higher legal expenses resulting from the litigation discussed in Part II,
Item 1 of this document.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate declined from 28.8% for the first half of 2000 to 22.5% for the first half of 2001. This decline in the effective tax rate for the six-month period resulted primarily from the Corporation's ability to add to its portfolio of tax exempt securities and Bank Owned Life Insurance. The Corporation's ability to further reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities and the Corporation's normal liquidity and balance sheet structure requirements.

Second quarter of 2001 compared to the second quarter of 2000

Earnings for the second quarter of 2001 decreased by 26.0% to $2.67 million or $.43 per share. This compares to $3.61 million or $.50 per share for the second quarter of 2000. These 2001 totals equate to a 1.0% return on average assets and a 10.7% return on average equity. For this same period in 2000, return on average assets was 1.5% and return on average equity was 12.7%.

Net interest income for the second quarter of 2001 was $8.49 million compared to $9.45 million for 2000. This represents a decrease of 10.2%. This decrease resulted from an eighty-eight basis point decrease in the net interest margin. This decline in margin was partially offset by an 12.3% increase in average earning assets. The primary reason for the decline in margin was the very rapid reduction in interest rates by the Federal Reserve during the second quarter. There were one-half point interest rates cuts during April and May and a quarter point cut in June. Even though lower interest rates may improve future loan growth, it can create problems in any given quarter depending on the maturities of fixed rate loans and certificates of deposit and the number of adjustable rate loans in the loan portfolio. As was the case during the first quarter, the yields on loans during the second quarter adjusted down more quickly than the cost of deposits could be lowered.

The Provision for Loan Losses was increased from $382,000 for the second quarter of 2000 to $1,180,000 for the same period of 2001. As discussed in the previous section, this increase in the provision was the result of a special one-time provision of $1 million during June. If not for this special charge, the level of the provision for the second quarter of 2001 would have been lower than in 2000 due to the overall quality of the portfolio.

Non-interest income grew 17.3% resulting from a 13.6% increase in income from the Corporation's Trust and Financial Management activities and a 5.7% increase in income from deposit accounts. Additionally, Insurance commissions, fees and premiums increased by 4.77% and other non-interest income increased by $413,000 or 48.4%. The change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. The majority of the increase in other non-interest income came from a $276,000 increase in fees from our mortgage-related activities and a $184,000 increase in earnings from a $10 million purchase of Bank Owned Life Insurance.

Non-interest expenses increased 10.1% over the second quarter of 2000. This increase resulted from a 13.8 increase in salaries and employment benefits and a 8.4% increase in other non-interest expenses. The large increase in salaries and employee benefits resulted the Corporation's growth plus normal annual increases, the quarterly accrual of bonuses that had previously been accrued annually during the fourth quarter, certain changes made in the employee benefit plans and a reduction in the deferral of salaries and benefits under FASB 91 due the reduction in loan volume. The increase in other expenses are primarily the result of higher legal expenses resulting from the litigation discussed in Part II, Item 1 of this document.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate declined from 27.7% for the second quarter of 2000 to 18.2% for the second quarter of 2001. This decline in the effective tax rate for the quarter resulted primarily from the Corporation's ability to add to its portfolio of tax exempt securities and Bank Owned Life Insurance. The Corporation's ability to further reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows an increase in total assets from $1,010 million to $1,054 million during the first half of 2001. During this period, deposits increased by $10.5 million. Also, the Federal Home Loan Bank borrowings and Securities Sold Under Agreements to Repurchase increased by $58.5 million and $2.7 million, respectively. Also, during the first half of 2001, net loans declined by $11.2 million from $647.5 million to $636.3 million. These changes resulted in a net increase in available funds of approximately $82.9 million. These available funds were used to increase Fed Funds Sold and Securities Purchased Under Agreements to Resell by $1.2 million, the investment securities portfolio by $49.9 million and other assets by $11.3 million. Also, the Corporation purchased $24.5 million of its common stock back from its largest shareholder (this transaction will be discussed in more detail later in the document). This purchase was funded with a portion of the borrowings from the Federal Home Loan Bank. This stock was placed in Treasury Stock. The increase in investment securities was added as arbitrage transactions with matched funding from the Federal Home Loan Bank. This brought the total arbitrage transactions to $50 million at June 30, 2001. The increase in other assets resulted primarily from the purchase of $10 million of Bank Owned Life Insurance. This purchase was made so that the additional spread earned over the one-year treasury rate and the tax advantage of these earnings could be used to reduce the overall cost of employee benefits for the Corporation.

Stockholders' equity decreased from $120.1 million to $100.1 million during the first half of 2001. This represented a 16.7% decrease. During this period there was an increase in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Stockholders' Equity increasing from an unrealized loss of $68,000 at December 31, 2000 to an unrealized gain of $1,901,000 at June 30, 2001. Also, during the first half of the year the Company declared dividends of approximately $3,532,000. On March 22, 2001, the Corporation repurchased 976,676 shares of its common stock, or 13.6% of its outstanding shares, for approximately $24.5 million. This stock, which is being carried as Treasury Stock, accounted for the remaining change in Stockholders' Equity during this period. Additional information on this transaction can be found in Form 8-K filed by the Corporation on April 5,2001.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At June 30, 2001, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund the repurchase transaction discussed above, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. This dividend used up the bank's exemption to pay any additional dividends for the remainder of 2001. Subsequently, the subsidiary bank has requested and been given permission by the Comptroller of Currency to pay additional dividends to the Company during the remaining portion of 2001. At June 30, 2001, this amounted to approximately $3.5 million. Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Company and such loans are required to be on a fully secured basis. At June 30, 2001, there were no borrowings between the Company and the subsidiary bank.


ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets.

                                                 ($ In Thousands)
                                                  Average Balance

                                          Quarter    Six Months    Year
                                           ended        ended      ended
                                          6/30/01      6/30/01    12/31/00
                                         __________  __________  __________
EARNING ASSETS:
Net loans                                $  634,454  $  639,233  $  620,445
Federal funds sold and
  other interest-bearing
  Assets                                     26,295      27,601      17,962
Securities
  Taxable                                   187,730     176,937     133,497
  Nontaxable                                135,139     133,094     118,341
                                         __________  __________  __________
    Totals                                  983,618     976,865     890,245
                                         __________  __________  __________

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                   727,932     727,311     685,287
Borrowed funds, federal funds
  Purchased and securities sold
  and other                                 108,175     107,285      58,515
                                         __________  __________  __________
     Totals                                 836,108     834,596     743,802
                                         __________  __________  __________

Net amounts                              $  147,510  $  142,269  $  146,443
                                         ==========  ==========  ==========


                                                  ($ In Thousands)
                                                  Interest Income

                                          Quarter    Six Months    Year
                                           ended        ended      ended
                                          6/30/01      6/30/01    12/31/00
                                         __________  __________  __________
EARNING ASSETS:
Net loans                                $   13,407  $   27,726  $   57,535
Federal funds sold and other
  interest-bearing assets                       288         687       1,148
Securities:
  Taxable                                     2,893       5,448       7,966
  Nontaxable                                  1,743       3,445       6,086
                                         __________  __________  __________

   Totals                                $   18,331  $   37,306  $   72,735
                                         ==========  ==========  ==========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                $    8,112  $   16,762  $   31,559
Borrowed funds, federal funds sold
  and other                                   1,729       3,008       3,419
                                         __________  __________  __________

   Totals                                     9,841      19,770      34,978
                                         __________  __________  __________

Net interest income                      $    8,490  $   17,536  $   37,757
                                         ==========  ==========  ==========



                                                    Yields Earned
                                                  And Rates Paid (%)

                                          Quarter    Six Months    Year
                                           ended        ended      ended
                                          6/30/01      6/30/01    12/31/00
                                         __________  __________  __________

EARNING ASSETS:
Net loans                                   8.48%        8.75%      9.27%
Federal funds sold and other
  interest-bearing assets                   4.39%        5.02%      6.39%
Securities:
  Taxable                                   6.18%        6.21%      5.97%
  Nontaxable                                7.96%        8.03%      7.91%
                                         __________  __________  __________

    Totals                                  7.86%        8.08%      8.53%
                                         ==========  ==========  ==========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                   4.47%        4.65%      4.61%
Borrowed funds, federal funds sold
  and other                                 6.41%        5.65%      5.84%
                                         __________  __________  __________

Totals                                      4.72%        4.78%      4.70%
                                         __________  __________  __________

Net yield on earning assets                 3.46%        3.62%      4.24%


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

          There are no other pending proceedings of a material nature to which the Corporation, or any of its subsidiaries, is a party.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Debt

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The 2001 Annual Meeting of Shareholders was held on May 8, 2001. The only item submitted for shareholder vote was the election of directors. Since the proxies were solicited under Regulation 14A, there were no solicitations in opposition to the Board of Directors' nominees and all nominees were elected, no additional information is required to be disclosed.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                10    2001 Long-term Incentive Compensation Plan

                11    Statement re computation of per-share earnings

          (b)   Form 8-K

                A Form 8-K, was filed to announce a Stock Repurchase Program. This Program authorized the repurchase of up to 5%, or 310,000 shares of the Corporation's Common stock. No financial statements were required to be filed with the report. The Program was announced on June 28, 2001 and reported on Form 8-K filed on July 2, 2001.


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the six month period ended June 30, 2001, have been included.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



August 9, 2001                           /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer