Form 10-Q
period 2001-09-30
NBC CAPITAL CORP
filed 2001-11-13
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

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

Common Stock, $1 Par Value - 6,182,960 shares as of September 30, 2001.



                      PART  I - FINANCIAL INFORMATION
                          NBC CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME FOR
               NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (Unaudited)


(Amounts in thousands, except per share data)


                                                        2001      2000
                                                      _______   _______
INTEREST INCOME:
     Interest and Fees on Loans                       $40,407   $42,685
     Interest And Dividends On Investment Securities   13,505    10,393
     Other Interest Income                                850       739
                                                      _______   _______
        Total Interest Income                          54,762    53,817

INTEREST EXPENSE:
     Interest on Deposit                               23,915    22,924
     Interest on Borrowed Funds                         4,657     2,556
                                                      _______   _______
        Total Interest Expense                         28,572    25,480
                                                      _______   _______

       Net Interest Income                             26,190    28,337
     Provision for Possible Loan Losses                 1,540     1,047
                                                      _______   _______
      Net Interest Income After Provision for
      Loan Losses                                      24,650    27,290
                                                      _______   _______

NON-INTEREST INCOME:
     Income from Fiduciary Activities                   1,280     1,128
     Service Charge on Deposit Accounts                 4,279     3,954
     Insurance Commission and Fee Income                2,874     2,948
     Mortgage Loan Fee Income                             960       319
     Other Non-Interest Income                          2,110     1,668
                                                      _______   _______
         Total Non-Interest Income                     11,503    10,017
     Gains (Losses) on Securities                         321       (20)
                                                      _______   _______

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                    13,760    12,132
     Expense of Premises and Fixed Assets               3,450     3,392
     Other Non-Interest Expense                         6,730     6,679
                                                      _______   _______
         Total Non-Interest Expense                    23,940    22,203
                                                      _______   _______

Income Before Income Taxes                             12,534    15,084
Income Taxes                                            3,060     4,213
                                                      _______   _______
NET INCOME                                            $ 9,474   $10,871
                                                      =======   =======
Net Earnings Per Share:
    Basic                                             $  1.46   $  1.51
                                                      =======   =======
    Diluted                                           $  1.46   $  1.51
                                                      =======   =======

Certain reclassifications have been made in the 2000 Consolidated
Statement of Income to conform to classifications used in the current year.



                         NBC CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME FOR
                QUARTER ENDED SEPTEMBER 30, 2001 AND 2000


                                (Unaudited)



(Amounts in thousands, except per share data)


                                                          2001     2000
                                                        _______  _______
INTEREST INCOME:
     Interest and Fees on Loans                         $12,681  $14,638
     Interest And Dividends On Investment Securities      4,612    3,565
     Other Interest Income                                  163      270
                                                        _______  _______
        Total Interest Income                            17,456   18,473

INTEREST EXPENSE:
     Interest on Deposit                                  7,153    8,213
     Interest on Borrowed Funds                           1,649      838
                                                        _______  _______
        Total Interest Expense                            8,802    9,051
                                                        _______  _______
      Net Interest Income                                 8,654    9,422
      Provision for Possible Loan Losses                    180      282
                                                        _______  _______
      Net Interest Income After Provision for
      Loan Losses                                         8,474    9,140
                                                        _______  _______


NON-INTEREST INCOME:
     Income from Fiduciary Activities                       426      376
     Service Charge on Deposit Accounts                   1,458    1,333
     Insurance Commission and Fee Income                  1,006      948
     Mortgage Loan Fee Income                               347      116
     Other Non-Interest Income                              726      498
                                                        _______  _______
       Total Non-Interest Income                          3,963    3,271
     Gains (Losses) on Securities                           109        0
                                                        _______  _______
NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                       4,484    4,356
     Expense of Premises and Fixed Assets                 1,130    1,164
     Other Non-Interest Expense                           2,166    2,341
                                                        _______  _______
       Total Non-Interest Expense                         7,780    7,861
                                                        _______  _______

Income Before Income Taxes                                4,766    4,550
Income Taxes                                              1,313    1,182
                                                        _______  _______

NET INCOME                                              $ 3,453  $ 3,368
                                                        =======  =======
Net Earnings Per Share
    Basic                                               $  0.56  $  0.47
                                                        =======  =======
    Diluted                                             $  0.56  $  0.47
                                                        =======  =======

Certain reclassifications have been made in the 2000 Consolidated
Statement of Income to conform to classifications used in the current year.





                       NBC CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS


                                          Sept. 30, 2001  Dec. 31, 2000
                                          ______________  _____________
                                            (Unaudited)     (Audited)
     ASSETS:
Cash and Balances Due From Banks:
  Noninterest-Bearing Balances               $   24,917     $   29,439
  Interest-bearing Balances                       1,257          2,289
                                             __________     __________
    Total Cash and Due From Banks                26,174         31,728
Held-To-Maturity Securities (Market
  value of $52,238 at September 30, 2001
  and $53,343 at December 31, 2000)              48,233         49,796
Available-For-Sale Securities                   269,503        231,994
                                             __________     __________
  Total Securities                              317,736        281,790
Federal Funds Sold and Securities Purchased
  Under Agreement to Resell                      17,990         13,422
Loans                                           622,986        647,489
Less:  Reserve for Loan Losses                   (7,626)        (9,689)
                                             __________     __________
  Net Loans                                     615,360        637,800
Bank Premises and Equipment (Net)                15,814         16,285
Interest Receivable                               9,135         10,521
Other Assets                                     28,701         17,969
                                             __________     __________

  TOTAL ASSETS                               $1,030,910     $1,009,515
                                             ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-Interest Bearing                       $   91,652     $   96,788
  Interest Bearing Deposits                     699,560        708,016
                                             __________     __________
    Total Deposits                              791,212        804,804
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                 16,829         16,326
Other Borrowed Funds                            103,582         57,027
Interest Payable                                  2,975          3,420
Other Liabilities                                13,388          7,815
                                             __________     __________
    TOTAL LIABILITIES                           927,986        889,392
                                             __________     __________
Shareholders' Equity:
  Common Stock $1 par Value, Authorized
  10,000,000 shares, Issued 7,212,662             7,213          7,213
Surplus and Undivided Profits                   118,128        114,021
Accumulated Other Comprehensive Income            3,580            (68)
Treasury Stock, at cost                         (25,997)        (1,043)
                                             __________     __________
  TOTAL SHAREHOLDERS' EQUITY                    102,924        120,123
                                             __________     __________
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $1,030,910     $1,009,515
                                             ==========     ==========


                        NBC CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands)
                                                     2001       2000
                                                   ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $  9,474   $ 10,871
  Adjustments to Reconcile Net Income to Net Cash
    Depreciation and Amortization                     1,921      1,760
    Deferred Income Taxes (Credits)                  (3,653)        38
    Provision for Loan Losses                         1,540      1,047
    Loss (Gain) on Sale of Securities                  (321)        20
    (Increase) Decrease in Interest Receivable        1,386       (905)
    (Increase) Decrease in Other Assets              (9,454)    (2,076)
    Increase (Decrease) in Interest Payable            (445)       700
    Increase (Decrease) in Other Liabilities          5,573      2,504
                                                   ________   ________
   Net Cash Provided by Operating Activities          6,021     13,959

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Maturities of Securities            46,667     12,575
   Proceeds from Sale of Securities                  30,380      1,826
   Purchase of Securities                          (107,145)   (31,132)
   (Increase) Decrease in Loans                      20,900    (14,660)
   (Additions) Disposal of Bank Premises and
     Equipment                                       (1,053)    (1,285)
   Other Investing Activities                           -         (510)
                                                   ________   ________
  Net Cash Used in Investing Activities             (10,251)   (33,186)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (Decrease) in Deposits                   (13,592)    24,849
  Dividend Paid on Common Stock                      (5,268)    (5,183)
  Increase (Decrease) in Borrowed Funds              47,058    (43,951)
  Purchase of Treasury Stock                        (24,954)         0
                                                   ________   ________
 Net Cash Provided by Financing Activities            3,244    (24,285)

 Net Increase (decrease) in Cash and Cash
   Equivalents                                         (986)   (43,512)

Cash and Cash Equivalents at Beginning of Year       45,150     82,384
                                                   ________   ________
Cash and Cash Equivalents at the End of the
  Period                                           $ 44,164   $ 38,872
                                                   ========   ========
Interest                                           $ 29,017   $ 24,780
                                                   ========   ========
Income Taxes                                       $  2,190   $  3,888
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

                            SEPTEMBER 30, 2001



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


RESULTS OF OPERATIONS

First three-quarters of 2001 compared to the first three quarters of 2000

Earnings for the first three-quarters of 2001 decreased by 12.9% to $9.47 million or $1.46 per share. This compares to $10.87 million or $1.51 per share for the first three-quarters of 2000. These 2001 totals equate to a 1.3% return on average assets and a 12.3% return on average equity. For this same period in 2000, return on average assets was 1.5% and return on average equity was 12.7%.

Net interest income for the first three-quarters of 2001 was $26.19 million compared to $28.34 million for 2000. This represents a decrease of 7.6%. This decrease resulted from a sixty-eight basis point decrease in the net interest margin. This decline in margin was partially offset by a 11.0% increase in average earning assets. The primary reason for the decline in margin was the very rapid reduction in interest rates by the Federal Reserve during the first nine-months of 2001. There were two; one-half point interest rates cuts during January, followed by half-point cuts in March, April and May, a quarter point cut in June and additional half-point cuts in August and September. Even though lower interest rates may improve future loan growth, it can create problems in any given period depending on the maturities of fixed rate loans and certificates of deposit and the number of adjustable rate loans in the loan portfolio. During this period the yields on loans adjusted down more quickly than the cost of deposits could be lowered. With the slowing of rate reductions during the third quarter, there was a 10 basis point improvement in the net interest margin over the second quarter of 2001. Management believes that if the Federal Reserve has basically completed its rate reductions, the Corporation's net interest income should improve during the fourth quarter of the year as spreads begin to even out. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exist, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified loan to capital was 20.6% at September 30, 2001 and the percentage of loans past due 30 days or more was 2.67%. The Reserve for Loan Losses as a percentage of total loans has declined from 1.50% at the end of 2000 to 1.23% at the end of the third quarter of 2001. Overall, Loan quality remains good. At the end of the third quarter of 2001, the ratio of non-performing loans to total loans remained low at .70%. This compares to .59% at December 31, 2000 and .54% at September 30, 2000. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the third quarter of 2001 and at the end of 2000 were deemed adequate to cover exposure within the Corporation's loan portfolio.

During the first nine months, net charge-offs totaled $3,603,000 compared to $1,293,000 for the same period of 2000. The primary reason for the increased charge-offs during 2001, was that in June, the Corporation charged-off a $2 million dollar loan that had defaulted. This loan had previously not been classified as a problem loan and there were special circumstances surrounding its default. The Corporation has filed a claim with its bonding company to recover the entire $2 million; however, it is too early to predict whether there will be a recovery.

The Provision for Loan Losses has increased from $1,047,000 during the first three-quarters of 2000 to $1,540,000 in the same period of 2001. This increase in the provision was the result of a special one time provision of $1 million during the second quarter as a result of the above mention charge-off. Even though the Reserve for Loan Losses was adequate to cover the above-mentioned loss, management believed that in light of current economic conditions, it was in the Corporation's best interest to make the special provision. If not for this special charge, the level of the provision for the first three-quarters of 2001 would have been lower than in 2000 due to the overall quality of the portfolio.

Non-interest income grew 14.8% resulting from a 13.5% increase in income from the Corporation's Trust and Financial Management activities and a 8.2% increase in income from deposit accounts. Also, the fees from mortgage-related activities increase 200.9% to $960,000 as a result of the favorable interest rate environment. Additionally, other non-interest income increased by $442,000 or 26.5%. The majority of this increase came from a $415,000 increase in earnings from a $10 million purchase of Bank Owned Life Insurance. Insurance commissions, fees and premiums declined by $74,000 or 2.5%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. During the first quarter of 2001 a great deal of time and effort was spent handling claims that resulted from a major storm that hit the service area. This took away from time that would have been spent developing customers and selling product.

The Corporation recognized $321,000 in securities gains during the first three-quarters of 2001 compared to a $20,000 loss for the same period of 2000. This was the result of several securities that had been purchased at a discount being called because of the current low interest rates.

Non-interest expenses increased 7.8% during the first three quarters of 2001. This increase resulted from a 13.4 increase in salaries and employment benefits and a 1.7% increase in the expenses associated with premises and fixed assets. The large increase in salaries and employee benefits resulted from the Corporation's growth plus normal annual increases, the monthly accrual of bonuses that had previously been accrued annually during the fourth quarter, and a non-recurring credit of $370,000 that reduced salaries and employee benefits in the first quarter of 2000. The increase in expenses associated with premises and fixed assets is primarily the result of additional depreciation and amortization expenses resulting from the 2000 expenditure on technology.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate declined from 28.0% for the first three-quarters of 2000 to 24.4% for the first three-quarters of 2001. This decline in the effective tax rate for the nine-month period resulted primarily from the addition of Bank Owned Life Insurance during 2001. The Corporation's ability to further reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities and the Corporation's normal liquidity and balance sheet structure requirements.


Third quarter of 2001 compared to the third quarter of 2000

Earnings for the third quarter of 2001 increased by 2.5% to $3.45 million or $.56 per share. This compares to $3.37 million or $.47 per share for the third quarter of 2000. These 2001 totals equate to a 1.3% return on average assets and a 13.6% return on average equity. For this same period in 2000, return on average assets was 1.4% and return on average equity was 11.7%.

Net interest income for the third quarter of 2001 was $8.65 million compared to $9.42 million for 2000. This represents a decrease of 8.2%. This decrease resulted from an sixty-seven basis point decrease in the net interest margin. This decline in margin was partially offset by an 9.2% increase in average earning assets. The primary reason for the decline in margin was the rapid reduction in interest rates by the Federal Reserve during 2001. Even though lower interest rates may improve future loan growth, it can create problems in any given period depending on the maturities of fixed rate loans and certificates of deposit and the number of adjustable rate loans in the loan portfolio. With the slowing of rate reductions during the third quarter, the net interest margin improved by 10 basis points over the second quarter of 2001; however, it remained substantially below the third quarter 2000 level.

The Provision for Loan Losses was decreased from $282,000 for the third quarter of 2000 to $180,000 for the same period of 2001. This decrease in the provision was the result of the overall quality of the portfolio and the needed level of reserves as determine by the Corporation's loan review process. See the previous section for a detailed discussion of this review process.

Non-interest income grew 21.2% resulting from a 13.3% increase in income from the Corporation's Trust and Financial Management activities and a 9.4% increase in income from deposit accounts. Insurance commissions, fees and premiums increased by 6.1%. This increase relates directly to the volume of insurance product sold during these periods. Additionally, the fees from our mortgage-related activities increase 199.1% to $347,000 as a result of a very favorable interest rate environment. Other non-interest income increased by 45.8%. The majority of this increase came from a $174,000 increase in earnings from a $10 million purchase of Bank Owned Life Insurance.

Non-interest expenses decreased 1.0% from the third quarter of 2000.
This decrease resulted from a 2.9% increase in salaries and employment benefits, 2.9% decrease in expenses of premises and fixed assets and a 7.5% decrease in other non-interest expenses. The increase in salaries and employee benefits resulted from the Corporation's growth plus normal annual increases and the monthly accrual of bonuses that had previously been accrued annually during the fourth quarter. The decrease in other expenses is primarily the result of management's effort to limit or reduce other expenses to help offset the decline in net interest margin.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate increased from 26.0% for the third quarter of 2000 to 27.5% for the third quarter of 2001. This increase in the effective tax rate for the quarter resulted primarily from the accrual of additional taxes for a potential change in the state tax regulations, which may impact prior year's returns. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows an increase in total assets from $1,010 million to $1,031 million during the first three-quarters of 2001. During this period, Federal Home Loan Bank borrowings increased by $46.6 million, while net loans declined by $24.5 million from $647.5 million to $623.0 million. This increase in available funds was partially offset by decrease in deposits of $13.6 million. These changes resulted in a net increase in available funds of approximately $57.5 million. These available funds were used to increase Fed Funds Sold and Securities Purchased Under Agreements to Resell by $4.6 million, the investment securities portfolio by $35.9 million and other assets by $10.7 million. Also, the Corporation repurchased $24.5 million of its common stock from its largest shareholder (this transaction will be discussed in more detail later in the document). This purchase was funded with a portion of the borrowings from the Federal Home Loan Bank. This stock was placed in Treasury Stock. The increase in investment securities was added as arbitrage transactions with matched funding from the Federal Home Loan Bank. The total of these arbitrage transactions was $45 million at September 30, 2001. The increase in other assets resulted primarily from the purchase of $10 million of Bank Owned Life Insurance. This purchase was made so that the additional spread earned over the one-year treasury rate and the tax advantage of these earnings could be used to reduce the overall cost of employee benefits for the Corporation.

Stockholders' equity decreased from $120.1 million to $102.9 million during the first three-quarters of 2001. This represented a 14.3% decrease. During this period there was an increase in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Stockholders' Equity increasing from an unrealized loss of $68,000 at December 31, 2000 to an unrealized gain of $3,580,000 at September 30, 2001. Also, during the first three-quarters of the year the Company declared dividends of approximately $5,267,000. On March 22, 2001, the Corporation repurchased 976,676 shares of its common stock, or 13.6% of its outstanding shares, for approximately $24.5 million. Additional information on this transaction can be found in Form 8-K filed by the Corporation on April 5,2001. Also, during the third quarter, the Corporation purchased 19,500 shares of its stock in the open market under a previously announced Stock Repurchase Program for approximately $563,000. All of this repurchased stock is being carried as Treasury Stock.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At September 30, 2001, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund the 976,676 share repurchase transaction discussed above, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. This dividend used up the bank's exemption to pay any additional dividends for the remainder of 2001. Subsequently, the subsidiary bank has requested and been given permission by the Comptroller of Currency to pay additional dividends to the Corporation during the remaining portion of 2001. At September 30, 2001, this amounted to approximately $1.8 million. Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis. At September 30, 2001, there were no borrowings between the Company and the subsidiary bank.




ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets.

                                             ($ In Thousands)
                                              Average Balance

                                     Quarter    Nine Months     Year
                                      Ended        Ended        Ended
                                     9/30/01      9/30/01     12/31/00
                                    ________     ________     ________
EARNING ASSETS:
Net loans                           $623,509     $633,940     $620,445
Federal funds sold and other
 interest-bearing Assets              17,935       24,356       17,962
Securities
  Taxable                            193,171      182,900      133,497
  Nontaxable                         132,048      132,742      118,341
                                    ________     ________     ________
    Totals                           966,663      973,938      890,245
                                    ________     ________     ________
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits            706,716      720,370      685,287
Borrowed funds, federal funds
  Purchased and securities sold
  and other                          124,746      113,169       58,515
                                    ________     ________     ________
    Totals                           831,462      833,539      743,802
                                    ________     ________     ________

Net amounts                         $135,201     $140,398     $146,443
                                    ========     ========     ========



                                             ($ In Thousands)
                                             Interest Income

                                     Quarter    Nine Months     Year
                                      Ended        Ended        Ended
                                     9/30/01      9/30/01     12/31/00
                                    ________     ________     ________
EARNING ASSETS:
Net loans                           $ 12,681     $ 40,407     $ 57,535
Federal funds sold
  and other interest-
  Bearing assets                         163          850        1,148
Securities:
  Taxable                              2,921        8,369        7,966
  Nontaxable                           1,691        5,136        6,086
                                    ________     ________     ________

    Totals                          $ 17,456     $ 54,762     $ 72,735
                                    ========     ========     ========

INTEREST-BEARING LIABILITIES:

Interest-bearing Deposits           $  7,153     $ 23,915     $ 31,559
Borrowed funds, federal
  Funds sold and other                 1,649        4,657        3,419
                                    ________     ________     ________

    Totals                             8,802       28,572       34,978
                                    ________     ________     ________

Net interest income                 $  8,654     $ 26,190     $ 37,757
                                    ========     ========     ========




                                              Yields Earned
                                            And Rates Paid (%)

                                     Quarter    Nine Months     Year
                                      Ended        Ended        Ended
                                     9/30/01      9/30/01     12/31/00
                                    ________     ________     ________
EARNING ASSETS:
Net loans                             8.07%        8.52%        9.27%
Federal funds sold and other
  interest-Bearing assets             3.61%        4.67%        6.39%
Securities:
  Taxable                             6.00%        6.12%        5.97%
  Nontaxable                          7.82%        7.96%        7.91%
                                   ________     ________     ________

    Totals                            7.54%        7.90%        8.53%
                                   ========     ========     ========

INTEREST-BEARING LIABILITIES:
Interest-bearing Deposits             4.02%        4.44%        4.61%
Borrowed funds, federal Funds
  sold And other                      5.24%        5.50%        5.84%
                                   ________     ________     ________

Totals                                4.20%        4.58%        4.70%
                                   ________     ________     ________

Net yield on earning assets           3.55%        3.60%        4.24%


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


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the nine month period ended September 30, 2001, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



November 9, 2001                         /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer