Form 10-K
period 2001-12-31
NBC CAPITAL CORP
filed 2002-03-28
CIK 742054

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended       December 31, 2001

Commission File Number  1-15773

                NBC Capital Corporation
(Exact name of registrant as specified in its charter)

         Mississippi                     64-0694775
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


NBC Plaza, Starkville, Mississippi            39759
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

 Yes   X               No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of the voting stock held by nonaffiliates as of March 18, 2002, was approximately:

         $157,173,391
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 6,173,710 shares outstanding as of March 18, 2002.


Documents incorporated by reference -

     Portions of the Proxy Statement dated March 19, 2002 are incorporated by reference into Part III.


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
                 Accounting and Financial Disclosure Matters




     Part III

     Item 10.   Directors and Executive Officers of the Company
     Item 11.   Executive Compensation
     Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management
     Item 13.   Certain Relationships and Related Transactions

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

NBC Capital Corporation

     The Company is a financial holding company which was organized under the laws of the State of Mississippi. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce (NBC), a national banking corporation. For the year ended December 31, 2001, the Company's subsidiaries accounted for approximately 99% of the Company's consolidated income and consolidated expenses.

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

     NBC is the largest commercial bank domiciled in the north central area of the state known as the Golden Triangle. A total of twenty-seven banking facilities and an operation/administration center serves the communities of Aberdeen, Amory, Brooksville, Caledonia, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the home office in Starkville. The Bank also serves the Tuscaloosa, Alabama, area with a main office and four branch locations.

     NBC is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 2001.

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

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 2001 and 2000, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC.

Galloway-Chandler-McKinney Insurance Agency, Inc.

     Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM) is a wholly-owned subsidiary of NBC. GCM operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, life insurance, annuities, and other commercial lines. GCM is the result of the insurance agencies acquired on September 30, 1999, and April 28, 2000, as previously described. GCM has locations in Columbus, West Point, Amory, Starkville, and Aberdeen, Mississippi. At December 31, 2001, GCM had total assets of approximately $2.3 million, and for the year ended December 31, 2001, reported gross revenues of approximately $3.8 million.

NBC Insurance Services of Alabama, Inc.

     NBC Insurance Services of Alabama is a wholly-owned subsidiary of NBC and was formed in 1999 for the purpose of selling annuity products in the State of Alabama. For the years ended December 31, 2001 and 2000, its activities were not significant.

First National Finance

     First National Finance (Finance), a wholly-owned subsidiary of the Company, is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than those of NBC. Its loan portfolio totaled approximately $900,000 at December 31, 2001. Finance is located in West Point, Mississippi. Finance was acquired as part of the FNC acquisition previously mentioned.

Competition

     NBC and its subsidiaries currently serve six counties and eleven municipalities in North Central Mississippi. Over this same area, the bank competes directly with numerous competing banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $270 million to in excess of $40 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks is that of the parent bank and not the branch. Several other competitors are branches or divisions of nationwide and regional companies with more resources than the Company and its subsidiaries.

     NBC also serves the City of Tuscaloosa, Alabama, with a main office and four branch locations. The bank competes with approximately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $80 million to $45 billion. Asset size of the competitive banks is that of the parent bank and not of the branch. In Tuscaloosa, NBC also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies.

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

     The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956 (the Act) and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the Company. In addition, the Federal Reserve
Board has the authority to regulate provisions of certain holding company debt.

     The Act restricts the Company's nonbanking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of holding companies. The Company's banking subsidiaries are subject to limitations with respect to transactions with affiliates.

     The Act requires every holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. The Act and regulations of the Federal Reserve Board also prohibit a holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the subsidiaries. The Federal Reserve Board may require a holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

     Dividends paid by the Company are substantially provided from dividends from NBC. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In March, 2001, NBC obtained approval to pay a dividend of $24.2 million to the Company which was used to acquire 976,676 shares of the Company's common stock from its largest stockholder and related parties.

     The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary bank. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's bank subsidiary for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's bank subsidiary's FDIC assessment, trust services and asset/liability management. At December 31, 2001, the Tier 1 and total capital ratios, respectively, of the Company (consolidated) and NBC (individually) were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

     The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

     (a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC, and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution's rating under the regulatory CAMELS rating system. Institutions with CAMELS ratings of one that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2001, the Company's leverage capital ratio was 9.7%.

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC, and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 3.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 2001, the Company's Tier 1 and total capital ratios were 15.0% and 16.0%, respectively.

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

     The Gramm-Leach-Bailey Act was signed into law in November, 1999, and allows banks to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities through the use of "financial holding companies." The expanded powers, which became effective March 11, 2000, generally are available to banks only if the bank and its bank subsidiaries remain well-capitalized and well-managed, and have a satisfactory CRA rating. Under the Act, a national bank may engage in expanded financial activities through a "financial subsidiary," provided the aggregate assets of all of its financial subsidiaries do not exceed the lesser of 45 percent of the bank's assets or $50 billion. A financial subsidiary may underwrite any financial product other than insurance and may sell any financial product, including title insurance. A national bank itself may not sell title insurance, however, unless the state in which the bank is located permits state banks to sell title insurance.

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

     A subsidiary bank of a holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the holding company or its subsidiary, on investments in stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower.

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

Dependence Upon A Single Customer

     Neither the Company nor any of its subsidiaries are dependent upon a single customer or any small group of customers.

Executive Officers

     The executive officers of the Company and its bank subsidiary, NBC, are listed below. The title indicates a position held in the Company and the bank.

         Name and Title        Age           Five Year Experience
_____________________________  ___  ____________________________________

L. F. Mallory, Jr.              59  Chairman and Chief Executive Officer,
 Chairman and Chief Executive        NBC Capital Corporation and NBC
 Officer, NBC Capital
 Corporation and NBC

Mark A. Abernathy               45  President and Chief Operating Officer,
 President and Chief                 NBC Capital Corporation and NBC since
 Operating Officer, NBC              December, 1997, Executive Vice
 Capital Corporation and NBC         President and Chief Operating Officer
                                     of NBC Capital Corporation and NBC
                                     from August, 1994 - December, 1997

Hunter M. Gholson               69  Secretary of NBC Capital Corporation
 Secretary                           and NBC

Richard T. Haston               55  Executive Vice President, Chief
 Executive Vice President,           Financial Officer, and Treasurer,
 CFO, and Treasurer, NBC             NBC Capital Corporation, and
 Capital Corporation and             Executive Vice President and
 Executive Vice President            Chief Financial Officer, NBC
 and CFO, NBC

Bobby L. Harper                 60  Chairman of Executive Committee, NBC
 Chairman of the Executive           Capital Corporation and NBC, and
 Committee, NBC Capital              Executive Vice President, Banking
 Corporation and NBC and             Center Administration, NBC since
 Executive Vice President,           January, 1999; President of NBC
 Banking Center Administra-          Columbus Banking Center from
 tion, NBC                           January, 1981 - January, 1999.

Tommy M. Tomlinson              48  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Credit Administration,
 Vice President, Credit              NBC, since January, 1999;
 Administration, NBC                 Executive Vice President and Senior
                                     Credit Officer of the Starkville
                                     Banking Center, NBC, from
                                     January, 1996 - December 1998

Thomas J. Prince, Jr.           60  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Division Manager of
 Vice President, Division            Consumer Financial Service, NBC,
 Manager of Consumer Financial       since April, 1998; President,
 Services NBC                        NBC Aberdeen Banking Center
                                     from January, 1985 - April, 1998

Donald J. Bugea, Jr.            48  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President and Investment
 Vice President and Investment       Officer, NBC
 Officer, NBC

John R. Davis                   46  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Senior Vice
 Corporation and Senior Vice         President and Trust Officer,
 President and Trust Officer,        NBC since January, 1999, Vice
 NBC                                 President and Trust Officer
                                     of NBC from January, 1991 -
                                     December, 1998

Clifton B. Fowler               53  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and President, NBC
 Corporation and President,          Starkville Banking Center
 NBC Starkville Banking
 Center


Personnel

     At December 31, 2001, NBC had approximately 402 full-time employees, Finance had 3 full-time employees and GCM had approximately 43 full-time employees. The Company, Service, and CNIC had no employees at December 31, 2001.


ITEM 2 - PROPERTIES

     The Company, Service and CNIC owned no properties at December 31, 2001. GCM and Finance operate out of leased office buildings.

     The following listing describes the locations and general character of the Bank-owned properties:

                                                             Approximate
                                                             Office Space
                Type                     Location           (Square Feet)
______________________________  _________________________   _____________

NBC:

Main Office                     Starkville, Mississippi          35,000
University Branch               Starkville, Mississippi           1,485
Motor Branch                    Starkville, Mississippi           2,000
Operations Center               Starkville, Mississippi          26,000
Starkville Crossing             Starkville, Mississippi           2,000

Main Office                     Columbus, Mississippi            36,000
Mortgage Loan Center            Columbus, Mississippi            14,000
North Columbus Branch           Columbus, Mississippi             1,440
Fairlane Branch                 Columbus, Mississippi             2,400
Bluecutt Road Branch            Columbus, Mississippi             3,200

New Hope Branch                 New Hope, Mississippi             1,500

Caledonia Branch                Caledonia, Mississippi            1,000

Main Office                     Aberdeen, Mississippi            11,026
Maple Street Branch             Aberdeen, Mississippi               998
Highway 45 North Branch         Aberdeen, Mississippi             1,205

Main Office                     Amory, Mississippi                8,550
Medical and Industrial
  Center Branch                 Amory, Mississippi                  950

Main Office                     Brooksville, Mississippi          3,000

Main Office                     Hamilton, Mississippi             1,800

Main Office                     Maben, Mississippi                4,000

Main Office                     Philadelphia, Mississippi         6,000
Northside Branch                Philadelphia, Mississippi           300
Southside Branch                Philadelphia, Mississippi           450
Westside Branch                 Philadelphia, Mississippi         3,250

Main Office                     Tuscaloosa, Alabama              30,000
Northport Branch                Tuscaloosa, Alabama               3,018
University Branch               Tuscaloosa, Alabama               2,480
North Tuscaloosa Branch         Tuscaloosa, Alabama               3,250
Highway 69 South Branch         Tuscaloosa, Alabama               2,000

Main Office                     West Point, Mississippi          18,000
East Main Branch                West Point, Mississippi           1,900
Highway 45 South Branch         West Point, Mississippi           1,520
Highway 45 North Branch         West Point, Mississippi             825

     In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.


ITEM 3 - LEGAL PROCEEDINGS

     NBC is a defendant in a lawsuit in which a class is pursuing unspecified and punitive damages as a result of the placement of collateral protection insurance. NBC has reached a preliminary settlement in the amount of $450,000. The settlement is yet to be approved by the court.

     There are no other pending proceedings of a material nature to which the Company, or its subsidiaries, are a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None



                                PART II


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) Reference is made to Item 7 - Mangement's Discussion and Analysis of Financial Condition and Results of Operations, under the caption, "Market Information."

 (b) At December 31, 2001, the Company had approximately 2,700 security holders.

 (c) Dividends on common stock were declared quarterly in 2001 and 2000 and totaled as follows:


                                                      (In thousands)
                                                       December 31,
                                                      ______________
                                                       2001    2000
                                                      ______  ______

   Dividends declared, $.97 per share                 $   -   $6,963

   Dividends declared, $1.09 per share                 6,997      -

                                                      ______  ______

                                                      $6,997  $6,963
                                                      ======  ======


ITEM 6 - SELECTED FINANCIAL DATA

                                  Years Ended December 31,
                        2001       2000      1999     1998     1997
                     __________ __________ ________ ________ ________
                           (In thousands, except per share data)
INCOME DATA
Interest and
 fees on loans       $   51,852 $   57,535 $ 52,219 $ 52,955 $ 51,682
Interest and
 dividends on
 securities              17,968     14,052   12,430   13,416   13,755
Other interest
 income                     950      1,148    2,440    1,953    1,268
                     __________ __________ ________ ________ ________
Total interest
 income                  70,770     72,735   67,089   68,324   66,705
Interest expense         36,001     34,978   30,998   32,744   30,877
                     __________ __________ ________ ________ ________
 Net interest
  income                 34,769     37,757   36,091   35,580   35,828
Provision for
 loan losses              1,720      1,280    1,769    3,187    1,482
                     __________ __________ ________ ________ ________
Net interest
 income after
 provision for
 loan losses             33,049     36,477   34,322   32,393   34,346
                     __________ __________ ________ ________ ________
Service charges
 on deposit
 accounts                 5,942      5,306    5,230    4,720    4,653
Other income             10,524      8,456    7,824    4,871    3,759
                     __________ __________ ________ ________ ________
Total noninterest
 income                  16,466     13,762   13,054    9,591    8,412
                     __________ __________ ________ ________ ________
Salaries and
 employee
 benefits                18,156     17,260   17,545   16,024   14,651
Occupancy and
 equipment
 expense                  4,616      4,539    4,213    3,778    3,558
Other expenses            9,344      9,118   12,211    9,299    8,041
                     __________ __________ ________ ________ ________
Total noninterest
 expenses                32,116     30,917   33,969   29,101   26,250
                     __________ __________ ________ ________ ________
Income before
 income taxes            17,399     19,322   13,407   12,883   16,508
Income taxes              4,261      5,277    2,899    2,881    4,826
                     __________ __________ ________ ________ ________

Net income           $   13,138 $   14,045 $ 10,508 $ 10,002 $ 11,682
                     ========== ========== ======== ======== ========
PER SHARE DATA
Net income -
 basic               $     2.05 $     1.96 $   1.46 $   1.43 $   1.68
Net income -
 diluted                   2.05       1.96     1.46     1.42     1.67
Dividends                  1.09        .97      .87      .73      .66

FINANCIAL DATA
Total assets         $1,050,802 $1,009,515 $973,570 $937,147 $900,886
Net loans               616,187    637,800  613,557  576,731  563,590
Total deposits          810,703    804,804  752,810  776,955  734,107
Total
 shareholders'
 equity                 102,927    120,123  111,251  111,868  105,304


(1) Financial data includes accounts of significant pooled acquisitions for all years presented.
(2) Merger-related expenses amounted to $2.5 million after tax in 1999 and $1.8 million after tax in 1998.



                     SUPPLEMENTAL STATISTICAL INFORMATION

  I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. Average balance sheets (consolidated):

        The following table presents, for the years indicated, condensed daily average balance sheet information.

                                                (In Thousands)
            Assets                         2001       2000      1999
                                        __________  ________  ________

        Cash and due from banks         $   26,462  $ 28,968  $ 36,514
        Securities:
          Taxable                          185,076   133,497   128,605
          Non-taxable                      132,200   118,341   106,062
                                        __________  ________  ________
            Total securities               317,276   251,838   234,667
        Federal funds sold and other
          interest-bearing assets           22,816    17,962    50,951

        Loans                              629,248   630,851   605,561
        Less allowance for loan losses       8,507    10,093    10,514
                                        __________  ________  ________
          Net loans                        620,741   620,758   595,047
        Other assets                        54,571    44,728    36,247
                                        __________  ________  ________

        Total Assets                    $1,041,866  $964,254  $953,426
                                        ==========  ========  ========


                                                (In Thousands)
            Liabilities and                  2001     2000      1999
            Stockholders' Equity        __________  ________  ________

        Deposits:
          Noninterest-bearing           $   96,249  $ 94,038  $ 89,950
          Interest-bearing                 714,491   685,287   674,606
                                        __________  ________  ________
            Total deposits                 810,740   779,325   764,556

        Federal funds purchased and
          securities sold under
          agreements to repurchase          19,159    18,734    18,985
        Borrowed funds                      96,605    39,781    44,428
        Other liabilities                   13,167    10,806    11,735
                                        __________  ________  ________

          Total liabilities                939,671   848,646   839,704

        Stockholders' equity               102,195   115,608   113,722
                                        __________  ________  ________
        Total Liabilities and
          Stockholders' Equity          $1,041,866  $964,254  $953,426
                                        ==========  ========  ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:
                                                ($ In Thousands)
                                                 Average Balance
                                          ____________________________
                                            2001      2000      1999
                                          ________  ________  ________
        EARNING ASSETS
        Loans                             $629,248  $630,851  $605,561
        Federal funds sold and
         other interest-bearing
         assets                             22,816    17,962    50,951
        Securities:
         Taxable                           185,076   133,497   128,605
         Nontaxable                        132,200   118,341   106,062
                                          ________  ________  ________
        Totals                             969,340   900,651   891,179
                                          ________  ________  ________

        INTEREST-BEARING LIABILITIES
        Interest-bearing deposits          714,491   685,287   674,606
        Borrowed funds, federal funds
          purchased and securities sold
          under agreements to repurchase   115,764    58,515    63,413
                                          ________  ________  ________
        Totals                             830,255   743,802   738,019
                                          ________  ________  ________

        Net Amounts                       $139,085  $156,849  $153,160
                                          ========  ========  ========


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   2001    2000    1999   2001 2000 1999
                                 _______ _______ _______  ____ ____ ____
        EARNING ASSETS
        Loans                    $51,852 $57,535 $52,219  8.24 9.12 8.62
        Federal funds sold and
         other interest-bearing
         assets                      950   1,148   2,440  4.16 6.39 4.80
        Securities:
         Taxable                  11,165   7,966   6,981  6.03 5.97 5.43
         Nontaxable                6,803   6,086   5,449  5.15 5.14 5.14
                                 _______ _______ _______  ____ ____ ____

        Totals                   $70,770 $72,735 $67,089  7.30 8.08 7.53
                                 ======= ======= =======  ==== ==== ====


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   2001    2000    1999   2001 2000 1999
                                 _______ _______ _______  ____ ____ ____
        INTEREST-BEARING
        LIABILITIES
        Interest-bearing
         deposits                $29,866 $31,559 $28,399  4.18 4.61 4.21
        Borrowed funds, federal
         funds purchased and
         securities sold under
         agreements to
         repurchase                6,135   3,419   2,599  5.30 5.84 4.10
                                 _______ _______ _______  ____ ____ ____

        Totals                    36,001  34,978  30,998  4.34 4.70 4.20
                                 _______ _______ _______

        Net interest income      $34,769 $37,757 $36,091
                                 ======= ======= =======

        Net yield on earning assets                       3.59 4.19 4.05

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

C.  Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

                            (In Thousands)          (In Thousands)
                            2001 Over 2000          2000 Over 1999
                     _________________________  _________________________
                           Change Due To:            Change Due To:
                     _________________________  _________________________
                      Total    Rate    Volume    Total    Rate    Volume
                     _______  _______  _______  _______  _______  _______
EARNING ASSETS
Loans                $(5,683) $(5,540) $  (143) $ 5,316  $ 3,082  $ 2,234
Federal funds sold
 and other interest-
 bearing assets         (198)    (881)     683   (1,292)   1,382   (2,674)
Securities:
 Taxable               3,199       88    3,111      985      712      273

 Nontaxable              717        4      713      637        6      631
                     _______  _______  _______  _______  _______  _______

Totals               $(1,965) $(6,329) $ 4,364  $ 5,646  $ 5,182  $   464
                     =======  =======  =======  =======  =======  =======


                            (In Thousands)           (In Thousands)
                            2001 Over 2000           2000 Over 1999
                       ________________________  _______________________
                            Change Due To:           Change Due To:
                       ________________________  _______________________
                        Total    Rate    Volume  Total    Rate   Volume
                       _______  _______  ______  ______  ______  _______
INTEREST-BEARING
LIABILITIES
Interest-bearing
 deposits              $(1,693) $(4,004) $2,311  $3,160  $3,931  $  (771)
Interest on borrowed
 funds and federal
 funds purchased and
 securities sold
 under agreements to
 repurchase              2,717     (396)  3,113     820   1,002     (182)

                       _______  _______  ______  ______  ______  _______

Totals                 $ 1,024  $(4,400) $5,424  $3,980  $4,933  $  (953)
                       =======  =======  ======  ======  ======  =======

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


 II. INVESTMENT PORTFOLIO

     A. The following tables present the book values of securities as of the dates indicated:
                                                 (In Thousands)
                                                  December 31,
                                          ____________________________
                                            2001      2000      1999
                                          ________  ________  ________

        U. S. Treasury                    $    306  $  4,544  $  7,732
        U. S. Government agencies and
          mortgage-backed securities       185,751   137,684   106,946
        States and political subdivisions  113,871   124,011   105,330
        Other                               40,798    15,551    10,272
                                          ________  ________  ________

        Total book value                  $340,726  $281,790  $230,280
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2001, and the weighted average yield of such securities:

                                         ($ In Thousands)
                                      Weighted Average Yield
                         _______________________________________________
                          0 - 1   Yield    1 - 5   Yield  5 - 10   Yield
                          Year     (%)     Years    (%)    Years    (%)
                         _______  _____  ________  _____  _______  _____
        Securities:

         U. S. Treasury  $   206   6.4%  $    100   2.8%  $    -      -
         U. S. Govern-
          ment agencies      606   5.9%     1,494   6.9%    1,970   6.7%
         States and
          political
          subdivisions     6,280   7.8%    66,653   7.2%   23,452   9.1%
         Other             7,833   4.9%     2,070   6.8%      456   6.5%
                         _______          _______          _______

         Total           $14,925          $70,317          $25,878
                         =======          =======          =======

                           10+    Yield
                          Years    (%)
                         _______  _____
        U. S. Govern-
         ment agencies   $   469   7.0%
        State and
         political        17,486   8.8%
        Other
         (including
          equity
          securities)     30,439   5.4%
                         _______

        Total            $48,394
                         =======


                          Book    Yield
                          Value    (%)
                        ________  _____
        Mortgage-
         backed
         securities     $181,212   5.9%
                        ========

        NOTE: Interest and yields on tax-exempt obligations are on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.

               The majority of mortgage-backed securities are backed by
               U. S. Government agencies.

     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 2001, there were no securities from any issues in excess of 10% of stockholders' equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                        (In Thousands)
                                         December 31,
                        ________________________________________________
             Type         2001      2000      1999      1998      1997
        ______________  ________  ________  ________  ________  ________

        Commercial,
         financial and
         agriculture    $101,630  $103,045  $101,503  $ 81,365  $ 78,491

        Real estate -
         construction     31,461    33,638    26,185    27,253    27,636

        Real estate -
         mortgage        387,667   402,987   390,205   366,219   352,550

        Installment
         loans to
         individuals      94,424   105,564   101,624   104,470   106,603

        Other              7,758     2,255     4,234     7,526     7,155
                        ________  ________  ________  ________  ________

          Total loans    622,940   647,489   623,751   586,833   572,435

        Unearned
         interest            -         -         -         -        (317)
                        ________  ________  ________  ________  ________

                        $622,940  $647,489  $623,751  $586,833  $572,118
                        ========  ========  ========  ========  ========

     B. Maturities and sensitivities of loans to changes in interest rates:

                                                    (In Thousands)
                                                  December 31, 2001
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                             1 Year
                                    Within   Through     Over
                    Type            1 Year   5 Years   5 Years    Total
         _______________________   ________  ________  ________  ________

         Commercial, financial
          and agricultural         $ 75,322  $ 23,730  $  2,578  $101,630
         Real estate -
          construction               27,921     3,464        76    31,461
                                   ________  ________  ________  ________

                                   $103,243  $ 27,194  $  2,654  $133,091
                                   ========  ========  ========  ========

                                                    (In Thousands)
                                                  December 31, 2001
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                              1 Year
                                             Through     Over
                    Type                     5 Years   5 Years    Total
         ________________________            ________  ________  ________

         Loans with:
          Predetermined interest
           rates                             $ 13,021  $  2,641  $ 15,662
          Floating interest
           rates                               14,173        13    14,186
                                             ________  ________  ________

                                             $ 27,194  $  2,654  $ 29,848
                                             ========  ========  ========
     C. Nonperforming loans

        1. The following table states the aggregate amount of loans which were nonperforming in nature:

                                             (In Thousands)
                                              December 31,
                                ______________________________________
                  Type           2001    2000    1999    1998    1997
            __________________  ______  ______  ______  ______  ______

            Loans accounted
             for on a
             nonaccrual basis   $2,050  $1,384  $  270  $  927  $2,648
                                ======  ======  ======  ======  ======
            Accruing loans
             past due 90 days
             or more            $1,850  $2,356  $2,975  $2,902  $1,660
                                ======  ======  ======  ======  ======
            Renegotiated
             "troubled" debt    $  665  $  294  $  132  $  337  $  826
                                ======  ======  ======  ======  ======

        2. There were no loan concentrations in excess of 10% of total loans at December 31, 2001. However, lending activities are affected by the economic trends within the areas served by the Company and its subsidiaries. This, in turn, can be influenced by the areas' larger employers, such as Mississippi State University, University of Alabama, Columbus Air Force Base, and the Mercedes-Benz Automotive Plant.

        3. There were no outstanding foreign loans at December 31, 2001.

        4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

        5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 2001, 2000 and 1999.

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

        7. At December 31, 2001, the recorded investment in loans identified as impaired totaled approximately $2.5 million. The allowance for loan losses related to these loans approxi-mated $1.4 million. The average recorded investment in impaired loans during the year ended December 31, 2001, was $4.1 million. Total interest recognized on impaired loans and the amount recognized on a cash basis were not significant.

     D. Other interest-bearing assets

            There were no other interest-bearing non-performing assets at December 31, 2001.


 IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. An analysis of the loan loss experience for the periods indicated is as follows:
                                             ($ In Thousands)
                                               December 31,
                              ___________________________________________
                                2001     2000     1999      1998    1997
                              _______  _______  _______  _______  _______

        Beginning balance     $ 9,689  $10,194  $10,102  $ 8,528  $ 8,175
                              _______  _______  _______  _______  _______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural      (2,840)    (499)    (566)    (575)    (379)
            Real estate          (780)    (206)    (444)    (451)    (145)
            Installment
             loans and
             other             (1,580)  (1,497)  (1,047)    (960)  (1,073)
                              _______  _______  _______  _______  _______

        Total charge-offs      (5,200)  (2,202)  (2,057)  (1,986)  (1,597)
                              _______  _______  _______  _______  _______

        Recoveries:
          Domestic:
           Commercial,
            financial and
            agricultural          119       55       89      124      269
           Real estate             61       17       25       76       97
           Installment
            loans and
            other                 364      345      266      173      227
                              _______  _______  _______  _______  _______
        Total recoveries          544      417      380      373      593
                              _______  _______  _______  _______  _______
        Net charge-offs        (4,656)  (1,785)  (1,677)  (1,613)  (1,004)
                              _______  _______  _______  _______  _______
        Allowance of sold
          finance company         -        -        -        -       (125)
        Provision charged
          to operations         1,720    1,280    1,769    3,187    1,482
                              _______  _______  _______  _______  _______

        Ending balance        $ 6,753  $ 9,689  $10,194  $10,102  $ 8,528
                              =======  =======  =======  =======  =======
        Ratio of net
          charge-offs to
          average loans
          outstanding             .74      .29      .28      .28      .18
        Ratio of allowance
          for loan losses
          to loans
          outstanding at
          year end               1.08     1.50     1.63     1.72     1.49


     B. Determination of Allowance for Loan Losses

        The determination of the allowance for loan losses requires significant judgment. The balance of the allowance for loan losses reflects management's best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining portfolio. Reference should be made to Note A-6 to the consolidated financial statements included herein as Item 8 and to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following schedule sets forth the components of the allowance for loan losses at December 31, 2001 and 2000. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

                                          2001               2000
                                  __________________  __________________
                                           Allowance           Allowance
                                    Loan    For Loan    Loan    For Loan
                                   Balance   Losses    Balance   Losses
              (In thousands)      ________  ________  ________  ________

           Allocated component:
             Impaired loans       $  2,471  $  1,353  $  3,158  $  1,634
             Graded loans           33,221     2,674    30,946     3,196
             Homogeneous pools     187,751     1,071   211,986     1,075
             Other loans           399,497     1,271   401,399     1,079

           Unallocated component       -         384       -       2,075
                                  ________  ________  ________  ________

                                  $622,940  $  6,753  $647,489  $  9,689
                                  ========  ========  ========  ========

        The allowance allocated to impaired loans for the years 2001 and 2000 was based upon the estimated fair value of the underlying collateral. Graded loans are those loans that exhibit some form of weakness. Allocations to this group are based upon the historical loan loss experience of the grades assigned and upon specific allocations to specific loans. An allowance is allocated to the various pools of loans considered to be homogenous based upon the historical loan losses of each pool. Other loans consist of those loans not graded or impaired or considered homogenous. These loans are grouped by risk assignments which are based upon consideration of collateral values, borrower financial condition and performance, debt service capacity, cash flows, market share, and other indicators. Allocations of the allowance to these loans are based upon historical loan loss experience of the risk assignment.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2001, these loans totaled $419 million or approximately 67% of the loan portfolio.

        NBC originates commercial real estate loans up to 80% of the appraised value. Currently, it is the philosophy to originate these loans only to selected known borrowers and on properties in the market area.

        Of primary concern in commercial real estate lending is the borrower's credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, NBC, historically, has sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

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

        Consumer and Other Loans

        NBC offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $94 million or 15% of total loans at December 31, 2001. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

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

        NBC makes commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2001, NBC's commercial business loans represented approximately 16% of its total loan portfolio.

     D. In the year 2001, NBC experienced an unusual and unexpected loan loss of $2 million (reference should be made to Item 7 - Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations), which is included in the commercial, financial and agricultural category in Table IV.A. With the exception of this loss, loan losses in 2002 for all loan categories, as a percentage of average loans, are expected to approximate that of 2001.

  V. DEPOSITS
                                        ($ In Thousands)
                               2001            2000           1999
                         ______________  ______________  ______________
                          Amount   Rate   Amount   Rate   Amount   Rate
                         ________  ____  ________  ____  ________  ____
     A. Average
         deposits:
          Domestic:
           Noninterest-
            bearing      $ 96,249    -   $ 94,038    -   $ 89,950    -
           Interest-
            bearing
            demand (1)    296,160  2.9%   254,458  3.6%   312,642  2.3%
           Savings         39,196  1.5%    48,414  2.1%    34,913  2.5%
           Time           379,135  5.4%   382,415  5.6%   327,051  6.2%
          Foreign           N/A             N/A             N/A
                         ________        ________        ________

            Total        $810,740        $779,325        $764,556
                         ========        ========        ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificate of deposit of $100,000 or more and maturities at December 31, 2001
                                          (In Thousands)
                                                 3        6
                                              Months   Months
                                        3     Through  Through   Over
                                      Months     6       12       12
                             Total   Or Less  Months   Months   Months
                           ________  _______  _______  _______  _______
        Time certificates
         of deposit of
         $100,000 or more  $147,885  $62,692  $31,906  $29,290  $23,997
                           ========  =======  =======  =======  =======

     E. Foreign office time deposits of $100,000 or more

        Not applicable


 VI. RETURN ON EQUITY AND ASSETS

     The following financial ratios are presented for analytical purposes:
                                                       December 31,
                                                 ______________________
                                                  2001    2000    1999
                                                 ______  ______  ______
     Return on assets (net income divided by
      total average assets)                        1.3     1.4     1.1

     Return on equity (net income divided by
      average equity)                             12.5    12.2     9.3

     Dividend payout ratio (dividends per share
      divided by basic net income per share)      53.2    49.5    59.5

     Equity to asset ratio (average equity
      divided by average total assets)             9.8    12.0    11.9


VII. SHORT-TERM BORROWINGS                           ($ In Thousands)
                                                Securities    Treasury
                                                Sold Under     Tax and
                                               Agreement to   Loan Note
                                                Repurchase     Payable
                                               ____________  ____________

     Balance at December 31, 2001                 $16,625       $   683

     Weighted average interest rate at
       December 31, 2001                             2.23%         1.43%

     Maximum amount outstanding at any
       month end for the year 2001                $21,765       $ 2,508

     Average amount outstanding during
       the year 2001                               18,922         1,750

     Weighted average interest rate during
       the year                                      3.45%         3.37%


VIII.  CAPITAL ADEQUACY DATA

     Total consolidated capital of the Company was as follows:

                                                        ($ In Thousands)
                                                           December 31,
                                                       __________________
                                                         2001      2000
                                                       ________  ________
     Total stockholders' equity (excluding
       unrealized gain/loss)                           $101,277  $120,191
     Allowance for loan losses, as allowed                6,753     9,606
     Other components of capital                            -         -
                                                       ________  ________
       Total primary capital                            108,030   129,797
       Total secondary capital                              -         -
                                                       ________  ________
     Total capital                                      108,030   129,797

     Less intangible assets and other adjustments        (1,415)   (3,235)
                                                       ________  ________
     Total capital, as defined for regulatory
       purposes                                        $106,615  $126,562
                                                       ========  ========

     Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 2001 and 2000, are as follows:

                                                           December 31,
                                                          ______________
                                                           2001    2000
                                                          ______  ______

     Tier 1 capital percentage                             15.0%   18.1%

     Total capital percentage                              16.0%   19.4%


The Company's capital ratios exceed the minimum capital requirements at December 31, 2001, and management expects this to continue.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, and the supplemental financial data included elsewhere in this report, including the five year summary of Selected Financial Data and management's letter to shareholders at the beginning of this Annual Report.

Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Currently, management expects, based on the available information, that interest rates will trend upward and the overall economy in its market will improve somewhat during 2002. The Corporation's 2002 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, it could have a material impact on the Corporation's financial condition and results of operations. The areas of the Corporation's operations most directly impacted would be net interest margin, loan and deposit growth and provision for loan losses.


ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements contains a summary of the Corporation's accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management's letter to shareholders and management's discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation's financial condition and results of operations and to identify the areas in which management is required to make the most difficult, subjective and /or complex judgments.

In the normal course of business, the Corporation's wholly-owned subsidiary, National Bank of Commerce, makes loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within the applicable regulatory and lending limitations. See Note L in the Notes to Consolidated Financial Statement and the Corporation's Proxy Statement for additional details concerning related party transactions.

Note A of the Notes to Consolidated Financial Statements contains a listing of all the Corporation's affiliated companies. The Corporation does not have investments in any unconsolidated entities over which it exercises management or control. The Corporation does not have relationships with limited or special purpose entities that it relies on to provide financing, liquidity or market and credit risk support.

During 2001, the Financial Accounting Standards Board issued release 142, which changed the accounting for goodwill, effective for years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized. The amount of goodwill recorded on the financial statement at December 31, 2001 will remain at that level until or unless it becomes impaired under the definition of impairment in FAS 142. At that time, the impaired portion of goodwill would be written off against current earnings. At December 31, 2001, the Corporation had approximately $2 million of goodwill on its Balance Sheet, which will remain at that level unless it becomes impaired. The amortization of goodwill for 2001 was approximately $260,000.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since 1997, the total assets of the Corporation have increased 16.6%. During this same period, loans have increased 9.3%, while deposits grew by 10.4%. In 1998, net loans grew by approximately $13.1 million. This growth was funded by deposits, which increased by approximately $42.8 million. In 1999, the trend reversed, as competition for deposits increased not only from within the banking industry, but from throughout the financial services industry as evidenced by billions of dollars flowing into the stock markets. During 1999, as net loans grew by $36.8 million, deposits declined by approximately $24.1 million. Approximately 79% of this decline in deposits occurred during the last sixty days of
1999.   This situation required the Corporation to look to other funding sources such as reallocating funds from lower yielding assets and additional borrowings from the Federal Home Loan Bank. During 2000, this trend again reversed as the equity markets turned down and cash began
flowing back into the banking system.   As a result, the Corporation was
able to fund its net loan growth of approximately $24.2 million with a growth in deposits of approximately $52 million. During 2001, net loans declined by $21.6 million, mostly as a result of a decline in the Adjustable Rate Mortgage ("ARM") loans that the Corporation carried in its loan portfolio. The reason for the decline was the interest rate environment. During that period the Federal Reserve lowered rates eleven times, totaling 4.75%. Because of these lower rates, many homeowners refinanced their existing ARM loans to fixed rate loans. Due to the interest rate risk, the Corporation does not normally carry fixed rate mortgage loans on its books. As a result of this decline in loans and an overall soft loan demand, the Corporation did not need to aggressively price deposits, and therefore, had only a modest $5.9 million growth in deposits during the year. See the section entitled "Liquidity, Asset / Liability Management" for additional comments on sources and uses of cash during 2001.

Shareholders' Equity has represented a consistent strength of the Corporation throughout the years, as noted in the summary of Selected Financial Data. Shareholders' equity has decreased 2.3% since 1997. From 1997 through 2000, Shareholder's Equity increased from $105.3 million to $120.1 million or 14.1%. The decline in 2001 resulted from the purchase of approximately $25 million of Treasury Stock, which was accounted for as a reduction of Shareholder's Equity on the Balance Sheet. See the section entitled "Capital" for additional information concerning this stock repurchase. Shareholder's equity also includes Accumulated Other Comprehensive Income which is composed of unrealized gain (loss), net of taxes on "Available-for-Sale Securities" of ($68,000) and $1,650,000 at December 31, 2000 and 2001, respectively, as required to be reported under FASB 115.

In 1998, consolidated net income declined by $1.7 million as a result of incurring approximately $1.8 million of merger related expenses (net of taxes) associated with the acquisition of First National Corporation of West Point ("FNC"). Net income increased in 1999 by $506,000, even though the Corporation incurred approximately $2.5 million of merger related expenses (net of taxes) associated with the acquisitions of FFBS Bancorp, Inc., ("FFBS") and Galloway-Chandler-McKinney Insurance Agency, Inc. ("GCM"). In 1998 and 1999, fully diluted earnings per share were $1.42 and $1.46, respectively, after being impacted by approximately $.26 in 1998 and $.36 in 1999, for the above-mentioned non-recurring merger costs. In 2000, fully diluted earnings per share increased by 34.2% to $1.96 per share, as net income increased from $10.5 million in 1999 to $14 million in 2000. In 2001, net income declined to $13.1 million; however, fully diluted earnings per share increased to $2.05, a 4.6% increase, due to 10.8% fewer weighted average shares outstanding as a result of the previously mentioned repurchase of the Corporation's stock. The following paragraphs discuss the decline in net income in 2001, compared to 2000. The 1997 and 1998 earnings per share amounts have been restated to reflect the 1998 merger with FNC and the 1999 merger with FFBS.

Regular cash dividends have increased in each of the years outlined in the summary of Selected Financial Data. The 1997 and 1998 dividend per share amounts have been restated to reflect the 1998 merger with FNC and the 1999 merger with FFBS.

Net interest income ("NII"), the primary source of earnings for the Corporation, represents income generated from earning assets, less the interest expense of funding those assets. NII increased 4.6% in 2000 and declined by 7.9% in 2001. Changes in NII may be divided into two components; first, the change in average earning assets (volume component) and second, the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest bearing liabilities. Net interest spread (including loan fees) for 2000 increased to 3.38% from 3.33% in 1999. The primary reason for this increase was an increase in average loan yields of approximately 59 basis points. This increase in loan yields was partially offset by an overall increase in the average cost of deposits of approximately 40 basis points. The volume component also contributed to this increase in NII, as earning assets grew $9.8 million or 1.1% during 2000.

The year 2001 was a unique year for the banking industry. During the year, the Federal Reserve reduced interest rates eleven times for a total of 475 basis points. Even though most thought rates would decline during 2001, few, if any, expected rates to decline that far that fast. This rate decline did not stop the general state of the economy from continuing to slip into a recession during the first half of the year. With this slow down in the economy, the Corporation experienced a substantial decline in loan demand as businesses went into a defensive position. In this environment, the competition for quality credits increased. This situation caused many of the fixed rate loans that were in the portfolio to be refinanced at lower rates during the year. Also, at the beginning of the year, approximately 45 percent of the loan portfolio was composed of variable rate loans. These two factors caused an overall decline in loan yields during 2001.

As mentioned later in this discussion, the Corporation's policy is to maintain a basically neutral gap position on its balance sheet. As was stated in last year's annual report, the Corporation began the year with a liability sensitive position of $57.7 million or 5.7% of assets, well within our policy of plus or minus 10%. Even though a liability sensitive position was appropriate for this declining rate environment, the speed and amount of the declines caused the variable loans to reprice more quickly than the cost of liabilities could be reduced, putting a great deal of downward pressure on the Corporation's margin during the year. Even though management began repricing deposits downward during January, it was the third and fourth quarters before the rates stabilized enough for the reduction in deposit cost to catch up with the decline in yields and for the margin to stabilize and begin to increase.

The 7.9% decline in NII during 2001 resulted from a decline in net interest spread from 3.38% in 2000 to 2.96%. The primary reason for this decline was a decrease in average loan yields of approximately 88 basis points. This decrease in loan yields was partially offset by a decrease in the average cost of deposits of 43 basis points and a decrease in the cost of other borrowed funds of 54 basis points. The volume component of NII also helped offset this decline in loan yields, as average-earning assets grew $68.7 million or 7.6%.

The table below shows, for the periods indicated, an analysis of NII, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets on both a book and tax equivalent basis:




                                                 ($ In Thousands)
                                                  Average Balance
                                                ___________________
                                                  Year       Year
                                                  Ended      Ended
                                                12/31/01   12/31/00
                                                ________   ________
EARNING ASSETS:
Loans                                           $629,248   $630,851
Federal funds sold and other interest-
  bearing assets                                  22,816     17,962
Securities:
  Taxable                                        185,076    133,497
  Nontaxable                                     132,200    118,341
                                                ________   ________

    Totals                                      $969,340   $900,651
                                                ========   ========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                       $714,491   $685,287
Borrowed funds, federal funds
  purchased and securities sold
  under agreements to repurchase
  and other                                      115,764     58,515
                                                ________   ________

    Totals                                      $830,255   $743,802
                                                ========   ========

                            ($ In Thousands)

                                Interest           Yields Earned
                                  For            and Rates Paid (%)

                             Year      Year        Year      Year
                            Ended     Ended       Ended     Ended
                          12/31/01  12/31/00     12/31/01  12/31/00
                          ________  ________     ________  ________
EARNING ASSETS:
Loans                     $ 51,852  $ 57,535        8.24      9.12
Federal funds sold and
  other interest-bearing
  assets                       950     1,148        4.16      6.39
Securities:
  Taxable                   11,165     7,966        6.03      5.97
  Nontaxable                 6,803     6,086        5.15      5.14
                          ________  ________     ________  ________

Totals                    $ 70,770  $ 72,735        7.30      8.08
                          ========  ========     ========  ========

INTEREST-BEARING
LIABILITIES:
Interest-bearing
  deposits                $ 29,866  $ 31,559        4.18      4.61
Borrowed funds, federal
  funds sold, securities
  sold under agreements
  to repurchase and
  other                      6,135     3,419        5.30      5.84
                          ________  ________     ________  ________

  Totals                    36,001    34,978        4.34      4.70
                          ________  ________     ________  ________

Net interest income       $ 34,769  $ 37,757
                          ========  ========

Net yield on earning
  assets                                            3.59      4.19
                                                 ________  ________

Note:  Yields on a tax equivalent basis would be:

Nontaxable securities                               7.92      7.91
                                                 ________  ________
Total earning assets                                7.68      8.44
                                                 ________  ________
Net yield on earning assets                         3.96      4.56
                                                 ________  ________

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors, after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exists, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Even though there has been increased competition for good quality credits in the Corporation's market, the quality of our portfolio remains strong. Net charge-offs for 1999, 2000 and 2001 were .28%, .29% and .72% of average net loans outstanding for each year, respectively.
Had it not been for a single $2 million loan charged off in June of 2001 (this loan will be discussed in more detail in the following paragraph), the ratio for 2001 would have been .41%. Classified loans to capital have increased from 16.6% at December 31, 2000 to 18.1% at December 31, 2001. The classified loans have actually decreased by approximately $1 million during 2001; however, equity has decreased by $17.2 million because of the stock repurchase. Recomputing the classified loans to equity ratio for 2001 on a comparable basis with 2000, without considering the increase in treasury stock, would have decreased the ratio to 14.3%. The Reserve for Loan Losses as a percentage of total loans has declined from 1.50% of total loans at the end of 2000 to 1.08% at the end of 2001. Based on these evaluations, the reserve amounts maintained at the end of 2001 and 2000 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses declined from $1,769,000 in 1999 to $1,280,000 in 2000; however, it increased in 2001 to $1,720,000. The provision in 1999 was higher due to the level of credit risk in the loans that came into the portfolio from the acquisitions completed during 1998 and 1999. The provision included a special provision of $780,000 made by FFBS as a condition of its merger with the Corporation. The level of the provision for 2000 was reduced due to the improvement in the overall quality of the portfolio and to allow the balance in the Reserve for Loan Losses to be at an appropriate level to cover the credit risk in the portfolio. In 2001, the provision was increased to $1,720,000, as net charge-offs increased from $3.5 million in 2000 to $4.6 million in 2001. The primary reason for the increased charge-offs was that in June, the Corporation charged-off a $2 million commercial loan that defaulted. This loan had previously not been classified as a problem loan and there were special circumstances surrounding the default. The Corporation has filed a claim with its bonding company to recover the entire $2 million; however, it is too early to predict whether there will be a recovery. Due to the overall condition of the economy and the continuing softening in the market, management intends to increase the provision for loan losses in 2002 to a level that we anticipate will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

 Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by GCM, the wholly owned insurance agency subsidiary of National Bank of Commerce. During 2001, non-interest income grew 19.6% to $16.5 million. This increase resulted from the Corporation's continued focus on diversifying its income sources so that it can be less dependent on net interest income. Several different sources contributed to this increase during 2001. Service charges on deposit accounts increased by 12% to $5.9 million as a result of an on-going effort by management to do a better job of billing and collecting fees. The Corporation's Trust Department Income increased by 6.3% to $1.7 million. This increase was smaller than the prior year's increase. The activities in this area grew steadily during 2001; however, the amount of income collected from management fees is directly related to the market value of the account assets, which in many cases was negatively impacted by the decline in the equity markets during the year. Additionally, other non-interest income increased by $1.8 million or 69%. This increase came primarily from two sources. First, the fees from mortgage-related activities increased 205.7%, or $984,000, as a result of a favorable interest rate environment, which produced heavy refinancing activity throughout the year. Second, earnings from a $10 million purchase of Bank Owned Life Insurance ("BOLI") caused this category of other non-interest income to increase by $621,000. This purchase of BOLI was executed to help cover the increasing cost of employee benefits. These increases were partially offset by a decline of 8.3%, or $347,000, in Insurance Commissions, Fees and Premiums. This decline in Insurance Commissions, Fees and Premiums relates directly to the volume of insurance products sold. During the first quarter of 2001, a great deal of time and effort was spent handling claims that resulted from a major storm that hit the service area. This took away from time that would have been spent developing new business. Also, GCM experienced a reduction in incentive rebates from its insurance carriers because of underwriting losses that resulted from these same storms. During 2000, non-interest income increased by $708,000, or 5.4%. This increase was caused primarily by increases in the Corporation's Trust Department Income and Insurance Commissions, Fees and Premiums. Trust Department Income increased by $211,000 or 15.0%, resulting from continued growth in overall trust related activities. During 2000, Insurance Commissions, Fees and Premiums increased by $555,000, or 15.2%, over 1999 levels. This increase was caused by an increase in the volume of insurance written during the year and by the purchase of Heritage Insurance Agency in April of 2000. This acquisition was accounted for as a purchase and all commissions, fees and premiums generated by Heritage from the date of the purchase are included in the Corporation's numbers for 2000.

The Corporation recognized $459,000 in securities gains during 2001, compared to a loss of $22,000 for 2000 and a gain of $37,000 for 1999. This relative large gain in 2001 resulted primarily from several securities that had been purchased at a discount being called because of the low interest rate environment.

Non-interest expense represents ordinary overhead expenses, including salaries, bonuses and benefits. The Corporation maintains a formal salary administration program that considers extensive comparative salary data and other indices supplied by a leading outside consulting firm. This data is utilized to assure that salaries are in line and competitive with comparable jobs in the marketplace. Incentive bonuses that were expensed in 1999 and 2000 were paid to employees based on the attainment of predetermined profit goals. The predetermined profit goals were not reached in 2001; therefore, no significant bonuses were accrued. Overall, non-interest expense increased by approximately $1.2 million or, 3.9%, during 2001. This increase resulted primarily from a $896,000, or 5.2%, increase in Salaries and Employee Benefits and a $226,000, or 2.5%, increase in Other Operating Expenses. Salaries and Employee Benefits increased as the result of an increase in employee benefit cost and a reduction in the FASB 91 deferral because of the reduction in loan volume. Salaries were basically unchanged during the year. The Corporation made significant changes in the employee benefits that became effective at the beginning of 2001. Management knew that these changes would increase the cost of benefits in the early years, but would eventually allow management to better control and possibly reduce the cost of benefits in future years. To offset these increases, the Corporation purchased the Bank-Owned Life Insurance mentioned earlier in this discussion. The increase in Other Operating Expenses resulted from increases in several expense categories, none of which were individually considered to be material. During 2000, overall non-interest expense decreased by approximately $3.1 million or 9.0%. This decrease resulted from a $285,000, or 1.6%, decrease in Salaries and Employee Benefits, a $326,000, or 7.7%, increase in Net Occupancy and Furniture and Equipment Expense and a $3.0 million, or 99.3%, decrease in Merger and Integration Expenses. Salaries and Employee Benefits decreased as the result of the successful integration of the two acquisitions completed during the third quarter of 1999. The increase in Net Occupancy and Furniture and Equipment Expense resulted primarily from a large purchase of data processing hardware and software in late 1999 and early 2000 as part of an overall platform automation project approved in 1999. Also, there were normal increases in utility and repairs and maintenance expenses. The large reduction in Merger and Integration Expenses was due to the merger-related expenses incurred in 1999, which were not repeated in 2000.

Changes in the Corporation's income tax expense have generally paralleled changes in pre-tax income. The Corporation's effective tax rates were 21.6% in 1999, 27.3% in 2000 and 24.5% in 2001. The decrease in the effective rate in 2001 resulted from a $14 million increase in assets that provide either tax-free or tax advantaged earnings. The large increase in the effective rate in 2000 was the result of the acquisitions completed in the third quarter of 1999. The tax-exempt income as a percentage of total pre-tax income declined from 46.7% in 1999 to 34.0% in 2000 for the combined Corporations. Also, GCM was a Sub S Corporation prior to the acquisition, and therefore, it had no income tax expense to be included in the 1999 consolidated statements. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


LIQUIDITY, ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as the ability of the Corporation to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. The Corporation has not experienced any problems with liquidity over any of the years noted and anticipates that all liquidity requirements will be met comfortably in the future. The Corporation's traditional sources of funds from deposit increases, maturing loans and investments and earnings have generally allowed it to consistently generate sufficient funds for liquidity needs. As the result of a $24.5 million decrease in loans and a $5.9 million increase in deposits, the Corporation's loan/deposit ratio has decreased from 80.5% in 2000 to 76.8% in 2001. In addition, the Corporation increased its borrowing from the Federal Home Loan Bank during 2001 by approximately $55.3 million, while other borrowed funds declined by $1.7 million. These additional funds were used primarily in two areas. First, approximately $25 million was used to repurchase the Corporation's common stock. For additional information on this purchase, please refer to the discussion under the "Capital" section of this document. Second, approximately $40 million was used for arbitrage transactions. In these arbitrage transactions, the Corporation borrowed this money at a specific rate and used it to purchase U. S. Government Agency Securities at a higher rate. This locks in a positive interest spread on these transactions over the
life of the instruments.   The remaining funds generated during the year
were primarily invested in the securities portfolio causing the balance to increase by approximately $58.9 million, including the $40 million in the arbitrage securities and the purchase of $10 million dollars of Bank Owned Life Insurance. All the remaining liquidity needs for the year were provided from normal operating activities.

The Corporation offers repurchase agreements to accommodate excess funds of some of its larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Repurchase Agreements, which are viewed as a source of funds to the Corporation, totaled $16.6 million and $16.3 million at December 31, 2001 and 2000, respectively. The level of repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts. Due to the limited amount of repurchase agreements and the fact that the underlying securities remain under the control of National Bank of Commerce, the exposure of the Corporation for this service is not considered material.

The following table shows the contractual obligations for the Corporation as of December 31, 2001:


Obligations
___________                   Due in                             Due
                             less than    Due in     Due in    After 5
  (In Thousands)     Total    1 year    1-3 years  3-5 years    years
_________________  ________  _________  _________  _________  _________

Long-term debt     $109,911  $  38,157  $  37,361  $  29,487  $   4,906
Operating leases      3,090        261        781        318      1,730
Securities sold
  under
  repurchase
  agreements         16,625     16,625        -          -          -
Other borrowings        682        682        -          -          -
                   ________  _________  _________  _________  _________
Total cash
  obligations      $130,308  $  55,725  $  38,142  $  29,805  $   6,636
                   ========  =========  =========  =========  =========

The following table shows the other commercial commitments for the Corporation as of December 31, 2001:

Commercial Commitments
______________________

                                Expires
                                in less  Expires  Expires  Expires
                                 than 1   in 1-3   in 3-5  after 5
    (In Thousands)      Total     year    years    years    years
    ______________     _______  _______  _______  _______  _______

Lines of Credit
  (unfunded
  commitments)         $94,876  $70,567  $17,105  $ 4,132  $ 3,072
Standby letters of
  credit               $ 4,880  $   612  $ 1,363  $ 2,095      -


The Corporation believes that normal earnings and other traditional sources of cash flow, along with additional borrowings from the Federal Home Loan Bank, if necessary, will provide the cash to allow it to meet these obligations with no adverse effect on liquidity. At December 31, 2001, the Corporation had the ability to borrow approximately $64 million from the Federal Home Loan Bank and had other short-term borrowing lines (Federal Funds Purchased Lines) of approximately $91 million from upstream correspondent banks.

The Corporation has no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the borrowings from the Federal Home Loan Bank. The Corporation does not have plans at this time for any discretionary spending that would have a material impact on liquidity other than its announced stock repurchase program. At December 31, 2001, the Corporation had the authority, at its discretion, to purchase 290,500 additional shares of its common stock.
If purchased at the year-end closing price of $30.74, this purchase would require approximately $8.9 million. These purchases will be made over an unknown period of time and the necessary funds will be provided from normal sources.

The Corporation has maintained a consistent and disciplined asset/liability management policy during each of the years noted in the summary. This policy focuses on interest rate risk and sensitivity. During 2001, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

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

Due to the potential volatility of interest rates, the Corporation's goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At year-end 2001, the Corporation's balance sheet reflected approximately $88.1 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents 8.4% of total assets and would indicate that the Corporation is slightly liability sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation's policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. The Corporation's position is considered essentially neutral when using simulation modeling that provides different weighting for assets and liabilities. Management believes that interest rates will increase slightly during 2001. As a result, it is felt that the Corporation's current position places it in an acceptable interest rate risk posture. Management does not believe that it is in the Corporation's best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.


CAPITAL

Retained earnings have served as the Corporation's exclusive source of capital growth over the five years noted in the summary of Selected Financial Data. In 1998, Stockholders' Equity increased by approximately $6.6 million as a result of net income and the Corporation's normal dividend payout. In 1999, total Stockholders' Equity showed a decline of approximately $600,000. The reason for this decline was that Accumulated Other Comprehensive Income, which is composed primarily of unrealized gains (losses) on available-for-sale securities, moved from a gain of $1.4 million in 1998 to a loss of $2.6 million in 1999. This movement resulted from an increasing rate environment during 1999, which caused a decline in market value of these investment securities. The interest rate trend reversed in 2000, and as a result, the Accumulated Other Comprehensive Income improved from a loss of $2.6 million to a loss of only $68,000. This, along with net income, net of dividends paid, resulted in Stockholder's Equity increasing from $111.3 million at the end of 1999 to $120.1 million at the end of 2000. In 2001, Stockholder's Equity decreased by $17.2 million or 14.3%. This decrease resulted from a large purchase of Treasury Stock during the first quarter and the normal payment of dividends. These decreases were partially offset by the net income for the year and a continued downward trend in interest rates, which caused the Accumulated Other Comprehensive Income to increase from a loss of $68,000 at December 31 2000, to a gain of $1,650,000 at December 31, 2001.

During 2001, the amount of Treasury Stock increased from $1,043,000 to $25,997,000, as the number of shares held in the treasury increased from 37,235 to 1,029,702. The majority of the increase resulted from a March 22, 2001 transaction in which the Corporation repurchased 976,676 shares of its common stock (13.6% of its outstanding shares) from its largest shareholder group for approximately $24.5 million. The Corporation had and continues to have excess consolidated capital when compared to its peers, and management believed that this repurchase of its stock was a quick and efficient method of utilizing a portion of the excess capital. The completion of this transaction resulted in reducing the Corporation's equity to assets ratio to a more appropriate level. Additional information on this transaction can be found in Form 8-K filed by the Corporation on April 5, 2001. On July 2, 2001, the Corporation announced a Stock Repurchase Program to repurchase 310,000 additional shares or up to 5% of its common stock. During 2001, 19,500 shares were purchased under this program for approximately $563,000, or an average of $28.85 per share. Also during 2001, the Corporation issued 6,011 shares upon the exercise of stock options granted under a plan carried over from FFBS.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered "well-capitalized." At the end of 2001, NBC maintained a 9.7% leverage ratio, which means it significantly exceeded the ratio required for a "well-capitalized" institution.

Regulatory authorities also evaluate a financial institution's capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment).
In this context, a "well-capitalized" bank is required to have a Tier 1 risk-based capital ratio (excludes reserve for loan losses) of 6.0% and a total risk-based capital ratio (includes reserve for loan losses) of 10.0%. At the end of 2001, the Corporation had a Tier 1 ratio of 15.0% and a total risk-based capital ratio of 16.0%, again placing the Corporation well above the level required for a "well-capitalized" institution.

The Corporation's capital position obviously exceeds regulatory requirements, even for "well-capitalized" institutions. Even though capital has decreased 2.3% since 1997 to total 9.8% of assets at December 31, 2001, management still considers this level of capital to be excessive in relation to the amount needed to support the assets of the Corporation. As a result, management is continuing to consider alternatives to safely leverage the remaining excess capital in an effort to increase the earnings of the Corporation and improve Return of Average Equity. Some of the items under consideration are the additional purchase of the Corporation's stock, acquisitions and additional arbitrage transactions. There are no material commitments for the use of capital resources that can not be funded through currently available liquidity sources.


MARKET INFORMATION

Effective April 20, 2000, the Corporation listed its stock on the American Stock Exchange and is currently traded on the AMEX under the symbol NBY. Prior to that time, the stock was traded on the NASDAQ Inter-Dealer Market under the symbol NBCA. SunTrust Bank, Atlanta acts as Transfer Agent for the Corporation. The following table sets forth, for the periods indicated, the range of sales prices of the Corporation's common stock as reported on the Inter-Dealer Market through March of 2000 and the AMEX for the remainder of 2000 and 2001 and the dividends declared for each period:

                                                        CASH DIVIDEND
                                                        DECLARED PER
YEAR        QUARTER          HIGH           LOW            QUARTER
_________________________________________________________________________

2000        First          $29.000        $20.000          $  0.24
            Second          21.375         20.000             0.24
            Third           20.625         18.625             0.24
            Fourth          20.000         18.750             0.25

2001        First          $22.500        $18.875          $  0.25
            Second          29.450         21.450             0.28
            Third           33.750         27.250             0.28
            Fourth          32.500         29.900             0.28


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

     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.
                                          ($ In Thousands)
                                          December 31, 2001
                                ______________________________________
                                Interest Sensitive Within (Cumulative)
                                ______________________________________
                                                              Total of
                                 Within    Within    Within   Interest-
                                    3        12         5     Earning
                                 Months    Months     Years    Assets
                                ________  ________  ________  ________
      Interest-earning assets:
       Loans                    $273,666  $467,759  $621,749  $622,940
       Investment and
        mortgage-backed
        securities                21,537    46,164   227,033   340,726
       Federal funds sold
        and other                 14,773    14,773    14,773    14,773
                                ________  ________  ________  ________

       Totals                   $309,976  $528,696  $863,555  $978,439
                                ========  ========  ========  ========

       Interest-bearing
        liabilities:
          Deposits              $343,058  $561,332  $649,040  $709,134
          Borrowed funds          36,435    55,464   122,312   127,219
                                ________  ________  ________  ________

                                $379,493  $616,796  $771,352  $836,353
                                ========  ========  ========  ========

       Sensitivity gap:
        Dollar amount           $(69,517) $(88,100) $ 92,203  $142,086

       Percent of total
        interest-earning
        assets                     (7.1%)    (9.0%)     9.4%     14.5%

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

     At December 31, 2001, total interest-earning assets maturing or repricing within one year were less than interest-bearing liabilities maturing or repricing within the same time period by approximately $88.1 million (cumulative), representing a negative cumulative one year gap of 9.0% of earning assets. Management of the Company believes this position to be acceptable in the current interest rate environment.

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

     Risk control is utilized based upon the setting of guidelines as to the tolerance for interest rate exposure. These guidelines are set by senior management and approved by the board of directors. The December, 2001, model reflects a decrease of 10% in income and a 30% decrease in market value equity for a 200 basis point increase in interest rates. The same model shows a 3% increase in income and a 13% increase in market value equity for a 200 basis points decrease in interest rates. The guidelines allow for no more than a + - 10% change in income, and no more than a + - 25% change in market value equity. However, at December 31, 2001, management believes the changes in income and market value equity as reflected in the model are acceptable in the current rate environment.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          NBC CAPITAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                                    AND

                       INDEPENDENT AUDITORS' REPORT

                        DECEMBER 31, 2001 AND 2000




                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NBC Capital Corporation


We have audited the accompanying consolidated balance sheets of NBC Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of NBC Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/S/ T. E. LOTT & COMPANY

Starkville, Mississippi
January 18, 2002






                      NBC CAPITAL CORPORATION

                    CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2001 AND 2000




                                                   2001       2000
                                               __________  __________
     ASSETS                                        (In thousands)

Cash and due from banks (Note M)               $   28,752  $   29,439
Interest-bearing deposits with banks                1,263       2,289
Federal funds sold                                 13,510      13,422
                                               __________  __________
  Total cash and cash equivalents                  43,525      45,150
                                               __________  __________
Securities available-for-sale (Note C)            293,043     231,994
Securities held-to-maturity (Note C)
  (estimated fair value of $50,623 in 2001
  and $53,343 in 2000)                             47,683      49,796
                                               __________  __________
    Total securities                              340,726     281,790
Loans (Note D)                                    622,940     647,489
Less allowance for loan losses (Note D)            (6,753)     (9,689)
                                               __________  __________
  Net loans                                       616,187     637,800
                                               __________  __________
Interest receivable                                 8,352      10,521
Premises and equipment (Note E)                    15,377      16,285
Intangible assets                                   2,857       3,235
Other assets                                       23,778      14,734
                                               __________  __________

Total Assets                                   $1,050,802  $1,009,515
                                               ==========  ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                 $  101,569  $   96,788
  Interest-bearing deposits, $100,000 or more     147,885     147,541
  Other interest-bearing deposits                 561,249     560,475
                                               __________  __________
    Total deposits                                810,703     804,804
                                               __________  __________

  Interest payable                                  2,284       3,420
  Securities sold under agreements to
   repurchase (Note F)                             16,625      16,326
  Other borrowed funds (Note F)                   110,594      57,027
  Other liabilities                                 7,669       7,815
                                               __________  __________
    Total liabilities                             947,875     889,392
                                               __________  __________

Commitments and contingent liabilities
  (Note N)

Shareholders' equity (Notes B, I and M):
  Common stock - $1 par value, authorized
    10,000,000 shares in 2001 and 2000;
    issued 7,212,662 shares in 2001 and 2000        7,213       7,213
  Surplus                                          51,429      51,529
  Retained earnings                                68,632      62,492
  Accumulated other comprehensive income
    (Note G)                                        1,650         (68)
  Treasury stock, at cost (Note K)                (25,997)     (1,043)
                                               __________  __________
    Total shareholders' equity                    102,927     120,123
                                               __________  __________

Total Liabilities and Shareholders' Equity     $1,050,802  $1,009,515
                                               ==========  ==========


   The accompanying notes are an integral part of these statements.



                      NBC CAPITAL CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME

          YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                 2001          2000          1999
                               ________      ________      ________
                               (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans     $ 51,852      $ 57,535      $ 52,219
Interest and dividends on
  securities:
    Taxable                      11,165         7,966         6,981
    Tax-exempt interest           6,803         6,086         5,449
Other                               950         1,148         2,440
                               ________      ________      ________

  Total interest income          70,770        72,735        67,089

INTEREST EXPENSE
Interest on time deposits
  of $100,000 or more             7,788         7,692         6,096
Interest on other deposits       22,078        23,867        22,303
Interest on borrowed funds        6,135         3,419         2,599
                               ________      ________      ________
  Total interest expense         36,001        34,978        30,998
                               ________      ________      ________

Net interest income              34,769        37,757        36,091

Provision for loan losses
  (Note D)                        1,720         1,280         1,769
                               ________      ________      ________
Net interest income after
  provision for loan losses      33,049        36,477        34,322
                               ________      ________      ________

OTHER INCOME
Service charges on deposit
  accounts                        5,942         5,306         5,230
Insurance commissions, fees,
  and premiums                    3,857         4,204         3,649
Other service charges and
  fees                            2,935         1,938         1,916
Trust Department income           1,717         1,616         1,405
Securities gains (losses),
  net                               459           (22)           37
Other                             1,556           720           817
                               ________      ________      ________
  Total other income             16,466        13,762        13,054
                               ________      ________      ________

OTHER EXPENSE
Salaries                         15,026        14,976        14,696
Employee benefits (Note J)        3,130         2,284         2,849
Net occupancy expense             2,311         2,161         2,048
Furniture and equipment
  expense                         2,305         2,378         2,165
Merger and integration
  expense (Note B)                  -              22         3,070
Other                             9,344         9,096         9,141
                               ________      ________      ________
  Total other expense            32,116        30,917        33,969
                               ________      ________      ________

Income before income taxes       17,399        19,322        13,407
Income taxes (Note H)             4,261         5,277         2,899
                               ________      ________      ________

Net income                     $ 13,138      $ 14,045      $ 10,508
                               ========      ========      ========
Net income per share:
  Basic                        $   2.05      $   1.96      $   1.46
  Diluted                          2.05          1.96          1.46


  The accompanying notes are an integral part of these statements.



                           NBC CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





                                                                       Accumu-
                                                                       lated
                                                                       Other
                 Compre-                           Unearned            Compre-
                 hensive  Common          Retained  Compen-  Treasury  hensive
                 Income   Stock  Surplus  Earnings  sation    Stock    Income    Total
                _______  ______  _______  ________  _______  ________  _______  ________
                                            (In thousands)

Balance,
 January 1,
 1999                    $7,045  $52,554  $ 51,552  $  (657) $     (2) $ 1,376  $111,868
Comprehensive
 income:
  Net income
   for 1999     $10,508     -        -      10,508      -          -       -      10,508
 Net change in
  unrealized
  gains
  (losses) on
  securities
  available-
  for-sale,
  net of tax     (4,016)    -        -         -        -          -    (4,016)   (4,016)
                _______
Comprehensive
 income         $ 6,492
                =======
Issuance of
 common stock
 for acquisi-
 tion
 accounted
 for as a
 pooling of
 interests
 (Note B)                   173     (232)      -        -          -         2       (57)
Cash
 dividends
 declared,
 $.87 per
 share                       -        -     (5,983)     -          -        -     (5,983)
Purchase of
 treasury
 stock
 (Note K)                    -        -        -        -      (1,900)      -     (1,900)
Purchase of
 fractional
 shares                      -       (11)      -        -          -        -        (11)
Treasury
 shares
 issued for
 acquisition
 (Note K)                   (21)    (814)      -        -         835       -         -
Exercise of
 stock
 options                    -       (327)      -        -         486       -        159
Pre-merger
 transactions
 of pooled
 entities:
  Dividends                 -        -        (667)     -          -        -       (667)
  Other                      16      675       -        657         2       -      1,350
                         ______  _______  ________  _______  ________  _______  ________
Balance,
 December 31,
 1999                     7,213   51,845    55,410      -        (579)  (2,638)  111,251

Comprehensive
 income:
  Net income
   for 2000     $14,045     -        -      14,045      -          -        -     14,045
  Net change
   in
   unrealized
   gains
   (losses) on
   securities
   available-
   for-sale,
   net of tax     2,570     -        -         -        -          -     2,570     2,570
                _______
Comprehensive
 income         $16,615
                =======
Cash dividends
 declared,
 $.97 per
 share                      -        -      (6,963)     -          -        -     (6,963)
Purchase of
 treasury
 stock
 (Note K)                   -        -         -        -      (1,164)      -     (1,164)
Treasury
 shares
 issued for
 acquisition
 (Note K)                   -       (184)      -        -         479       -        295
Exercise of
 stock
 options                    -       (132)      -        -         221       -         89
                         ______  _______  ________  _______  ________  _______  ________
Balance,
December 31,
 2000                     7,213   51,529    62,492      -      (1,043)     (68)  120,123
Comprehensive
 income:
  Net income
   for 2001     $13,138     -        -      13,138      -          -        -     13,138
  Net change
   in
   unrealized
   gains
   (losses)
   on
   securities
   available-
   for-sale,
   net of tax     1,718     -        -         -        -          -     1,718     1,718
                _______
Comprehensive
 income         $14,856
                =======
Cash dividend
 declared,
 $1.09 per
 share                      -        -      (6,998)     -          -        -     (6,998)
Purchase of
 treasury
 stock
 (Note K)                   -        -         -        -     (25,122)      -    (25,122)
Exercise of
 stock
 options                    -       (100)      -        -         168       -         68

                         ______  _______  ________  _______  ________  _______  ________
Balance,
 December 31,
 2001                    $7,213  $51,429  $ 68,632  $   -    $(25,997) $ 1,650  $102,927
                         ======  =======  ========  =======  ========  =======  ========

        The accompanying notes are an integral part of these statements.
</TABLE

                       NBC CAPITAL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS

            YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                            2001      2000      1999
                                          ________  ________  ________
                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $ 13,138  $ 14,045  $ 10,508
Adjustments to reconcile net income to
  net cash:
    Depreciation and amortization            2,558     2,458     2,430
    Deferred income taxes (credits)            701       103      (719)
    Provision for loan losses                1,720     1,280     1,769
    FHLB stock dividend                       (201)     (278)     (175)
    (Gains) losses on sale of securities      (459)       22       (37)
    Deferred credits                           (63)     (397)     (154)
    Changes in:
      Interest receivable                    2,169    (1,674)      399
      Other assets                         (10,811)    2,125      (503)
      Interest payable                      (1,136)      607      (462)
      Other liabilities                        (99)     (167)      476
    Amortization of unearned
      compensation                             -         -         657
    Excess of fair market value of
      allocated ESOP shares over cost          -         -         504
                                          ________  ________  ________
Net cash provided by operating
  activities                                 7,517    18,124    14,693
                                          ________  ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-
  sale                                    (159,165)  (46,745)  (76,330)
Proceeds from sales of securities
  available-for-sale                        33,056     1,883    12,989
Proceeds from maturities and calls of
  securities available-for-sale             68,374    17,488    52,058
Purchases of securities held-to-maturity       -     (22,866)     (487)
Proceeds from maturities and calls of
  securities held-to-maturity                2,113     2,894     1,819
(Increase) decrease in loans                19,956   (25,126)  (38,441)
Additions to premises and equipment         (1,125)   (1,450)   (1,724)
Cash paid in business acquisition              -         (47)      -
                                          ________  ________  ________
Net cash used in investing activities      (36,791)  (73,969)  (50,116)
                                          ________  ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits              5,899    51,994   (24,145)
Dividends paid on common stock              (7,062)  (10,138)   (5,344)
Net increase (decrease) in borrowed
  funds                                     53,866   (22,170)   59,896
Exercise of stock options                       68        89       337
Acquisition of stock                       (25,122)   (1,164)   (1,900)
Other                                          -         -         (57)
                                          ________  ________  ________
Net cash provided by financing
  activities                                27,649    18,611    28,787
                                          ________  ________  ________
Net decrease in cash and cash
  equivalents                               (1,625)  (37,234)   (6,636)
Cash and cash equivalents at beginning
  of year                                   45,150    82,384    89,020
                                          ________  ________  ________

Cash and cash equivalents at end of year  $ 43,525  $ 45,150  $ 82,384
                                          ========  ========  ========

	The accompanying notes are an integral part of these statements



                         NBC CAPITAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001 AND 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES

NBC Capital Corporation (the "Corporation"), and its subsidiaries, follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry.

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

 2.  Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in its subsidiary bank. NBC provides full banking services, including trust services. The bank operates under a national bank charter and is subject to regulation of the Office of the Comptroller of the Currency. The area served by NBC is the North Central region of Mississippi with locations in ten communities and the Tuscaloosa, Alabama area. Galloway-Chandler-McKinney Insurance Agency, Inc., operates insurance agencies in the NBC servicing area. NBC Insurance Services of Alabama, Inc., sells annuity contracts in the State of Alabama. The primary asset of NBC Service Corporation is its investment in Commerce National Insurance Company, a life insurance company. First National Finance Company is a finance company located in West Point, Mississippi.

 3.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2001 and 2000.

 5.  Loans

Loans are carried at the principal amount outstanding. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan.

A loan is considered to be impaired when it appears probable that the entire amount contractually due will not be collected. Factors considered in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. Generally, impairment is measured on a loan by loan basis using the fair value of the supporting collateral.

Loans are generally placed on a nonaccrual status when principal or interest is past due ninety days, or when specifically determined to be impaired. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

 6.  Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the evaluation of collateral supporting impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Financial Accounting Standards Board (FASB) Statement No. 5, "Accounting for Contingencies," or FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific allocations are based on a regular review of all loans over a fixed-dollar amount and where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off. The analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, changes in collateral values, unfavorable information about a borrower's financial condition, and other risk factors that have not yet manifested themselves. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the loan loss analysis. The historical losses used in the analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

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

 8.  Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of the outstanding loan balance or current appraisal less estimated costs to sell. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses.

 9.  Intangible Assets

Intangible assets consist principally of goodwill and identifiable intangible assets associated with acquisitions. These assets are being amortized to expense using the straight-line method over periods of three to fifteen years. Amortization expense related to intangible assets was $378,766 for 2001, $394,155 for 2000, and $401,330 for 1999.

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

11.  Trust Assets

Except for amounts included in deposits, assets of the Trust Department are not included in the accompanying balance sheets.

12.  Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999, was approximately $544,000, $668,000, and $714,000, respectively.

13.  Employee Benefits

NBC maintains a noncontributory defined benefit pension plan covering substantially all employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. The annual pension cost charged to expense is actuarially determined in accordance with the provisions of FASB Statement No. 87, "Employers' Accounting for Pensions." The plan was amended effective January 1, 2001, to close participation in the plan. Employees hired subsequent to December 31, 2000, will not be eligible to participate. Current participants will continue to accrue benefits, but benefits accrued will be offset by contributions to the profit sharing plan.

On January 1, 2001, the Corporation and its subsidiaries adopted a defined contribution profit sharing plan. Employer contributions are made annually equal to 3% of each participant's base pay. Participant accounts will be 100% vested upon completion of five years of service.

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

The Corporation and its subsidiary bank have various deferred income and supplemental retirement plans for certain key executive and senior officers. Life insurance contracts have been purchased which may be used to fund payments under the plans. The estimated present value of the projected payments under the deferred income plans is being accrued to expense over the remaining expected term of each participant's active employment. Accruals for the supplemental retirement plans are based upon a predetermined rate or upon the earnings of the related life insurance contracts.

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

14.  Stock Options

Stock option grants are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, no compensation expense is recognized for stock options granted.

15.  Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one to seven day periods.

16.  Net Income Per Share

Basic net income per share computations are based upon the weighted average number of common shares outstanding during the periods. Diluted net income per share computations are based upon the weighted average number of common shares outstanding during the periods plus the dilutive effect of outstanding stock options.

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2001, 2000, and 1999:

                                        Years Ended December 31,
                                     ____________________________
                                       2001      2000      1999
                                     ________  ________  ________
                                 (In thousands, except per share data)
  Basic Net Income Per Share
    Weighted average common shares
      outstanding                       6,411     7,180     7,178
                                     ========  ========  ========
    Net income                       $ 13,138  $ 14,045  $ 10,508
                                     ========  ========  ========
    Basic net income per share       $   2.05  $   1.96  $   1.46
                                     ========  ========  ========
  Diluted Net Income Per Share
    Weighted average common shares
      outstanding                       6,411     7,180     7,178
    Net effect of the assumed
      exercise of stock options
      based on the treasury stock
      method                              -           5        36
                                     ________  ________  ________
    Total weighted average common
      shares and common stock
      equivalents outstanding           6,411     7,185     7,214
                                     ========  ========  ========
    Net income                       $ 13,138  $ 14,045  $ 10,508
                                     ========  ========  ========
    Diluted net income per share     $   2.05  $   1.96  $   1.46
                                     ========  ========  ========

17.  Off-Balance Sheet Financial Instruments

In the ordinary course of business, NBC enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, commercial and similar letters of credit and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

18.  Business Segments

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

19.  Accounting Pronouncements

In June, 2001, the FASB issued Statements No. 141, "Business
Combinations," and No. 142, "Goodwill and Other Intangible Assets."

Statement No. 141 supersedes APB Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, Statement No. 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (i) the intangible asset arises from the contractual or other legal rights, or (ii) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of the statement are effective for all business combinations completed after June 30, 2001.

According to Statement No. 142, goodwill and those intangible assets that have indefinite lives are not amortized but are tested for impairment. Statement No. 142 is effective for years beginning after December 15, 2001. Management is of the opinion the impact of the adoption of the statement on the Corporation's consolidated financial statements will not be significant. If Statement No. 142 was in effect for all years presented, its impact on net income and net income per share would have been as follows:

                                    For the Years Ended December 31,
                                    _______________________________
                                       2001      2000        1999
                                    ________   ________   ________
                              (In thousands, except for per share data)

     Reported net income            $ 13,138   $ 14,045   $ 10,508
     Add:
       Goodwill amortization             262        256        250
                                    ________   ________   ________
       Adjusted net income          $ 13,400   $ 14,301   $ 10,758
                                    ========   ========   ========


                                    For the Years Ended December 31,
                                    _______________________________
                                      2001       2000       1999
                                    ________   ________   ________
                              (In thousands, except for per share data)

     Basic net income per share:
       Reported net income          $   2.05   $   1.96   $   1.46
       Goodwill amortization             .04        .04        .04
                                    ________   ________   ________
       Adjusted net income          $   2.09   $   2.00   $   1.50
                                    ========   ========   ========
     Diluted net income per share:
       Reported net income          $   2.05   $   1.96   $   1.46
       Goodwill amortization             .04        .04        .04
                                    ________   ________   ________
       Adjusted net income          $   2.09   $   2.00   $   1.50
                                    ========   ========   ========

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

   On August 31, 1999, the Corporation acquired all of the outstanding common stock of FFBS Bancorp, Inc. (FFBS) in exchange for 1,396,162 shares of the Corporation's common stock and a nominal amount of cash in lieu of fractional shares. Simultaneously, the wholly-owned subsidiary of FFBS, First Federal Bank for Savings, was merged into NBC with NBC as the surviving institution. The acquisition of FFBS has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented include the consolidated accounts and consolidated operations of FFBS.

   On September 30, 1999, NBC acquired the insurance agencies of Galloway-Wiggers Insurance Agency, Inc., Kyle Chandler Insurance Agency, Inc., Galloway-Chandler-McKinney, Inc., and Napier Insurance Agency, Inc. (GCM). GCM had total assets of approximately $1.4 million at acquisition. NBC exchanged 173,184 shares of the Corporation's common stock for all of the issued and outstanding common stock of GCM. The insurance agencies were combined into a wholly-owned subsidiary of NBC, Galloway-Chandler-McKinney Insurance Agency, Inc. The transaction has been accounted for as a pooling of interests, and the Corporation's consolidated financial statements for all periods presented include the accounts of GCM.

   The Corporation recognized approximately $3.9 million of expense associated with the acquisitions of FFBS and GCM. The following table presents the primary components of merger and integration expenses incurred through December 31, 1999:

                                                        Total
                                                     Merger and
                                                     Integration
             Description                               Expense
    _____________________________                   _____________
                                                    (In thousands)
    Employee contract and severance costs               $  803
    ESOP and other employee plan terminations              564
    Service contract terminations                          341
    Investment banker costs                                447
    Professional fees                                      575
    Integration costs and other                            340
                                                        ______
                                                        $3,070
                                                        ======

Other expenses associated with the merger and included in other categories in the accompanying consolidated statement of income for the year ended December 31, 1999, totaled approximately $780,000, and consisted principally of an additional provision for loan losses.


NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2001 and 2000, follows:

                                       December 31, 2001
                          _____________________________________________
                                        Gross      Gross      Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains     Losses        Value
                          _________  __________  __________  __________
                                         (In thousands)
  Securities available-
    for-sale:
      U. S. Treasury
        securities        $     300  $        6  $      -    $      306
      Obligations of
        other U. S.
        Government
        agencies              4,354         185         -         4,539
      Obligations
        of states and
        municipal
        subdivisions         64,588       1,604           4      66,188
        Mortgage-backed
          securities        180,484       1,485         757     181,212
        Equity
          securities          7,511         -           -         7,511
        Other securities     33,285         142         140      33,287
                          _________  __________  __________  __________

                          $ 290,522  $    3,422  $      901  $  293,043
                          =========  ==========  ==========  ==========

  Securities held-to-
    maturity:
      Obligations of
        states and
	   municipal
         subdivisions     $  47,683  $    2,983  $       43  $   50,623
                          =========  ==========  ==========  ==========


                                       December 31, 2000
                          _____________________________________________
                                        Gross      Gross      Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains      Losses       Value
                          _________  __________  __________  __________
                                         (In thousands)
  Securities available-
    for-sale:
      U. S. Treasury
        securities        $   4,595  $        3  $       54  $    4,544
      Obligations of
        other U. S.
	  Government
        agencies             44,596         141         185      44,552
      Obligations
        of states and
        municipal
        subdivisions         73,898         404          87      74,215
      Mortgage-
        backed
        securities           93,366         305         539      93,132
      Equity
        securities           10,572         -           -        10,572
      Other securities        5,100         -           121       4,979
                          _________  __________  __________  __________

                          $ 232,127  $      853  $      986  $  231,994
                          =========  ==========  ==========  ==========

      Securities held-
        to-maturity:
          Obligations of
            states and
            municipal
            subdivisions  $  49,796  $    3,547  $      -    $   53,343
                          =========  ==========  ==========  ==========

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2001, are as follows:

                            Available-for-Sale      Held-to-Maturity
                          _____________________  ______________________
                          Estimated                          Estimated
                          Amortized     Fair     Amortized      Fair
                             Cost       Value       Cost       Value
                          _________  __________  __________  __________
                                         (In thousands)
    Due in one year or
      less                $  12,791  $   12,959  $    1,966  $    1,999
    Due after one year
      through five years     56,970      58,527      11,790      12,787
    Due after five years
      through ten years       7,050       7,308      18,570      19,626
    Due after ten years      22,586      22,458      15,357      16,211
    Mortgage-backed
      securities and
      other securities      191,125     191,791         -           -
                          _________  __________  __________  __________

                          $ 290,522  $  293,043  $   47,683  $   50,623
                          =========  ==========  ==========  ==========

Equity securities consist of investments in FNMA preferred stock and stock of the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). The transferability of the Federal Reserve Bank and FHLB stock is restricted.

Gross gains of $480,000, $ -0-, and $40,000, and gross losses of $21,000, $22,000, and $3,000 were realized on securities available-for-sale in 2001, 2000, and 1999, respectively.

Securities with a carrying value of $193,986,000 and $202,892,000 at December 31, 2001 and 2000, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.


NOTE D - LOANS

Loans outstanding include the following types:

                                                        December 31,
                                                       2001      2000
                                                     ________  ________
                                                       (In thousands)

  Commercial, financial and agricultural             $101,630  $103,045
  Real estate - construction                           31,461    33,638
  Real estate - mortgage                              387,667   402,987
  Installment loans to individuals                     94,424   105,564
  Other                                                 7,758     2,255
                                                     ________  ________
                                                      622,940   647,489
  Allowance for loan losses                            (6,753)   (9,689)
                                                     ________  ________

                                                     $616,187  $637,800
                                                     ========  ========

Transactions in the allowance for loan losses are summarized as follows:

                                             Years Ended December 31,
                                              2001     2000     1999
                                           ________  ________  ________
                                                  (In thousands)

  Balance at beginning of year             $  9,689  $ 10,194  $ 10,102
  Additions:
    Provision for loan losses charged to
      operating expense                       1,720     1,280     1,769
    Recoveries of loans previously
      charged off                               544       417       380
                                           ________  ________  ________
                                             11,953    11,891    12,251
  Deductions:
    Loans charged off                         5,200     2,202     2,057
                                           ________  ________  ________

  Balance at end of year                   $  6,753  $  9,689  $ 10,194
                                           ========  ========  ========

At December 31, 2001 and 2000, the recorded investment in loans considered to be impaired totaled approximately $2,471,000 and $3,160,000, respectively. The allowance for loan losses related to these loans approximated $1,353,000 and $1,600,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001 and 2000, was approximately $4.1 million and $2.1 million, respectively. For the years ended December 31, 2001 and 2000, the amount of income recognized on impaired loans was immaterial.


NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

                                        Estimated       December 31,
                                      Useful Lives  __________________
                                        In Years      2001      2000
                                                    ________  ________
                                                      (In thousands)
  Premises:
    Land                                    -       $  3,404  $  2,868
    Buildings, construction and
      improvements                       10 - 50      16,308    16,097
                                                    ________  ________
                                                      19,712    18,965
  Equipment                               3 - 10      11,688    11,435
                                                    ________  ________
                                                      31,400    30,400
  Less accumulated depreciation
    and amortization                                 (16,023)  (14,115)
                                                    ________  ________

                                                    $ 15,377  $ 16,285
                                                    ========  ========

The amount charged to operating expenses for depreciation was $2,032,000 for 2001, $1,922,000 for 2000, and $1,845,000 for 1999.


NOTE F - BORROWED FUNDS

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                      2001      2000
                                                    ________  ________
                                                     ($ In thousands)

  Balance at year end                               $ 16,625  $ 16,326
  Average balance during the year                     18,922    17,049
  Average interest rate during the year                3.45%     4.16%
  Maximum month-end balance during the year           21,765    17,831

Securities underlying the repurchase agreements remain under the control of NBC.

Other borrowed funds consisted of the following at December 31:

                                                       2001      2000
                                                     ________  ________
                                                       (In thousands)

  FHLB advances                                      $109,911  $ 54,653
  Treasury tax and loan note                              683     2,374
                                                     ________  ________

                                                     $110,594  $ 57,027
                                                     ========  ========

Advances from the FHLB have maturity dates ranging from January, 2002, through January, 2007. Interest is payable monthly at rates ranging from 2.50% to 7.29%. Advances due to the FHLB are collateralized by first mortgage loans, FHLB capital stock, and amounts on deposit with the FHLB. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2001, are as follows:

                     Year              Amount
                  _________          _________
                                   (In thousands)

                    2002             $ 38,157
                    2003               18,511
                    2004               18,850
                    2005               17,586
                    2006               11,901
                 Thereafter             4,906


NOTE G - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:
                                        Years Ended December 31,
                                      ____________________________
                                        2001      2000      1999
                                      ________  ________  ________
                                             (In thousands)
  Net change in unrealized gains
   (losses):
     Net unrealized gains (losses)
       on securities available-for-
       sale                           $  3,113  $  3,887  $(6,096)
     Reclassification adjustment
       for (gains) losses on
       securities available-for-sale      (459)       22      (37)
                                      ________  ________  ________
     Net change in unrealized gains
       (losses) on securities
       available-for-sale before tax     2,654     3,909   (6,133)
                                      ________  ________  ________

  Income tax (expense) benefit:
    Net unrealized gains (losses) on
      securities available-for-sale     (1,080)   (1,323)    2,070
    Reclassification adjustment for
      gains (losses) on securities
      available-for-sale                   171        (8)       14
                                      ________  ________  ________
    Total income tax (expense)
      benefit                             (909)   (1,331)    2,084
                                      ________  ________  ________
  Net change in unrealized gains
    (losses) on securities
    available-for-sale, net of
    tax before minority interest         1,745     2,578    (4,049)
  Minority interest in net change          (27)       (8)       33
                                      ________  ________  ________

                                      $  1,718  $  2,570  $ (4,016)
                                      ========  ========  ========
NOTE H - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions [2001 - $171,247; 2000 - $(8,254); 1999 - $13,965] is as
follows:

                                        Years Ended December 31,
                                      ____________________________
                                        2001      2000      1999
                                      ________  ________  ________
                                             (In thousands)

  Current tax expense                 $  3,560  $  5,174  $  3,618
  Deferred tax expense (benefit)           701       103      (719)
                                      ________  ________  ________

                                      $  4,261  $  5,277  $  2,899
                                      ========  ========  ========

The difference between the total expected tax expense at the federal tax rate of 34% and the reported income tax expense is as follows:

                                        Years Ended December 31,
                                      ____________________________
                                        2001      2000      1999
                                      ________  ________  ________
                                             (In thousands)

  Tax on income before income taxes   $  5,916  $  6,569  $  4,558
  Increase (decrease) resulting from:
    Tax-exempt income                   (2,597)   (2,231)   (1,959)
    Nondeductible expenses                 442       442       481
    State income taxes, net of
      federal benefit                      462       540       334
    Recapture of minimum tax by
      subsidiary                           -         -        (172)
    Other, net                              38       (43)     (343)
                                      ________  ________  ________

                                      $  4,261  $  5,277  $  2,899
                                      ========  ========  ========

The components of the net deferred tax asset included in other assets as of December 31, 2001 and 2000, are as follows:

                                                    December 31,
                                                 _________________
                                                   2001      2000
                                                 ________  _______
                                                   (In thousands)
  Deferred tax assets:
    Allowance for loan losses                     $ 2,532  $ 3,460
    Employee benefits                                 676      547
    Unrealized loss on securities
      available-for-sale                              -         49
    Other                                           1,049      882
                                                  _______  _______
      Total deferred tax assets                     4,257    4,938
                                                  _______  _______
  Deferred tax liabilities:
    Premises and equipment                           (818)    (822)
    Unrealized gain on securities
      available-for-sale                             (860)     -
    Other                                          (1,206)  (1,133)
                                                  _______  _______
      Total deferred tax liabilities               (2,884)  (1,955)
                                                  _______  _______

  Net deferred tax asset                          $ 1,373  $ 2,983
                                                  =======  =======

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

Activity for the assumed stock options for the three years ended December 31, 2001, follows:
                                             December 31,
                                      _________________________
                                        2001     2000     1999
                                      _______  _______  _______
   Shares under option at beginning
    of year                             7,779   15,547   57,772
      Granted                             -        -        -
      Exercised                        (6,011)  (7,768) (42,225)
      Canceled                            -        -        -
                                      _______  _______  _______

  Shares under option at end of year    1,768    7,779   15,547
                                      =======  =======  =======

  Exercisable at end of year            1,768    7,779   15,547
                                      =======  =======  =======

At December 31, 2001, the options outstanding have a remaining weighted average contract life of eighteen months.

In June, 2001, the Corporation established the 2001 Long-Term Compensation Plan that is administered by a committee appointed by the Corporation's Board of Directors. Employees eligible to receive incentives under the plan are those designated, individually or by groups or categories, by the committee. The plan is a nonqualified stock option plan. The number of shares of Corporation common stock that may be issued under the plan cannot exceed 235,000. The committee may grant options to designated employees at an exercise price not less than the fair market value of the common stock at the date of the grant and the number of shares subject to the option must be designated at the grant date. The option term is determined by the committee, but cannot exceed ten years. Vesting is in equal amounts over a four year period. In June, 2001, grants for 84,000 shares were issued at an option price of $27.67 per share.

The pro forma net income and pro forma net income per share, as determined in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation," is not materially different from net income and net income per share as reported.

NOTE J - EMPLOYEE BENEFITS

The following table sets forth the defined benefit plan's funded status and amounts recognized in the Corporation's consolidated financial statements at December 31, 2001 and 2000:
                                                    December 31,
                                                 _________________
                                                   2001     2000
                                                 _______   _______
                                                   (In thousands)
  Change in benefit obligation:
    Benefit obligation at beginning of year      $ 7,747   $ 7,115
    Service cost                                     390       543
    Interest cost                                    622       578
    Actuarial loss                                   498       394
    Amendments                                       -        (864)
    Beginning of year measurement loss               837       634
    Administrative expenses paid                     (68)      (52)
    Benefits paid                                   (490)     (601)
                                                 _______   _______
    Benefit obligation at end of year              9,536     7,747
                                                 _______   _______
  Change in plan assets:
    Fair value of plan assets at beginning
      of year                                      8,853     9,545
    Return on plan assets                           (422)     (124)
    Employer contributions                           346        85
    Administrative expenses paid                     (68)      (52)
    Benefits paid                                   (490)     (601)
                                                 _______   _______
    Fair value of plan assets at end of year       8,219     8,853
                                                 _______   _______

    Funded status                                 (1,317)    1,106
    Unrecognized net actuarial loss                4,044     1,609
    Unrecognized prior service cost               (1,448)   (1,587)
                                                 _______   _______

    Prepaid benefit cost                         $ 1,279   $ 1,128
                                                 =======   =======
    Weighted average assumptions:
      Discount rate                                7.00%     7.50%
      Expected return on plan assets               8.50%     8.50%
      Rate of compensation increase                5.00%     5.00%


    Components of net periodic benefit cost:
      Service cost                               $   390   $   543
      Interest cost                                  622       577
      Expected return on plan assets                (764)     (730)
      Amortization of prior service costs           (140)      (72)
      Amortization of transition obligation          -         (26)
      Recognized net actuarial loss                   87        11
                                                  ______   _______

      Net periodic benefit cost                   $  195   $   303
                                                  ======   =======

No contributions were made to the Corporation's nonleveraged ESOP in 2001 and 2000. In 1999, $100,000 was contributed to the ESOP. At December 31, 2001, the plan held 307,451 shares of the Corporation's common stock. Contributions to the 401(k) plan amounted to $351,846 in 2001, $278,534 in 2000, and $336,722 in 1999. Expense for the defined contribution plan totaled $303,000 in 2001.

Expenses under the deferred income and supplemental retirement plans, net of increases in the cash surrender value of life insurance contracts, were not material for 2001, 2000, and 1999.


NOTE K - TREASURY STOCK

Shares held in treasury totaled 1,029,702 at December 31, 2001, and 37,235 at December 31, 2000.

Upon formation of the Corporation's ESOP, the Corporation was required by IRS regulations to provide a put option to plan participants in order to provide liquidity to participants who received Corporation common stock. During the years 2000 and 1999, the Corporation acquired, as treasury shares, 41,561 and 52,788 of its common stock of which 41,561 and 47,316 shares, respectively, were the result of the exercise of the put option. Upon consummation of the acquisition of FFBS, 21,420 treasury shares were issued and in accordance with APB Opinion No. 16, "Business Combinations," the issuance of the treasury shares has been reported as though the shares were retired. Additionally, 6,011 and 7,768 treasury shares were issued in 2001 and 2000, respectively, upon the exercise of stock options, and 14,028 treasury shares were issued in connection with the acquisition of Heritage.

On June 28, 2001, the Corporation announced a stock repurchase program of up to 5%, or 310,000 shares of the Corporation's common stock. Stock repurchases are being carried out through open market purchases, block trades, and in negotiated private purchases. The program is being conducted on an ongoing basis until June, 2002, and is subject to availability of stock, market conditions, and other factors. At December 31, 2001, the Corporation had repurchased 19,500 shares of its common stock.

In March, 2001, the Corporation repurchased 976,676 shares of its common stock from parties representing the largest block of stock controlled by related shareholders. The purchase price of $24.5 million was financed by borrowings from the FHLB.


NOTE L - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, and are consistent with sound banking practices and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2001 is summarized as follows:
                                                        (In thousands)

  Loans outstanding at January 1, 2001                     $ 24,207
  New loans                                                  17,872
  Repayments                                                 (4,787)
                                                           ________

  Loans outstanding at December 31, 2001                   $ 37,292
                                                           ========
  Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and shareholders.


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

To ensure capital adequacy, quantitative measures have been established by regulators and these require the Corporation and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted average total assets (leverage). Management believes, as of December 31, 2001, that the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2001, NBC was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier I risk-based capital ratio of 6% or more, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2001 and 2000, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

                                        NBC Capital
                                        Corporation
                                      (Consolidated)         NBC
                                     ________________  ________________
                                      Amount   Ratio    Amount 	Ratio

                                     ________  ______  ________  ______
                                               ($ In thousands)
  December 31, 2001:
    Total risk-based                 $106,615   16.0%  $103,763   15.7%
    Tier I risk-based                  99,862   15.0%    97,040   14.6%
    Tier I leverage                    99,862    9.7%    97,040    9.4%

  December 31, 2000:
    Total risk-based                 $126,562   19.4%  $122,418   18.8%
    Tier I risk-based                 118,384   18.1%   114,248   17.5%
    Tier I leverage                   118,384   12.1%   114,248   11.6%

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2001 and 2000, were as follows:


                                        NBC Capital
                                        Corporation
                                      (Consolidated)         NBC
                                     ________________  ________________
                                      Amount   Ratio    Amount 	Ratio

                                     ________  ______  ________  ______
                                               ($ In thousands)
  December 31, 2001:
    Total risk-based                 $ 53,174    8.0%  $ 53,001    8.0%
    Tier I risk-based                  26,595    4.0%    26,500    4.0%
    Tier I leverage                    30,946    3.0%    30,890    3.0%

  December 31, 2000:
    Total risk-based                 $ 52,366    8.0%  $ 52,166    8.0%
    Tier I risk-based                  25,183    4.0%    26,083    4.0%
    Tier I leverage                    29,648    3.0%    29,740    3.0%

NBC is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2001 and 2000, the required reserve balance on deposit with the Federal Reserve Bank was approximately $500,000.


NOTE N - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, credit card lines, and commercial and similar letters of credit. A summary of commitments and contingent liabilities at December 31, 2001 and 2000, is as follows:

                                                   Contractual Amount
                                                   __________________
                                                      December 31,
                                                   __________________
                                                     2001      2000
                                                   ________  ________
                                                     (In thousands)

  Commitments to extend credit                     $ 89,460  $ 91,570
  Credit card lines                                   5,416     7,230
  Commercial and similar letters of credit            4,880     4,481

Commitments to extend credit, credit card lines, and commercial and similar letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2001, nor are any significant losses as a result of these transactions anticipated.

NBC is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the Corporation's consolidated financial statements.


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


NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

                                            Years Ended December 31,
                                          ____________________________
                                             2001      2000      1999
                                          ________  ________  ________
                                                 (In thousands)
  Cash paid during the year for:
    Interest                              $ 37,138  $ 34,376  $ 29,195
    Income taxes, net of refunds             2,895     4,924     3,840


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

Short-Term Borrowings - The carrying value of any federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

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

                               December 31, 2001     December 31, 2000
                             ____________________  ____________________
                             Carrying   Estimated  Carrying  Estimated
                              Amount   Fair Value   Amount   Fair Value
                             ________  __________  ________  __________
  Financial Instruments:                  (In thousands)
    Assets:
      Cash and cash
        equivalents          $ 43,524  $   43,524  $ 45,150  $   45,150
      Securities available-
        for-sale              293,043     293,043   231,994     231,994
      Securities held-to-
        maturity               47,683      50,623    49,796      53,353
      Loans                   616,187     617,419   637,800     637,083

    Liabilities:
      Noninterest-bearing
        deposits              101,569     101,569    96,788      96,788
      Interest-bearing
        deposits              709,134     709,772   708,016     708,518
      Securities sold
        under agreements
        to repurchase          16,625      16,625    16,326      16,326
      FHLB and other
        borrowings            110,594     110,229    57,027      57,019


NOTE R - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2001 and 2000, and statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999, of NBC Capital Corporation (parent company only) are presented below:

                              BALANCE SHEETS
                                                        December 31,
                                                     __________________
                                                       2001      2000
                                                     ________  ________
                                                       (In thousands)
Assets:
  Cash and cash equivalents                          $  1,385  $  2,469
  Investment in subsidiaries                          100,898   116,977
  Other assets                                          2,703     2,675
                                                     ________  ________

                                                     $104,986  $122,121
                                                     ========  ========
Liabilities and Shareholders' Equity:
  Dividends payable and other liabilities            $  2,059  $  1,998
  Shareholders' equity                                102,927   120,123

                                                     ________  ________

                                                     $104,986  $122,121
                                                     ========  ========

                            STATEMENTS OF INCOME

                                              Years Ended December 31,
                                           ____________________________
                                              2001      2000     1999
                                           ________  ________  ________
                                                   (In thousands)
Income:
  Dividends from subsidiaries              $ 31,199  $  8,136  $  9,393
  Other                                          73       130       149
                                           ________  ________  ________
                                             31,272     8,266     9,542
Expense                                         459       127     1,135
                                           ________  ________  ________
Income before income taxes and equity
  in undistributed earnings of
  subsidiaries                               30,813     8,139     8,407
Income tax benefit                              122         4       258
                                           ________  ________  ________
Income before equity in undistributed
  earnings of subsidiaries                   30,935     8,143     8,665
Equity in undistributed earnings of
  subsidiaries in excess of (less than)
  dividends                                 (17,797)    5,902     1,843
                                           ________  ________  ________

Net income                                 $ 13,138  $ 14,045  $ 10,508
                                           ========  ========  ========


                       STATEMENTS OF CASH FLOWS


                                              Years Ended December 31,
                                           ____________________________
                                              2001      2000     1999
                                           ________  ________  ________
                                                  (In thousands)
Cash Flows From Operating Activities:
Net income                                 $ 13,138  $ 14,045  $ 10,508
Equity in subsidiaries' earnings in
  excess of (less than) dividends            17,797    (5,902)   (1,843)
Other, net                                       97     2,981    (2,148)
                                           ________  ________  ________
Net cash provided by operating activities    31,032    11,124     6,517
                                           ________  ________  ________

Cash Flows From Investing Activities            -         (47)      -

Cash Flows From Financing Activities:
Dividends paid on common stock               (7,062)  (10,138)   (5,344)
Acquisition of stock                        (25,122)   (1,164)   (1,900)
Other, net                                       68        89       337
                                           ________  ________  ________
Net cash used in financing activities       (32,116)  (11,213)   (6,907)
                                           ________  ________  ________

Net decrease in cash and cash equivalents    (1,084)     (136)     (390)

Cash and cash equivalents at beginning
  of year                                     2,469     2,605     2,995
                                           ________  ________  ________

Cash and cash equivalents at end of year   $  1,385  $  2,469  $  2,605
                                           ========  ========  ========

NOTE S - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
         AMOUNTS (UNAUDITED)

                                            Three Months Ended
                                 ______________________________________
                                 Mar. 31    June 30  Sept. 30   Dec. 31
                                 ________  ________  ________  ________
                                 (In thousands, except per share data)
2001
Total interest income            $ 18,975  $ 18,331  $ 17,456  $ 16,008
Total interest expense              9,929     9,841     8,802     7,429
                                 ________  ________  ________  ________
  Net interest income               9,046     8,490     8,654     8,579
Provision for loan losses             180     1,180       180       180
                                 ________  ________  ________  ________
  Net interest income after
    provision for loan losses       8,866     7,310     8,474     8,399
Total noninterest income,
  excluding securities gains        3,566     3,974     3,963     4,504
Securities gains                       49       163       109       138
Total noninterest expenses          7,981     8,179     7,780     8,176
Income taxes                        1,152       595     1,313     1,201
                                 ________  ________  ________  ________

Net income                       $  3,348  $  2,673  $  3,453  $  3,664
                                 ========  ========  ========  ========
Per share:
  Net income                     $    .47  $    .43  $    .56  $    .59
  Net income, diluted                 .47       .43       .56       .59
  Cash dividends declared             .25       .28       .28       .28


                                            Three Months Ended
                                 ______________________________________
                                 Mar. 31    June 30  Sept. 30   Dec. 31
                                 ________  ________  ________  ________
                                 (In thousands, except per share data)
2000
Total interest income            $ 17,357  $ 17,836  $ 18,405  $ 19,137
Total interest expense              7,948     8,481     9,051     9,498
                                 ________  ________  ________  ________
  Net interest income               9,409     9,355     9,354     9,639
Provision for loan losses             383       382       282       233
                                 ________  ________  ________  ________
  Net interest income after
    provision for loan losses       9,026     8,973     9,072     9,406

Total noninterest income,
  excluding securities losses       3,492     3,567     3,439     3,286
Securities losses                     -         (20)      -          (2)
Total noninterest expenses          6,986     7,518     7,961     8,452
Income taxes                        1,643     1,388     1,182     1,064
                                 ________  ________  ________  ________

Net income                       $  3,889  $  3,614  $  3,368  $  3,174
                                 ========  ========  ========  ========
Per share:
  Net income                     $    .54  $    .50  $    .47  $    .45
  Net income, diluted                 .54       .50       .47       .45
  Cash dividends declared             .24       .24       .24       .25



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    Not applicable.


                              PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Reference is made to the material under the captions, "Election of Directors" of the Company's proxy statement, dated March 19, 2002, which is incorporated herein by reference, and to "Executive Officers" included in Part I, Item 1, of this report.


ITEM 11 - EXECUTIVE COMPENSATION

    Reference is made to the caption, "Executive Compensation" of the Company's proxy statement, dated March 19, 2002, which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the caption, "Stock Ownership of Directors, Officers, and Principal Shareholders," of the Company's proxy statement, dated March 19, 2002, which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to, "Certain Relationships, Related Transactions and Indebtedness" of the Company's proxy statement, dated March 19, 2002, which is incorporated herein by reference.



                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The following consolidated financial statements and report of independent auditors of NBC Capital Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2001.

                        Report of Independent Auditors

             Consolidated Balance Sheets--December 31, 2001 and 2000

                 Consolidated Statements of Income--Years Ended
                       December 31, 2001, 2000, and 1999

         Consolidated Statements of Shareholders' Equity--Years Ended
                       December 31, 2001, 2000, and 1999

               Consolidated Statements of Cash Flows--Years Ended
                       December 31, 2001, 2000, and 1999

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

                 10.1 Employment Agreement dated January 31, 1991, between National Bank of Commerce and L. F. Mallory, Jr., as previously filed.

                 10.2 Agreement and Plan of Merger by and between NBC Capital Corporation and FFBS Bancorp, Inc., dated February 3, 1999 (included as Appendix A to the Proxy Statement-Prospectus dated May 7, 1999, forming part of the Company's Registration Statement on Form S-4 filed with the Commission on March 30, 1999, Commission File No.
                         333-75293) and incorporated herein by reference.

                 10.3 Plan of Reorganization and Merger by and between National Bank of Commerce and First Federal Bank for Savings dated February 3, 1999 (included as Appendix A to the Proxy Statement-Prospectus dated May 7, 1999, forming part of the Company's Registration Statement on Form S-4 filed with the Commission on March 30, 1999, Commission File No. 333-75293) and incorporated herein by reference.

                 10.4 Merger Agreement by and between NBC Capital Corporation and National Bank of Commerce and Galloway-Wiggers Insurance Agency, Inc., Galloway-Chandler-McKinney Insurance, Inc.,
                         Galloway-Chandler-McKinney Insurance Agency of Amory, Inc., Kyle Chandler Insurance Agency, Inc., and Napier Insurance Agency, Inc. (included as Exhibit 99.2 on Form 10Q filed with the Commission on August 10, 1999, Commission File No. 0-12885) and incorporated herein by reference.

                 10.5 1993 Incentive Stock Option Plan and 1993 Stock Option Plan for Outside Directors of FFBS Bancorp, Inc., assumed by NBC Capital Corporation (incorporated by reference to Exhibit A of Form S-8 filed September 20, 1999) and incorporated herein by reference.

                 10.6 Employment Agreement Dated January 2, 2001, by and Between National Bank of Commerce and Richard T. Haston (incorporated by reference to Exhibit 10.7 of Form 10-K filed March 30,
                         2001).

                 10.7 Employment Agreement Dated January 2, 2001, by and Between National Bank of Commerce and
                         Mark A. Abernathy (incorporated by reference to Exhibit 10.8 of Form 10-K filed March 30,
                         2001).

                 10.8 2001 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed August 8, 2001) and incorporated herein by reference.

                 10.9 Salary Reduction Thrift Plan (incorporated by reference to Exhibit 4.3 of Form S-8 filed December 13, 2001) and incorporated herein by reference.

              11. - 20.  None

                 21.     Subsidiaries of Company

                 22.     None

                 23.     Consent of Independent Auditors

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 2001.

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

    /S/ MARK A. ABERNATHY                  /S/ SAMMY J. SMITH
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ ROBERT A. CUNNINGHAM               /S/ ROBERT D. MILLER
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ JAMES D. GRAHAM                    /S/ ROBERT S. CALDWELL, JR.
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ DAVID C. BYARS                     /S/ JAMES C. GALLOWAY, JR.
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ HENRY WEISS                        /S/ ROBERT S. JONES
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ JAMES C. RATCLIFF
_________________________________
           (Director)



Date:  March 27, 2002