Form 10-Q
period 2002-03-31
NBC CAPITAL CORP
filed 2002-05-14
CIK 742054

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

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

Common Stock, $1 Par Value - 6,172,160 shares as of March 31, 2002.



                      PART  I - FINANCIAL INFORMATION

                          NBC CAPITAL CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME FOR

                 THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                               (Unaudited)


(Amounts in thousands, except per share data)



                                                  2002      2001
                                                _______   _______
INTEREST INCOME:
   Interest and Fees on Loans                   $10,578   $14,319
   Interest And Dividends On Investment
     Securities                                   4,819     4,257
   Other Interest Income                             83       399
                                                _______   _______
        Total Interest Income                    15,480    18,975

INTEREST EXPENSE:
   Interest on Deposit                            4,726     8,650
   Interest on Borrowed Funds                     1,430     1,279
                                                _______   _______
        Total Interest Expense                    6,156     9,929
                                                _______   _______
      Net Interest Income                         9,324     9,046
    Provision for Possible Loan Losses              630       180
                                                _______   _______
      Net Interest Income After Provision for
        Loan Losses                               8,694     8,866
                                                _______   _______
NON-INTEREST INCOME:
   Income from Fiduciary Activities                 439       427
   Service Charge on Deposit Accounts             1,600     1,382
   Insurance Commissions, Fees, and Premiums        901       880
   Mortgage Loan Fee Income                         403       234
   Other Non-Interest Income                        735       643
                                                _______   _______
      Total Non-Interest Income                   4,078     3,566
   Gains (Losses) on Securities                      91        49

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                 4,860     4,606
   Expense of Premises and Fixed Assets           1,146     1,183
   Other Non-Interest Expense                     2,051     2,192
                                                _______   _______
      Total Non-Interest Expense                  8,057     7,981
                                                _______   _______

Income Before Income Taxes                        4,806     4,500
Income Taxes                                      1,278     1,152
                                                _______   _______

NET INCOME                                      $ 3,528   $ 3,348
                                                =======   =======
Net Earnings Per Share:
   Basic                                        $  0.57   $  0.47
                                                =======   =======
   Diluted                                      $  0.57   $  0.47
                                                =======   =======


                           NBC CAPITAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS


                                       Mar. 31, 2002   Dec. 31, 2001
                                       _____________   _____________
                                        (Unaudited)      (Audited)
ASSETS:
Cash and Balances Due From Banks:
   Noninterest -Bearing Balances         $   22,469      $   28,752
   Interest-bearing Balances                    914           1,263
                                         __________      __________
     Total Cash and Due From Banks           23,383          30,015
Held-To-Maturity Securities  (Market
  value of $49,866 at March 31, 2002
  and $50,623 at December 31, 2001)          46,891          47,683
Available-For-Sale Securities               312,140         293,043
                                         __________      __________
     Total Securities                       359,031         340,726
Federal Funds Sold and Securities
   Purchased Under Agreement to Resell       15,623          13,510
Loans                                       592,486         622,940
Less: Reserve for Loan Losses                (7,078)         (6,753)
                                         __________      __________
   Net Loans                                585,408         616,187
Bank Premises and Equipment (Net)            15,122          15,377
Interest Receivable                           7,892           8,352
Intangible Assets                             2,825           2,857
Other Assets                                 24,267          23,778
                                         __________      __________

   TOTAL ASSETS                          $1,033,551      $1,050,802
                                         ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-Interest Bearing                  $  105,752      $  101,569
   Interest Bearing Deposits                691,929         709,134
                                         __________      __________
      Total Deposits                        797,681         810,703
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase       15,351          16,625
Other Borrowed Funds                        105,052         110,594
Interest Payable                              1,944           2,284
Other Liabilities                            11,041           7,669
                                         __________      __________
   TOTAL LIABILITIES                        931,069         947,875
                                         __________      __________
Shareholders' Equity:
   Common Stock $1 par Value,
      Authorized 10,000,000 shares,
      Issued 7,212,662                        7,213           7,213
Surplus and Undivided Profits               121,844         120,061
Accumulated Other Comprehensive Income         (256)          1,650
Treasury Stock, at cost (1,040,502 at
   March 31,2002 and 1,029,702 at
   December 31, 2001                        (26,319)        (25,997)
                                         __________      __________
   TOTAL SHAREHOLDERS' EQUITY               102,482         102,927
                                         __________      __________

   TOTAL LIABILITIES & SHAREHOLDERS'
   EQUITY                                $1,033,551      $1,050,802
                                         ==========      ==========


                          NBC CAPITAL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                (Unaudited)


(Amounts in thousands)
                                            2002            2001
                                         __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                            $    3,528      $    3,348
   Adjustments to Reconcile Net Income
      to Net Cash:
         Depreciation and Amortization          536             634
         Deferred Income Taxes (Credits)      1,858          (2,113)
         Provision for Loan Losses              630             180
         Loss (Gain) on Sale of
            Securities                          (91)            (49)
         (Increase) Decrease in
            Interest Receivable                 460             653
         (Increase) Decrease in Other
            Assets                           (1,412)         (9,841)
         Increase (Decrease) in Interest
            Payable                            (340)            114
         Increase (Decrease) in Other
            Liabilities                       3,372           1,913
                                         __________      __________
Net Cash Provided by Operating
   Activities                                 8,541          (5,161)

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Maturities and calls
      of Securities                           9,607          11,774
   Proceeds from Sale of Securities           4,909           5,065
   Purchase of Securities                   (35,618)        (51,224)
   (Increase) Decrease in Loans              30,149           2,270
   (Additions) Disposal of Bank
   Premises and Equipment                      (216)           (805)
                                         __________      __________
Net Cash Used in Investing Activities         8,831         (32,920)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (Decrease) in Deposits          (13,022)         29,147
   Dividend Paid on Common Stock             (1,731)         (1,794)
   Increase (Decrease) in Borrowed
      Funds                                  (6,816)         43,853
   Purchase of Treasury Stock                  (322)        (24,392)
                                         __________      __________
Net Cash Provided by Financing
   Activities                               (21,891)         46,814

Net Increase (decrease) in Cash
   and Cash Equivalents                      (4,519)          8,733

Cash and Cash Equivalents at
   Beginning of Year                         43,525          45,150
                                         __________      __________
Cash and Cash Equivalents at End of
   Quarter                               $   39,006      $   53,883
                                         ==========      ==========
Interest                                 $    6,496      $    9,815
                                         ==========      ==========
Income Taxes                             $      -        $      -
                                         ==========      ==========


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

Note 1.  Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." According to this Statement, goodwill and those intangible assets that have indefinite lives are not amortized, but tested for impairment. Statement No. 142 is effective for years beginning after December 15, 2001. Management is of the opinion the impact of the adoption of the statement on the Corporation's consolidated financial statements will not be significant. If Statement 142 was in effect for all periods presented, its impact on net income and net income per share would have been as follows for the period ended March 31, 2001:

(In thousands, except per share data)
     Reported net income                     $3,348
     Add:
        Goodwill Amortization                    66
                                             ______
        Adjusted Net Income                  $3,414
                                             ______

     Basic and Diluted net income per
     share:
        Reported net income                  $ 0.47
        Goodwill amortization                   .01
                                             ______
        Adjusted net income                  $ 0.48
                                             ______


Note 2.  Stock Options

The Corporation accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for
Stock Issued to Employees," and, accordingly, no compensation expense is recognized for stock options granted.

Had compensation for the stock options been determined based on FASB Statement No. 123, "Accounting for Stock Based Compensation," net income and per share amounts would have been as follows:

                                           Three Months Ended
                                                March 31,
                                              2002    2001
                                             ______  ______
   Net income:
      As reported                            $3,528  $3,348
      Pro forma                               3,488   3,348

   Basic net earnings per share:
      As reported                            $  .57  $  .47
      Pro forma                                 .56     .47

   Diluted net earnings per share:
      As reported                            $  .57  $  .47
      Pro forma                                 .56     .47





                               PART I.  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                               MARCH 31, 2002



DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition the quarter ended March 31, 2002. Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Currently, management expects, based on the available information, that interest rates will trend upward and the overall economy in its market will improve somewhat during later half of 2002. The Corporation's 2002 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, it could have a material impact on the Corporation's financial condition and results of operations. The areas of the Corporation's operations most directly impacted would be net interest margin, loan and deposit growth and provision for loan losses.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K for the year ended December 31, 2001, contains a summary of the Corporation's accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management's letter to shareholders and management's discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation's financial condition and results of operations. This information is also sufficient to enable the reader to identify the areas in which management is required to make the most difficult, subjective and /or complex judgments.

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



RESULTS OF OPERATIONS

First quarter of 2002 compared to the first quarter of 2001

Earnings for the first quarter of 2002 increased by 5.4% to $3.53 million or $.57 per share. This compares to $3.35 million or $.47 per share for the first quarter of 2001. On an annualized basis, these 2002 totals equate to a 1.4% return on average assets and a 13.9% return on average equity. For this same period in 2001, return on average assets was 1.3% and return on average equity was 12.4%.

Net interest income for the first quarter of 2002 was $9.32 million compared to $9.05 million for 2001. This represents an increase of 3.1%. This increase resulted from a nine basis point increase in the net interest margin and a $7.2 million increase in average earning assets. The primary reason for the increase in margin was that the Corporation was able to decrease its cost of funds by 180 basis points from the first quarter of 2001 to the first quarter of 2002. During the same time period it lost 147 basis points from the repricing of its earning assets. The small increase in earning assets resulted from the slow economy of 2001 and the first quarter of 2002. The stable rate environment of the first quarter of 2002 helped from the standpoint that it allowed the repricing of the deposits to continue to catch up with the repricing of the loans that occurred throughout 2001 and to a lesser extent during the first quarter of 2002. Management believes that if the Federal Reserve will continue the flat to slightly increasing rate environment for the remainder of the year, the Corporation's net interest income should improve as the margin continues to increase. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exist, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified loan to capital was 19.1% at March 31, 2002, compared to 20.7% at March 31, 2001. The percentage of loans past due 30 days or more was 2.41% system wide. The Reserve for Loan Losses as a percentage of total loans has increase from 1.08% of net loans at the end of 2001 to 1.20% at the end of the first quarter of 2002. During this quarter, net charge-offs totaled $305,000 compared to $419,000 for the same quarter of 2001. Overall, Loan quality remains good. At the end of the first quarter of 2002, the ratio of non-performing loans to total loans remained low at .52%. This compares to .63% at December 31, 2001 and .59% at March 31, 2001. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the first quarter of 2002 and at the end of 2001 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses has increased from $180,000 during the first quarter of 2001 to $630,000 in the same quarter of 2002. The level of the provision for the first quarter of 2002 was increased due to the overall condition of the economy and the continued softness of the Corporation's markets to a level management anticipates will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 14.4% resulting from a 2.8% increase in income from the Company's Trust and Financial Management activities, a 15.8% increase in income from deposit accounts, and a 72.2% increase in fees from mortgage-related activities. The solid increase in income from deposit accounts largely resulted from a new program related to fees on overdrafts. This program is part of our upgraded technology platform that includes more sophisticated account modeling. Mortgage fee income benefited from the continued demand for loans in this low interest rate environment. The pipeline for new mortgage loans remains strong into the second quarter. Other non-interest income increased by $92,000 or 14.3%. This increase came from an increase in earnings from a $10 million purchase of Bank Owned Life Insurance during the second quarter of 2001. Insurance commissions, fees and premiums increased by $21,000 or 2.4%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods.

The Corporation recognized $91,000 in securities gains during the first quarter of 2002, compared to a gain of $49,000 during the first quarter of 2001. The gains in both periods resulted from securities that had been purchased at a discount being called because of the low rate environment.

Non-interest expenses for the first quarter of 2002 increased by less than 1% over the same period of 2001. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 5.5%, primarily due to higher benefit cost. The benefit cost increased due to the effects of a lower rate environment on the present value calculations and low returns in the investment portfolio due to a weak equity market. This increase was somewhat offset by reductions in other operating expenses and net premises expenses.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate increased from 25.6% for the first quarter of 2001 to 26.6% for the first quarter of 2002. This increase in the effective tax rate for the quarter resulted primarily from a decline in the portfolio of tax exempt securities. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows a decrease in total assets from $1,051 million to $1,034 million during the first quarter of 2002. During this period, loans declined by $30.5 million. There were several reasons for the continued decline in loans; including the continuing refinancing of variable rate mortgage loans to fixed rate loans (which the Corporation does not hold in its portfolio), tighter underwriting standards in our personal loan portfolio and two large commercial credits that were paid out during the first quarter. Because of lower loan demand, the Corporation decided not to aggressively price deposits, resulting in a $13.0 million decline in
deposits.   The Corporation used the excess cash flow to increase the
investment securities portfolio by $18.3 million and to reduce the Federal Home Loan Bank borrowings by $5.5 million. The increase in other liabilities was primarily due to an increase in accrued taxes payable in both the current and deferred accounts.

Stockholders' equity decreased from $102.9 million to $102.5 million during the first quarter of 2002. During this period there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Stockholders' Equity decreasing from an unrealized gain of $1,650,000 at December 31, 2001 to an unrealized loss of $256,000 at March 31, 2002. Also, during the first quarter of the year the Company declared a dividend of approximately $1,729,000, payable on April 1, 2002. Also, the Corporation repurchased 10,800 shares of its common stock in the open market under the announced stock repurchase plan for approximately $322,000. These declines were largely offset with the net earnings for the quarter.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At March 31, 2002, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund the 976,676 share repurchase transaction in March of 2001, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. As a result, the subsidiary bank is limited to its current year's net profits to pay dividends to the Corporation during 2002, without obtaining further approval from the Comptroller of Currency. At March 31, 2002, without approval, the subsidiary bank was limited to approximately $1.8 million.

Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis. At March 31, 2002, there were no borrowings between the Corporation and its subsidiary bank.


ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:



                                           ($ In Thousands)
                                           Average Balance
                                _____________________________________
                                Three Months Ended        Year Ended
                                     3/31/02               12/31/01
                                    ________               ________

EARNING ASSETS:
Net loans                           $603,260               $629,248
Federal funds sold and other
   interest-bearing Assets            19,286                 22,816
Securities:
   Taxable                           225,206                185,076
   Nontaxable                        129,555                132,200
                                    ________               ________
      Totals                         977,307                969,340
                                    ________               ________

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits            714,092                714,491
Borrowed funds, federal funds
   purchased and securities sold
   and other                         127,734                115,764
                                    ________               ________

      Totals                         841,826                830,255
                                    ________               ________

Net amounts                         $135,481               $139,085
                                    ========               ========




                                ($ In Thousands)     Yields Earned
                                    Interest         and Rates Paid
                                       for                 (%)

                                 Three               Three
                                 Months    Year      Months    Year
                                 Ended     Ended     Ended     Ended
                                3/31/02  12/31/01   3/31/02  12/31/01
                               ________  ________  ________  ________
EARNING ASSETS:
  Net loans                    $ 10,578  $ 51,852      7.11      8.24
  Federal funds sold and
    other interest-bearing
    assets                           83       950      1.75      4.16
  Securities:
    Taxable                       3,231    11,165      5.82      6.03
    Nontaxable                    1,588     6,803      4.97      5.14
                               ________  ________  ________  ________

      Totals                   $ 15,480  $ 70,770      6.42      7.30
                               ========  ========  ========  ========

INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits    $  4,726  $ 29,866      2.68      4.18
  Borrowed funds, federal
    funds sold and other          1,430     6,135      4.54      5.30
                               ________  ________  ________  ________
      Totals                      6,156    36,001      2.97      4.34
                               ________  ________  ________  ________

Net interest income            $  9,324  $ 34,769
                               ========  ========

Net yield on earning assets                            3.87      3.59


Note:  Yields on a tax equivalent basis would be:

Nontaxable securities                        7.65      7.92
                                         ________  ________
Total earning assets                         6.78      7.68
                                         ________  ________
Net yield on earning assets                  4.22      3.96
                                         ________  ________


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

          None

Item 3.   Defaults Upon Senior Debt

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The 2002 Annual Meeting of Shareholders was held on
          April 16, 2002. The only item submitted for shareholder vote was the election of directors. Since the proxies were solicited under Regulation 14A, there were no solicitations in opposition to the Board of Directors' nominees and all nominees were elected, no additional information is required to be disclosed.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11  Statement re computation of per-share earnings




The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three month period ended March 31, 2002, have been included.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NBC CAPITAL CORPORATION
                                     Registrant



May 8, 2002                          /s/ Richard T. Haston
Date                                 Richard T. Haston
                                     Executive Vice President,
                                     Chief Financial Officer
                                     and Treasurer