Form 10-Q
period 2002-06-30
NBC CAPITAL CORP
filed 2002-08-13
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

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

Common Stock, $1 Par Value - 6,156,660 shares as of June 30, 2002.




                          PART  I - FINANCIAL INFORMATION
                              NBC CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME FOR
                      SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                    (Unaudited)



(Amounts in thousands, except per share data)



                                                              2002      2001
                                                            _______   _______
INTEREST INCOME:

   Interest and Fees on Loans                               $20,670   $27,726
   Interest And Dividends On Investment Securities            9,874     8,893
   Other Interest Income                                        107       687
                                                            _______   _______
      Total Interest Income                                  30,651    37,306

INTEREST EXPENSE:
   Interest on Deposits                                       9,003    16,762
   Interest on Borrowed Funds                                 2,819     3,008
                                                            _______   _______
      Total Interest Expense                                 11,822    19,770
                                                            _______   _______
     Net Interest Income                                     18,829    17,536
    Provision for Loan Losses                                 1,260     1,360
     Net Interest Income After Provision for
       Loan Losses                                           17,569    16,176

NON-INTEREST INCOME:
   Income from Fiduciary Activities                             878       854
   Service Charges on Deposit Accounts                        3,331     2,821
   Insurance Commission and Fee Income                        1,965     1,868
   Mortgage Loan Fee Income                                     641       613
   Other Non-Interest Income                                  1,576     1,384
                                                            _______   _______
      Total Non-Interest Income                               8,391     7,540
   Gains (Losses) on Securities                                  91       212

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                             9,792     9,276
   Expense of Premises and Fixed Assets                       2,316     2,320
   Other Non-Interest Expense                                 4,155     4,564
                                                            _______   _______
      Total Non-Interest Expense                             16,263    16,160
                                                            _______   _______

Income Before Income Taxes                                    9,788     7,768
Income Taxes                                                  2,581     1,747
                                                            _______   _______

NET INCOME                                                  $ 7,207   $ 6,021
                                                            =======   =======
Net Earnings Per Share:
   Basic                                                    $  1.17   $  0.91
                                                            =======   =======
   Diluted                                                  $  1.17   $  0.91
                                                            =======   =======



                           NBC CAPITAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS



                                                Jun. 30, 2002   Dec. 31, 2001
                                                 (Unaudited)      (Audited)
   ASSETS:
Cash and Balances Due From Banks:
   Noninterest -Bearing Balances                  $   29,155      $   28,752
   Interest-bearing Balances                           1,213           1,263
                                                  __________      __________
      Total Cash and Due From Banks                   30,368          30,015
Held-To-Maturity Securities (Market value of
   $48,186 at June 30, 2002 and $50,623 at
   December 31, 2001)                                 45,078          47,683
Available-For-Sale Securities                        326,213         293,043
                                                  __________      __________
   Total Securities                                  371,291         340,726

Federal Funds Sold and Securities Purchased
  Under Agreement to Resell                              767          13,510
Loans                                                597,743         622,940
Less: Reserve for Loan Losses                         (7,044)         (6,753)
                                                  __________      __________
   Net Loans                                         590,699         616,187
Bank Premises and Equipment (Net)                     15,188          15,377
Interest Receivable                                    8,117           8,352
Intangible Assets                                      2,796           2,857
Other Assets                                          26,347          23,778
                                                  __________      __________

   TOTAL ASSETS                                   $1,045,573      $1,050,802
                                                  ==========      ==========


   LIABILITIES AND SHAREHOLDERS'  EQUITY
Deposits:
   Non-Interest Bearing                           $   99,579      $  101,569
   Interest Bearing Deposits                         691,490         709,134
                                                  __________      __________
      Total Deposits                                 791,069         810,703
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                     22,897          16,625
Other Borrowed Funds                                 107,187         110,594
Interest Payable                                       1,700           2,284
Other Liabilities                                     13,951           7,669
                                                  __________      __________
      TOTAL LIABILITIES                              936,804         947,875
                                                  __________      __________

Shareholders' Equity:
   Common Stock $1 Par Value, Authorized
   10,000,000 shares, Issued 7,212,662                 7,213           7,213
Surplus and Undivided Profits                        123,736         120,061
Accumulated Other Comprehensive Income                 4,644           1,650
Treasury Stock, at Cost                              (26,824)        (25,997)
                                                  __________      __________
      TOTAL SHAREHOLDERS' EQUITY                     108,769         102,927
                                                  __________      __________

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $1,045,573      $1,050,802
                                                  ==========      ==========




                            NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                  (Unaudited)



(Amounts in thousands)

                                                     2002             2001
                                                   ________         ________
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                      $  7,207         $  6,021
   Adjustments to Reconcile Net Income to
      Net Cash
         Depreciation and Amortization                1,052            1,280
         Deferred Income Taxes (Credits)             (3,223)          (1,964)
         Provision for Loan Losses                    1,260            1,360
         Loss (Gain) on Sale of Securities              (91)            (212)
         (Increase) Decrease in Interest
            Receivable                                  235              723
         (Increase) Decrease in Other Assets         (1,024)         (10,743)
         Increase (Decrease) in Interest Payable       (584)             (14)
         Increase (Decrease) in Other Liabilities     6,282            3,820
                                                   ________         ________

   Net Cash Provided by Operating Activities         11,114              271

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from Maturities of Securities         20,304           29,826
      Proceeds from Sale of Securities                4,909           30,701
      Purchase of Securities                        (51,151)        (107,193)
      (Increase) Decrease in Loans                   24,228            8,212
      (Additions) Disposal of Bank Premises and
         Equipment                                     (738)            (875)
   Net Cash Used in Investing Activities             (2,448)         (39,329)

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase (Decrease) in Deposits               (19,634)          10,533
      Dividend Paid on Common Stock                  (3,460)          (3,531)
      Increase (Decrease) in Borrowed Funds           2,865           50,613
      Purchase of Treasury Stock                       (827)         (24,392)
                                                   ________         ________

   Net Cash Provided by Financing Activities        (21,056)          33,223

   Net Increase (decrease) in Cash and Cash
      Equivalents                                   (12,390)          (5,835)

   Cash and Cash Equivalents at Beginning
      of Year                                        43,525           45,150
                                                   ________         ________

   Cash and Cash Equivalents at the End of
      the Period                                   $ 31,135         $ 39,315
                                                   ========         ========


   Interest                                        $ 12,406         $ 19,784
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

Note 1.  Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." According to this Statement, goodwill and those intangible assets that have indefinite lives are not amortized, but tested for impairment. Statement No. 142 is effective for years beginning after December 15, 2001. Management is of the opinion the impact of the adoption of the Statement on the Corporation's consolidated financial statements is not significant. If Statement 142 had been in effect for all periods presented, its impact on net income and net income per share would have been as follows for the quarter and six-month period ended June 30, 2001:

                                                     Quarter   Period
                                                      Ended     Ended
                                                       June 30,2001
(In thousands, except per share data)
   Reported net income                                 $2,673  $6,021
   Add:
      Goodwill Amortization                                66     132
      Adjusted Net Income                              $2,739  $6,153

   Basic and Diluted net income per share:
      Reported net income                              $ 0.43  $ 0.91
      Goodwill amortization                               .01  $  .02
      Adjusted net income                              $ 0.44  $ 0.93



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

Had compensation for the stock options been determined based on FASB Statement No. 123, "Accounting for Stock Based Compensation," net income and per share amounts would have been as follows:

                                                        Quarter Ended
                                                           June 30,
                                                         2002    2001
                                                        ______  ______
   Net income:
      As reported                                       $3,679  $2,673
      Pro forma                                          3,634   2,665

   Basic net earnings per share:
      As reported                                       $  .60  $  .43
      Pro forma                                            .59     .43

   Diluted net earnings per share:
      As reported                                       $  .60  $  .43
      Pro forma                                            .59     .43


                                                       Six Months Ended
                                                           June 30
                                                         2002    2001
                                                        ______  ______
   Net income:
      As reported                                       $7,207  $6,021
      Pro forma                                          7,123   6,013

   Basic net earnings per share:
      As reported                                       $ 1.17  $  .91
      Pro forma                                           1.16     .91
   Diluted net earnings per share:
      As reported                                       $ 1.17  $  .91
      Pro forma                                           1.16     .91



                                PART I.  ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 JUNE 30, 2002



DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition for the quarter and the six-month period ended June 30, 2002. Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Currently, management expects, based on the available information, that interest rates will trend upward and the overall economy in its market will improve somewhat during the later half of 2002. The Corporation's 2002 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, it could have a material impact on the Corporation's financial condition and results of operations. The areas of the Corporation's operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K for the year ended December 31, 2001 (herein incorporated by reference), contains a summary of the Corporation's accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management's letter to shareholders and management's discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation's financial condition and results of operations. This information is also sufficient to enable the reader to identify the areas in which management is required to make the most difficult, subjective and/or complex judgments.

In the normal course of business, the Corporation's wholly-owned subsidiary, National Bank of Commerce, makes loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within the applicable regulatory and lending limitations imposed by the national banking laws and regulations.

The Corporation does not have investments in any unconsolidated entities over which it exercises management or control. The Corporation does not have relationships with limited or special purpose entities that it relies on to provide financing, liquidity or market and credit risk support.



RESULTS OF OPERATIONS

First two quarters of 2002 compared to the first two quarters of 2001

Earnings for the first two quarters of 2002 increased by 19.7% to $7.21 million or $1.17 per share. This compares to $6.02 million or $.91 per share for the first two quarters of 2001. On an annualized basis, these 2002 totals equate to a 1.4% return on average assets and a 13.8% return on average equity. For this same period in 2001, return on average assets was 1.2% and return on average equity was 11.3%.

Net interest income for the first two quarters of 2002 was $18.23 million compared to $17.54 million for the same period of 2001. This represents an increase of 7.4%. This increase resulted from a twenty-eight basis point increase in the net interest margin. This increase in margin was partially offset by a .4% decrease in average earning assets. The primary reason for the increase in margin was that the Corporation was able to decrease its cost of funds by 192 basis points from the first half of 2001 to the first half of 2002. During the same time period it lost 135 basis points from the repricing of its earning assets. The small decrease in earning assets resulted from low loan demand due to the slow economy during the second half of 2001 and the first half of 2002. The stable rate environment of the first six-months of 2002 helped from the standpoint that it allowed the repricing of the deposits to catch up with the repricing of the loans that occurred throughout 2001 and to a lesser extent during the first half of 2002. Management believes that if the Federal Reserve will continue the flat to slightly increasing rate environment for the remainder of the year, the Corporation's net interest income should improve as the margin continues to increase. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exist, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified assets to capital was 17.1% at June 30, 2002, compared to 21.0% at June 30, 2001. The percentage of loans past due 30 days or more was 2.03%. The Reserve for Loan Losses as a percentage of total loans has increased from 1.08% at the end of 2001 to 1.18% at the end of the second quarter of 2002. Overall, loan quality remains good. At the end of the second quarter of 2002, the ratio of non-performing loans to total loans remained low at .56%. This compares to .63% at December 31, 2001 and June 30, 2001. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the second quarter of 2002 and at the end of 2001 were deemed adequate to cover exposure within the Corporation's loan portfolio.

During the first half of 2002, net charge-offs totaled $969,000 compared to $3,002,000 for the same period of 2001. The reason for the decreased charge-offs during 2002, was that in June 2001, the Corporation charged-off a $2 million dollar loan that had defaulted. This loan had previously not been classified as a problem loan and there were special circumstances surrounding its default. The Corporation has filed a claim with its bonding company to recover the entire $2 million; however, it is too early to predict whether there will be a recovery.

The Provision for Loan Losses has decreased from $1,360,000 during the first half of 2001 to $1,260,000 in the same period of 2002. If it had not been for the special one time provision of $1 million during June 2001, resulting from the above mention charge-off, the provision for 2001 would have been $360,000. The level of the normal provision for the first half of 2002 was increased due to the overall condition of the economy and the continued softness of the Corporation's markets to a level management anticipates will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 11.3% resulting from a 2.8% increase in income from the Company's Trust and Financial Management activities, an 18.1% increase in income from deposit accounts, and a 4.6% increase in fees from mortgage-related activities. The solid increase in income from deposit accounts largely resulted from a new program related to fees on overdrafts. This program is part of our upgrade in the technology platform that includes more sophisticated account modeling. Mortgage fee income benefited from the continued demand for loans in this low interest rate environment. Although the demand for mortgage refinancings has moderated in recent months, the
demand for new loans remains strong.   As a result, the pipeline for new
mortgage loans remains strong into the third quarter. Other non-interest income increased by $192,000 or 13.9%. Approximately 58% of this increase came from an increase in earnings from a $10 million purchase of Bank Owned Life Insurance during the second quarter of 2001. The remaining portion of the increase was equally divided between Check Card Income, ATM Income and Retail Investment Income. Insurance commissions, fees and premiums increased by $97,000 or 5.2%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods.

The Corporation recognized $91,000 in security gains during the first half of 2002, compared to gains of $212,000 during the first half of 2001. The gains in both periods resulted from securities that had been purchased at a discount being called because of the low rate environment.

Non-interest expenses for the first half of 2002 increased by less than 1% over the same period of 2001. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 5.6%, primarily due to higher benefit cost and bonus accruals. The benefit cost increased due to the effects of a lower rate environment on the present value calculations and low returns in the pension plan's investment portfolio due to a weak equity market. This increase was somewhat offset by reductions in other operating expenses and net premises expenses. Other operating expenses decreased by approximately $409,000 or 9.0%. This decline was primarily form a $269,000 decline in legal expenses and a $132,000 reduction in the amortization on goodwill, which is no longer allowed under Generally Accepted Accounting Principals.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate increased from 22.5% for the first half of 2001 to 26.4% for the first half of 2002. This increase in the effective tax rate resulted primarily from a decline in the portfolio of tax exempt securities and the relationship of tax-exempt income to total pre-tax income. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


Second quarter of 2002 compared to the second quarter of 2001

Earnings for the second quarter of 2002 increased by 37.6% to $3.68 million or $.60 per share. This compares to $2.67 million or $.43 per share for the second quarter of 2001. On an annualized basis, these 2002 totals equate to a 1.4% return on average assets and a 13.9% return on average equity. For this same period in 2001, return on average assets was 1.0% and return on average equity was 10.7%.

Net interest income for the second quarter of 2002 was $9.51 million compared to $8.49 million for 2001. This represents an increase of 12.0%. This increase resulted from a forty-eight basis point increase in the net interest margin. This increase in margin was somewhat offset by a $15.1 million decrease in average earning assets. The primary reason for the increase in margin was that the Corporation was able to decrease its cost of funds by 194 basis points from the second quarter of 2001 to the second quarter of 2002. During the same time period it lost 120 basis points from the repricing of its earning assets. The decrease in earning assets was caused by a decline in the loan balances during the second half of 2001 and the first half of 2002. See the section of Management Discussion and Analysis captioned "Financial Condition" for additional discussion concerning the change in loan balances. The stable rate environment of the second quarter of 2002 helped from the standpoint that it allowed the repricing of the deposits to continue to catch up with the repricing of the loans that occurred throughout 2001 and to a lesser extent during the first half of 2002. Management believes that if the Federal Reserve will continue the flat to slightly increasing rate environment for the remainder of the year, the Corporation's margin should continue to improve. This, along with the addition of earning assets during the third quarter, will allow the Corporation's net interest income to continue to improve over the prior year. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.
The Provision for Loan Losses has decreased from $1,180,000 during the second quarter of 2001 to $630,000 in the same quarter of 2002. As previously mentioned in the discussion, the Corporation recorded a special one-time provision of $1 million during the second quarter of 2001. If not for this special provision, the second quarter 2001 provision would have been $180,000 compared to a provision of $630,000 for the second quarter of 2002. The level of the provision for the second quarter of 2002 was increased, due to the overall condition of the economy and the continued softness of the Corporation's markets, to a level management anticipates will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 8.5% resulting primarily from a 2.8% increase in income from the Company's Trust and Financial Management activities and a 20.3% increase in income from deposit accounts. The solid increase in income from deposit accounts largely resulted from a new program related to fees on overdrafts. This program is part of an upgraded technology platform that includes more sophisticated account modeling. Other non-interest income increased by $103,000 or 14.0%. This increase was spread among several accounts, non of which individually increased by a material amount. Insurance commissions, fees and premiums increased by $76,000 or 7.7%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. These increases were partially offset by a $144,000 or 37.7% decrease in mortgage loan fee income. During the second quarter, the demand for mortgage refinancing moderated since many homeowners had already refinanced their mortgages during the last year. Although the demand for mortgage refinancings has slowed in recent months, the demand for new loans remains strong. The closing cycle for new home loans is longer than for refinanced mortgages and this fact, along with fewer refinancings, are reflected in the lower income during the quarter. Even though the mortgage fee income is down, the pipeline for new mortgage loans remains strong into the third quarter and there appears to be an increased interest in refinancings as interest rates remain at these very low levels.

The Corporation recognized no securities gains(losses) during the second quarter of 2002, compared to a gain of $163,000 during the second quarter of 2001. The gains in 2001 resulted from securities that had been purchased at a discount being called because of the low rate environment.

Non-interest expenses for the second quarter of 2002 increased by less than 1% over the same period of 2001. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 5.6%, primarily due to higher benefit cost and bonus accruals. The benefit cost increase was in the pension expense area and was due to the effects of a lower rate environment on the present value calculations and low returns in the investment portfolio of the plan due to a weak equity market. The expense of premises and equipment increase by $33,000 or 2.9% due to increased expenditures for maintenance and repairs during the quarter. These increases were somewhat offset by a reduction in other operating expenses of $268,000 or 11.3%. This reduction came from a $128,000 reduction in legal expenses, a $55,000 reduction in advertising expense and $66,000 from the elimination of the amortization of goodwill.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate increased from 18.2% for the second quarter of 2001 to 26.2% for the second quarter of 2002. This increase in the effective tax rate for the quarter resulted primarily from a decline in the portfolio of tax exempt securities and the percentage relationship that tax-exempt income had to total pre-tax income. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements. The rate for the second quarter of 2002 is a more normal rate for the Corporation and should remain close to this level for the remainder of the year, assuming the balance sheet mix of assets remains relatively constant.


FINANCIAL CONDITION

The Corporation's balance sheet shows a decrease in total assets from $1,051 million to $1,046 million during the first half of 2002. During this period, loans declined by $25.2 million. There were several reasons for the continued decline in loans; including the continuing refinancing of variable rate mortgage loans to fixed rate loans (which the Corporation does not hold in its portfolio), tighter underwriting standards in our personal loan portfolio, two large commercial credits that were paid out during the first quarter and a general trend of businesses using excess cash to reduce their debt. Because of lower loan demand, the Corporation decided not to aggressively price
deposits, resulting in a $19.6 million decline in deposits.   During this six-
month period, the Corporation also reduced its Federal Funds sold position by $12.7 million and increased its total borrowings by $2.9 million. The Corporation used this cash flow to increase the investment securities portfolio by $30.6 million. The increase in other liabilities was primarily due to an increase in accrued taxes payable in both the current and deferred accounts and an increase in the Treasury Tax and Loan Account.

Stockholders' equity increased from $102.9 million to $108.8 million during the first half of 2002. During this period there was an increase in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Stockholders' Equity increasing from an unrealized gain of $1,650,000 at December 31, 2001 to an unrealized gain of $4,644,000 at June 30, 2002. Surplus and Undivided Profits increase from $120.0 million at December 31, 2001 to $123.7 at June 30, 2002. During this period, the Corporation earned approximately $7.2 million in net profits. This was offset by dividends during the first half of the year of $3.5 million. Also, the Corporation repurchased 26,300 shares of its common stock in the open market under the announced stock repurchase plan for approximately $827,000.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators.
At June 30, 2002, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund the 976,676 share repurchase transaction in March of 2001, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. As a result, the subsidiary bank is limited to its current year's net profits to pay dividends to the Corporation during 2002, without obtaining further approval from the Comptroller of Currency. At June 30, 2002, without approval, the subsidiary bank was limited to approximately $2.8 million.

Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis. At June 30, 2002, there were no borrowings between the Corporation and its subsidiary bank.


ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets


                                                 ($ In Thousands)
                                                 Average Balance
                                        Quarter      Six Months       Year
                                         ended         ended          ended
                                        6/30/02       6/30/02        12/31/01
                                        ________      ________       ________
EARNING ASSETS:
Net loans                               $593,402      $598,303       $629,248
Federal funds sold and
   other interest-bearing
   assets                                  5,385        12,267         22,816
Securities

  Taxable                                246,720       236,053        185,076
  Nontaxable                             123,001       126,260        132,200
                                        ________      ________       ________

    Totals                               968,508       972,883        969,340


INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                696,453       705,224        714,491
Borrowed funds, federal funds
  purchased and other                    130,430       129,090        115,764
                                        ________      ________       ________

    Totals                               826,883       834,314        830,255
                                        ________      ________       ________

Net amounts                             $141,625      $138,569       $139,085
                                        ========      ========       ========


                                                   ($ In Thousands)
                                                   Interest Income
                                        Quarter       Six months       Year
                                         Ended          ended          ended
                                        6/30/02        6/30/02       12/31/01
                                        _______        _______        _______
EARNING ASSETS:
Net loans                               $10,092        $20,669        $51,852
Federal funds sold and other
  interest-bearing assets                    24            108            950
Securities:
  Taxable                                 3,467          6,750         11,165
  Nontaxable                              1,588          3,124          6,803
                                        _______        _______        _______

    Totals                              $15,171        $30,651        $70,770
                                        =======        =======        =======



INTEREST-BEARING LIABILITIES:
Interest-bearing deposits               $ 4,277        $ 9,003        $29,866
Borrowed funds, federal funds
  purchased and other                     1,389          2,819          6,135
                                        _______        _______        _______

    Totals                                5,666         11,822         36,001
                                        _______        _______        _______

Net interest income                     $ 9,505        $18,829        $34,769
                                        =======        =======        =======





                                                      Yields Earned
                                                    And Rates Paid (%)
                                         Quarter        Six months       Year
                                          Ended           Ended         Ended
                                        06/30/02         06/30/02      12/31/01
                                        ________         ________      ________

EARNING ASSETS:
Net loans                                 6.82%            6.97%         8.24%
Federal funds sold and other
  interest-bearing assets                 1.83%            1.77%         4.16%
Securities:
  Taxable                                 5.64%            5.77%         6.03%
  Nontaxable                              5.18%            4.99%         5.14%
                                       ________         ________      ________

    Totals                                6.28%            6.35%         7.30%
                                       ========         ========      ========


INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                 2.46%            2.57%         4.18%
Borrowed funds, federal funds
  purchased and other                     4.27%            4.40%         5.30%
                                       ________         ________      ________

Totals                                    2.78%            2.86%         4.34%
                                       ________         ________      ________

Net yield on earning assets               3.94%            3.90%         3.59%



Note:  Yields on tax equivalent basis would be:

Nontaxable securities                     7.70%            7.68%         7.92%
                                       ________         ________      ________

Total earning assets                      6.60%            6.70%         7.68%

Net Yield on earning assets               4.28%            4.25%         3.96%
                                       ________         ________      ________



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

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  11    Statement re computation of per-share earnings

                  99 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)     Form 8-K

                  A Form 8-K, was filed to announce the continuation of the Stock Repurchase Program originally announced on June 28, 2001. This Program authorized the repurchase of up to 5%, or 310,000 shares of the Corporation's Common stock. As of the date of this announcement, an additional 265,000 shares remained to be purchased. No financial statements were required to be filed with the report. The extension of this Program was announced on June 20, 2002 and reported on Form 8-K filed on June 21, 2002.

                  A Form 8-K, was filed to announce a four for three
                  (4 for 3) stock split. The stock split will be effected in the form of a stock dividend and the new shares will be distributed on September 9, 2002 to shareholders of record at the close of business on August 16,2002. No financial statements were required to be filed with the report. The stock split was announced on July 30, 2002 and reported on Form 8-K filed on August 1, 2002.


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the quarter and six month period ended June 30, 2002, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



August 12, 2002                          /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer