Form 10-Q
period 2002-09-30
NBC CAPITAL CORP
filed 2002-11-13
CIK 742054

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002.

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

Common Stock, $1 Par Value - 8,199,254 shares as of September 30, 2002.


                   PART  I - FINANCIAL INFORMATION
                       NBC CAPITAL CORPORATION
		      CONSOLIDATED STATEMENTS OF INCOME FOR
            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (Unaudited)


 (Amounts in thousands, except per share data)

                                                      2002     2001
                                                    _______   _______
INTEREST INCOME:
   Interest and Fees on Loans                       $30,596   $40,407
   Interest And Dividends On Investment Securities   15,001    13,505
   Other Interest Income                                146       850
                                                    _______   _______
         Total Interest Income                       45,743    54,762

INTEREST EXPENSE:
   Interest on Deposits                              13,203    23,915
   Interest on Borrowed Funds                         4,288     4,657
                                                    _______   _______
         Total Interest Expense                      17,491    28,572
      Net Interest Income                            28,252    26,190
   Provision for Loan Losses                          2,015     1,540
                                                    _______   _______
      Net Interest Income After Provision for
         Loan Losses                                 26,237    24,650
                                                    _______   _______
NON-INTEREST INCOME:
   Income from Fiduciary Activities                   1,317     1,280
   Service Charges on Deposit Accounts                5,143     4,279
   Insurance Commission and Fee Income                3,046     2,874
   Mortgage Loan Fee Income                             990       960
   Other Non-Interest Income                          2,310     2,110
                                                    _______   _______
      Total Non-Interest Income                      12,806    11,503
   Gains (Losses) on Securities                         279       321

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                    14,681    13,760
   Expense of Premises and Fixed Assets               3,517     3,450
   Other Non-Interest Expense                         6,495     6,730
                                                    _______   _______
     Total Non-Interest Expense                      24,693    23,940
                                                    _______   _______

Income Before Income Taxes                           14,629    12,534
Income Taxes                                          3,823     3,060
                                                    _______   _______

NET INCOME                                          $10,806   $ 9,474
                                                    =======   =======
Net Earnings Per Share:
   Basic                                            $  1.31   $  1.10
                                                    =======   =======
   Diluted                                          $  1.31   $  1.10
                                                    =======   =======

Note 1: The 2001 Earnings Per Share amounts have been restated for the 4 for 3 stock split, accounted for as stock dividend, that occurred during the third quarter of 2002.

                        NBC CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME FOR
               QUARTER ENDED SEPTEMBER 30, 2002 AND 2001
                              (Unaudited)


(Amounts in thousands, except per share data)
                                                      2002     2001
                                                    _______   _______
INTEREST INCOME:
   Interest and Fees on Loans                       $ 9,926   $12,681
   Interest And Dividends On Investment Securities    5,127     4,612
   Other Interest Income                                 39       163
                                                    _______   _______
         Total Interest Income                       15,092    17,456

INTEREST EXPENSE:
   Interest on Deposits                               4,200     7,153
   Interest on Borrowed Funds                         1,469     1,649
                                                    _______   _______

         Total Interest Expense                       5,669     8,802
                                                    _______   _______
      Net Interest Income                             9,423     8,654
   Provision for Loan Losses                            755       180
                                                    _______   _______
      Net Interest Income After Provision for
         Loan Losses                                  8,668     8,474
                                                    _______   _______

NON-INTEREST INCOME:
   Income from Fiduciary Activities                     439       426
   Service Charges on Deposit Accounts                1,812     1,458
   Insurance Commission and Fee Income                1,081     1,006
   Mortgage Loan Fee Income                             349       347
   Other Non-Interest Income                            734       726
      Total Non-Interest Income                       4,415     3,963
   Gains (Losses) on Securities                         188       109

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                     4,889     4,484
   Expense of Premises and Fixed Assets               1,201     1,130
   Other Non-Interest Expense                         2,340     2,166
                                                    _______   _______

      Total Non-Interest Expense                      8,430     7,780

Income Before Income Taxes                            4,841     4,766
Income Taxes                                          1,242     1,313
                                                    _______   _______

NET INCOME                                          $ 3,599   $ 3,453
                                                    =======   =======
Net Earnings Per Share
   Basic                                            $  0.44   $  0.42
   Diluted                                          $  0.44   $  0.42


Note 1: The 2001 Earnings Per Share amounts have been restated for the 4 for 3 stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.

                        NBC CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS


                                         Sept. 30, 2002   Dec. 31, 2001
                                         ______________   _____________
                                           (Unaudited)       (Audited)
(Amounts in thousands, except share
amounts)

   ASSETS:
Cash and Balances Due From Banks:
   Noninterest-Bearing Balances            $   31,304       $   28,752
   Interest-bearing Balances                      965            1,263
                                           __________       __________
      Total Cash and Due From Banks            32,269           30,015
Held-To-Maturity Securities (Market
   value of $48,385 at September 30,
   2002 and $50,623 at December 31,
   2001)                                       44,697           47,683
Available-For-Sale Securities                 340,038          293,043
                                           __________       __________
   Total Securities                           384,735          340,726
Federal Funds Sold and Securities
   Purchased Under Agreement to Resell         16,505           13,510
Loans                                         594,115          622,940
Less: Reserve for Loan Losses                  (6,657)          (6,753)
                                           __________       __________
   Net Loans                                  587,458          616,187
Bank Premises and Equipment (Net)              14,995           15,377
Interest Receivable                             7,592            8,352
Intangible Assets                               2,768            2,857
Other Assets                                   26,847           23,778
                                           __________       __________

   TOTAL ASSETS                            $1,073,169       $1,050,802
                                           ==========       ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-Interest Bearing                    $  100,705       $  101,569
   Interest Bearing Deposits                  705,739          709,134
                                           __________       __________
      Total Deposits                          806,444          810,703
Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase         20,468           16,625
Other Borrowed Funds                          118,158          110,594
Interest Payable                                1,849            2,284
Other Liabilities                              15,227            7,669
                                           __________       __________
    TOTAL LIABILITIES                         962,146          947,875
                                           __________       __________

Shareholders' Equity:
   Common Stock $1 Par Value, Authorized
      10,000,000 shares, Issued 9,615,806
      shares at September 30, 2002 and
      7,212,662 shares at December 31,
      2001                                      9,616            7,213
Surplus and Undivided Profits                 123,097          120,061
Accumulated Other Comprehensive Income          5,350            1,650
Treasury Stock, at Cost                       (27,040)         (25,997)
                                           __________       __________
   TOTAL STOCKHOLDERS' EQUITY                 111,023          102,927
                                           __________       __________
   TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY                               $1,073,169       $1,050,802
                                           ==========       ==========

                           NBC CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                  (Unaudited)


(Amounts in thousands)
                                                     2002       2001
                                                   ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                      $ 10,806   $  9,474
   Adjustments to Reconcile Net Income to
      Net Cash:
         Depreciation and Amortization                1,593      1,921
         Deferred Income Taxes (Credits)             (3,918)    (3,653)
         Provision for Loan Losses                    2,015      1,540
         Loss (Gain) on Sale of Securities             (279)      (321)
         (Increase) Decrease in Interest
            Receivable                                  760      1,386
         (Increase) Decrease in Other Assets         (1,269)    (9,454)
         Increase (Decrease) in Interest Payable       (435)      (445)
         Increase (Decrease) in Other Liabilities     7,558      5,573
                                                   ________   ________
   Net Cash Provided by Operating Activities         16,831      6,021

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Maturities of Securities            36,013     46,667
   Proceeds from Sale of Securities                  33,158     30,380
   Purchase of Securities                          (107,295)  (107,145)
   (Increase) Decrease in Loans                      26,714     20,900
   (Additions) Disposal of Bank Premises and
      Equipment                                      (1,019)    (1,053)
                                                   ________   ________
   Net Cash Used in Investing Activities            (12,429)   (10,251)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Deposits                   (4,259)   (13,592)
   Dividend Paid on Common Stock                     (5,248)    (5,268)
   Increase (Decrease) in Borrowed Funds             11,407     47,058
   Purchase of Treasury Stock                        (1,053)   (24,954)
                                                   ________   ________
   Net Cash Provided by Financing Activities            847      3,244

   Net Increase (Decrease) in Cash and Cash
      Equivalents                                     5,249       (986)

   Cash and Cash Equivalents at Beginning of
      Year                                           43,525     45,150
                                                   ________   ________
   Cash and Cash Equivalents at the End of
      the Period                                   $ 48,774   $ 44,164
                                                   ========   ========
   Interest                                        $ 17,926   $ 29,017
                                                   ========   ========
   Income Taxes                                    $  3,889   $  2,190
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

Note 1.  Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." According to this Statement, goodwill and those intangible assets that have indefinite lives are not amortized, but tested for impairment. Statement No. 142 is effective for years beginning after December 15, 2001. Management is of the opinion the impact of the adoption of the Statement on the Corporation's consolidated financial statements is not significant. If Statement 142 had been in effect for all periods presented, its impact on net income and net income per share would have been as follows for the quarter and nine month period ended September 30, 2001:


                                                     Quarter   Period
                                                      Ended     Ended
                                                     _________________
                                                      Sept. 30, 2001
                                                     _________________
(In thousands, except per share data)
      Reported net income                             $3,453   $9,474
      Add:
         Goodwill Amortization                            66      198
                                                      _______________
         Adjusted Net Income                          $3,519   $9,671
                                                      _______________

      Basic and Diluted net income per share:
         Reported net income                          $ 0.42   $ 1.10
         Goodwill amortization                           .01   $  .03
                                                      _______________
         Adjusted net income                          $ 0.43   $ 1.13
                                                      _______________


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

Had compensation for the stock options been determined based on FASB Statement No. 123, "Accounting for Stock Based Compensation," net income and per share amounts would have been as follows:

                                                        Quarter Ended
                                                         September 30,
                                                         2002    2001
                                                        ______  ______
   Net income:
      As reported                                       $3,599  $3,453
      Pro forma                                          3,534   3,413

   Basic net earnings per share:
      As reported                                       $  .44  $  .42
      Pro forma                                            .43     .41

   Diluted net earnings per share:
      As reported                                       $  .44  $  .42
      Pro forma                                            .43     .41


                                                      Nine Months Ended
                                                         September 30
                                                         2002    2001
                                                        ______  ______
   Net income:
      As reported                                      $10,806  $9,474
      Pro forma                                         10,656   9,427

   Basic net earnings per share:
      As reported                                       $ 1.31  $ 1.10
      Pro forma                                           1.30    1.09

   Diluted net earnings per share:
      As reported                                       $ 1.31  $ 1.10
      Pro forma                                           1.29    1.09



Note 3.  Stock Split

At its July meeting, the Corporation's Board of Directors approved a four-for-three (4 for 3) stock split. This stock split was accounted for as a stock dividend. The new shares were distributed on September 9, 2002, to shareholders of record at the close of business on August 16, 2002. The Corporation paid cash in lieu of fractional shares resulting from this spilt. As a result of the split, all per share amounts and the weighted average number of shares outstanding reported in this Form 10-Q, have been restated to reflect this stock split.

                              PART I.  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                            SEPTEMBER 30, 2002



DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition for the quarter and the nine-month period ended September 30, 2002. Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management.
When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, the overall legal climate in which the Corporations operates and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Following the 50 basis point reduction in November, management expects, based on the available information, that interest rates will remain unchanged during the last quarter of 2002 and trend upward during 2003 and the overall economy in its market will improve somewhat during 2003. The above mentioned rate reduction will put additional pressure on the Corporation's net interest margin for the remaining portion of 2002. The Corporation's 2002 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, it could have a material impact on the Corporation's financial condition and results of operations. The areas of the Corporation's operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K for the year ended December 31, 2001 (herein incorporated by reference), contains a summary of the Corporation's accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management's letter to shareholders and management's discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation's financial condition and results of operations. This information is also sufficient to enable the reader to identify the areas, such as the provision for loan losses, in which management is required to make the most difficult, subjective and /or complex judgments.

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

Under Section 402 of the Sarbanes-Oxley Act of 2002, loans to executive officers are generally prohibited. However, the rule does not apply to any loan made or maintained by an insured depository institutions if the loans are subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans to executive officers by the Corporation's bank subsidiary are subject to the above referenced section of the Federal Reserve Act.

The Corporation does not have investments in any unconsolidated entities over which it exercises management or control. The Corporation does not have relationships with limited or special purpose entities that it relies on to provide financing, liquidity or market and credit risk support.



RESULTS OF OPERATIONS

First three quarters of 2002 compared to the first three quarters of 2001

Earnings for the first three quarters of 2002 increased by 14.1% to $10.81 million or $1.31 per share. This compares to $9.47 million or $1.10 per share for the first three quarters of 2001. On an annualized basis, these 2002 totals equate to a 1.4% return on average assets and a 13.6% return on average equity. For this same period in 2001, return on average assets was 1.2% and return on average equity was 12.0%.

Net interest income for the first three quarters of 2002 was $28.25 million compared to $26.19 million for the same period of 2001. This represents an increase of 7.9%. This increase resulted from a twenty-seven basis point increase in the net interest margin and a .2% increase in average earning assets. The primary reason for the increase in margin was that the Corporation was able to decrease its cost of funds by 178 basis points from the first three quarters of 2001 to the first three quarters of 2002. During the same time period it lost 126 basis points from the repricing of its earning assets. The small increase in earning assets was the result of low loan demand due to the slow economy during the last quarter of 2001 and the first nine months of 2002. The stable rate environment during the first nine months of 2002 helped from the standpoint that it allowed the repricing of deposits to catch up with the repricing of loans that occurred throughout 2001 and to a lesser extent during the first nine months of 2002. The 50 basis point reduction in rates in November will put additional pressure on the Corporation's margin during the last quarter of 2002. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exists, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): Historical loss experiences; trends in delinquencies and non-accruals and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified assets to capital were 16.2% at September 30, 2002, compared to 20.6% at September 30, 2001. The percentage of loans past due 30 days or more was 2.26%. The Reserve for Loan Losses as a percentage of total loans has increased from 1.08% at the end of 2001 to 1.12% at the end of the third quarter of 2002. Overall, loan quality remains good. At the end of the third quarter of 2002, the ratio of non-performing loans to total loans remained low at .68%. This compares to .63% at December 31, 2001 and .70% at September 30, 2001. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the third quarter of 2002 and at the end of 2001 were deemed adequate to cover exposure within the Corporation's loan portfolio.

During the first nine months of 2002, net charge-offs totaled $2.1 million compared to $3.6 million for the same period of 2001. The reason for the decreased charge-offs during 2002, was that in June 2001, the Corporation charged-off a $2 million dollar loan that had defaulted. This loan had previously not been classified as a problem loan and there were special circumstances surrounding its default. The Corporation has filed a claim with its bonding company to recover the entire $2 million; however, it is too early to predict whether there will be a recovery.

The Provision for Loan Losses has increased from $1,540,000 during the first nine months of 2001 to $2,015,000 in the same period of 2002. If it had not been for the special one time provision of $1 million during June 2001, resulting from the above mentioned charge-off, the provision for 2001 would have been $540,000. The level of the provision for the first nine months of 2002 was increased, due to the overall condition of the economy and the continued softness of the Corporation's markets, to a level management anticipates will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 11.3% resulting from a 2.9% increase in income from the Company's Trust and Financial Management activities, a 20.2% increase in income from deposit accounts, and a 3.1% increase in fees from mortgage-related activities. The solid increase in income from deposit accounts largely resulted from a new program related to fees on overdrafts. This program is part of our upgrade in the technology platform that includes more sophisticated account modeling. Mortgage fee income benefited from the continued demand for loans in this low interest rate environment. Although the demand for mortgage refinancings had moderated during the second quarter, the continued decline in mortgage rates has caused the demand to increase once again. Also, during this
period, the demand for new loans remained strong.   As a result, the
pipeline for both new and refinanced mortgage loans remains strong into the fourth quarter. Other non-interest income increased by $200,000 or 9.5%. Approximately 52% of this increase came from an increase in earnings from a $10 million purchase of Bank Owned Life Insurance during the second quarter of 2001. Approximately 31% of the increase came from an increase in ATM Income and the remaining portion came from Check Card Income. Insurance commissions, fees and premiums increased by $172,000 or 6.0%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods.

The Corporation recognized $279,000 in security gains during the first nine months of 2002, compared to gains of $321,000 during the same period of 2001. A large portion of the 2002 gains came as a result of being able to sell some of the lower yielding securities in the portfolio at a gain and reinvesting at a higher yield. The Corporation was able to do this
because of the unusually low rates of 2002.    The gains in 2001 resulted
from securities that had been purchased at a discount being called because of the low rate environment.

Non-interest expenses for the first nine months of 2002 increased by 3.1% over the same period of 2001. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 6.7%, primarily due to higher benefit cost and bonus accruals. Approximately 70% of the increase resulted from bonus accruals in 2002. The Corporation neither accrued nor did it pay any bonuses in 2001. The benefit cost increased due to the effects of a lower rate environment on the present value calculations and low returns in the pension plan's investment portfolio due to a weak equity market. This increase was somewhat offset by a reduction in other operating expenses. Other operating expenses decreased by approximately $235,000 or 3.5%. This decline was primarily from a $198,000 decline in the amortization on goodwill, which is no longer allowed under Generally Accepted Accounting Principals.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate increased from 24.4% for the first nine months of 2001 to 26.1% for the first nine months of 2002. This increase in the effective tax rate resulted primarily from a decline in the portfolio of tax exempt securities and the relationship of tax-exempt income to total pre-tax income. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.

Third quarter of 2002 compared to the third quarter of 2001

Earnings for the third quarter of 2002 increased by 4.2% to $3.60 million or $.44 per share. This compares to $3.45 million or $.42 per share for the third quarter of 2001. On an annualized basis, these 2002 totals equate to a 1.4% return on average assets and a 13.1% return on average equity. For this same period in 2001, return on average assets was 1.3% and return on average equity was 13.6%. The return on average equity declined because the average stockholders' equity increased by a larger amount during this period than net income.

Net interest income for the third quarter of 2002 was $9.42 million compared to $8.65 million for 2001. This represents an increase of 8.9%. This increase resulted from a twenty-five basis point increase in the net interest margin and a $16.4 million increase in average earning assets. The primary reason for the increase in margin was that the Corporation was able to decrease its cost of funds by 151 basis points from the third quarter of 2001 to the third quarter of 2002. During the same time period it lost 107 basis points from the repricing of its earning assets. The increase in earning assets came in the securities portfolio, as the demand for loans remained weak. See the section of Management Discussion and Analysis captioned "Financial Condition" for additional discussion concerning the change in loan balances. The stable rate environment of the third quarter of 2002 helped from the standpoint that it allowed the repricing of deposits to continue to catch up with the repricing of loans that occurred throughout 2001 and to a lesser extent during the first nine months of 2002. The 50 basis point reduction in rates in November will put additional pressure on the Corporation's margin during the last quarter of 2002. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Provision for Loan Losses has increased from $180,000 during the third quarter of 2001 to $755,000 in the same quarter of 2002. The loan loss provision for this quarter is approximately $125,000 higher than the average for the first two quarters of 2002 because of a more conservative stance regarding the provision in our consumer finance operations in light of the continued soft economy. The level of the overall provision for the third quarter of 2002 was increased, due to the overall condition of the economy and the continued softness of the Corporation's markets, to a level management anticipates will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 11.4% resulting primarily from a 3.1% increase in income from the Company's Trust and Financial Management activities and a 24.3% increase in income from deposit accounts. The solid increase in income from deposit accounts largely resulted from a new program related to fees on overdrafts. This program is part of an upgraded technology platform that includes more sophisticated account modeling. Insurance commissions, fees and premiums increased by $75,000 or 7.5%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. During the third quarter, the demand for mortgage loan refinancing increased to 2001 levels as homeowners took advantage of the continued decline in mortgage rates to refinance their mortgages. This resurgence in refinancing activity, along with an increase in new mortgage loan activity allowed the Corporation to maintain a comparable level of Mortgage Loan Fee Income in the third quarter of 2002 as compared to the third quarter of 2001. The mortgage loan pipeline remains strong into the fourth quarter.

The Corporation recognized $188 in securities gains (losses) during the third quarter of 2002, compared to a gain of $109,000 during the third quarter of 2001. A large portion of the third quarter 2002 gains came as a result of being able to sell some of the lower yielding securities in the portfolio at a gain and reinvesting at a higher yield. The Corporation was able to do this because of the unusually low rates during this period. The gains in 2001 resulted from securities that had been purchased at a discount being called because of the low rate environment.

Non-interest expenses for the second quarter of 2002 increased by 8.4% over the same period of 2001. Salaries and employee benefits were up 9.0%, primarily due to higher benefit cost and bonus accruals. Bonus accruals accounted for approximately 62% of this increase. The Corporation neither accrued, nor did it pay any bonuses for 2001. The remaining portion of the increase resulted from normal raises and increased benefit cost. The benefit cost increase was in the pension expense area and was due to the effects of a lower rate environment on the present value calculations and low returns in the investment portfolio of the plan due to a weak equity market. The expense of premises and equipment increase by $71,000 or 6.3% due to increased expenditures for maintenance and repairs during the quarter. Other operating expenses also increased by $174,000 or 8.0%. This increase came primarily from a $60,000 increase in advertising expense and a $90,000 increase in loss on the sale of repossessions and other real estate. Also included in this change was a decline of $33,000 in the amortization of goodwill, which can no longer be amortized under Generally Accepted Accounting Principals.
The changes in the remaining accounts classified in this category were not of a material amount.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate decreased from 27.5% for the third quarter of 2001 to 25.7% for the third quarter of 2002. Both of these percentages are within the normal range for tax rates and differ with the mix of income from municipal securities in the portfolio and the percentage relationship of tax-free income to total pre-tax income. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows an increase in total assets from $1,051 million to $1,073 million during the first nine months of 2002. During this period, loans declined by $28.8 million. There were several reasons for the continued decline in loans; including the continued refinancing of variable rate mortgage loans to fixed rate loans (which the Corporation does not hold in its portfolio), tighter underwriting standards in our personal loan portfolio, two large commercial credits that were paid out during the first quarter and a general trend of businesses using excess cash to reduce their debt. Because of lower loan demand, the Corporation decided not to aggressively price deposits,
resulting in a $4.3 million decline in deposits.   During this nine-month
period, the Corporation increased its securities sold under agreements to repurchase by $3.8 million and increased its total borrowings by $7.6 million. The Corporation used this cash flow to increase the investment securities portfolio by $44.0 million, cash and due from banks by $2.3 million and its federal funds sold by $3.0 million. The increase in other liabilities was primarily due to an increase in accrued taxes payable in both the current and deferred accounts and an increase in the Treasury Tax and Loan Account.

Stockholders' equity increased from $102.9 million to $111.0 million during the first nine months of 2002. During this period, Common Stock increased from $7.2 million to $9.6 million. This resulted from the four for three (4 for 3) stock split discussed in Note 3. Since this split was accounted for as a stock dividend, the $2.4 million in par value of the split shares was moved from Retained Earnings to Common Stock. Also, there was an increase in the market value of the available-for-sale portion of the investment securities portfolio. This caused the Accumulated Other Comprehensive Income component of Stockholders' Equity to increase from an unrealized gain of $1,650,000 at December 31, 2001 to an unrealized gain of $5,350,000 at September 30, 2002. Surplus and Undivided Profits increased from $120.1 million at December 31, 2001 to $123.1 at September 30, 2002. During this period, the Corporation earned approximately $10.8 million in net profits. This was offset by cash dividends during the first three quarters of $5.3 million and $2.4 million for the stock split discussed above. Also, the Corporation repurchased 43,616 shares of its common stock in the open market under the announced stock repurchase plan for approximately $1,043,000.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At September 30, 2002, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund the 976,676 share repurchase transaction in March of 2001, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. As a result, the subsidiary bank is limited to its current year's net profits to pay dividends to the Corporation during 2002, without obtaining further approval from the Comptroller of the Currency. At September 30, 2002, without approval, the subsidiary bank was limited to approximately $5.5 million.

Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis. At September 30, 2002, there were no borrowings between the Corporation and its subsidiary bank.

ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets.


                                             ($ In Thousands)
                                              Average Balance

                                     Quarter    Nine Months     Year
                                      ended        ended        ended
                                     9/30/02      9/30/02     12/31/01
                                    ________     ________     ________
EARNING ASSETS:
Net loans                           $590,131     $595,547     $629,248
Federal funds sold and other
   interest-bearing assets             8,310       10,922       22,816
Securities
   Taxable                           263,105      245,096      185,076
   Nontaxable                        121,487      124,652      132,200
                                    ________     ________     ________

      Totals                         983,033      976,217      969,340
                                    ________     ________     ________


INTEREST-BEARING LIABILITIES:
Interest-bearing deposits            695,202      701,847      714,491
Borrowed funds, federal
   funds purchased and other         141,659      133,325      115,764
                                    ________     ________     ________

      Totals                         836,861      835,172      830,255
                                    ________     ________     ________

Net amounts                         $146,172     $141,045     $139,085
                                    ========     ========     ========

                                              ($ In Thousands)
                                               Interest Income

                                     Quarter    Nine Months     Year
                                      ended        ended        ended
                                     9/30/02      9/30/02     12/31/01
                                    ________     ________     ________
EARNING ASSETS:
Net loans                           $  9,927     $ 30,596     $ 51,852
Federal funds sold and other
   interest-bearing assets                38          146          950
Securities:
   Taxable                             3,611       10,361       11,165
   Nontaxable                          1,516        4,640        6,803
                                    ________     ________     ________

      Totals                        $ 15,092     $ 45,743     $ 70,770
                                    ========     ========     ========


INTEREST-BEARING LIABILITIES:
Interest-bearing deposits           $  4,200     $ 13,203     $ 29,866
Borrowed funds, federal
   funds purchased and other           1,469        4,288        6,135
                                    ________     ________     ________

      Totals                           5,669       17,491       36,001
                                    ________     ________     ________

Net interest income                 $  9,423     $ 28,251     $ 34,769
                                    ========     ========     ========

                                               Yields Earned
                                             And Rates Paid (%)

                                     Quarter    Nine Months     Year
                                      ended        ended        ended
                                     9/30/02      9/30/02     12/31/01
                                    ________     ________     ________

EARNING ASSETS:
Net loans                              6.67%        6.87%        8.24%
Federal funds sold and other
   interest-bearing assets             1.85%        1.79%        4.16%
Securities:
   Taxable                             5.45%        5.65%        6.03%
   Nontaxable                          4.95%        4.98%        5.14%
                                    ________     ________     ________

      Totals                           6.09%        6.26%        7.30%
                                    ========     ========     ========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits              2.40%        2.52%        4.18%
Borrowed funds, federal
   funds purchased and other           4.12%        4.30%        5.30%
                                    ________     ________     ________

Totals                                 2.69%        2.80%        4.34%
                                    ________     ________     ________

Net yield on earning assets            3.80%        3.87%        3.59%




Note:  Yields on tax equivalent basis would be:

Nontaxable securities                  7.61%        7.66%        7.92%
                                    ________     ________     ________

Total earning assets                   6.42%        6.61%        7.68%
                                    ________     ________     ________

Net Yield on earning assets            4.13%        4.21%        3.96%
                                    ________     ________     ________

                              PART I.   ITEM  3

         Quantitative and Qualitative Disclosures About Market Risk

                               Not Applicable






                               PART I.  ITEM 4

                          Controls and Procedures

                             September 30, 2002



It is the responsibility of the Chief Executive Officer and the Chief Financial Officer to establish and maintain the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NBC Capital Corporation. These disclosure controls and procedures have been designed to ensure that material information relating to NBC Capital Corporation, including its consolidated subsidiaries, is made known to these officers by others within those entities, during the period covered by this filing and up to and including the filing date of this report.

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated on October 15, 2002 (a date within 90 days of the filing of this report). It is the conclusion of the Chief Executive Officer and the Chief Financial Officer that, as of the date of the evaluation, the disclosure controls and procedures of NBC Capital Corporation are functioning effectively to make known all material information that requires disclosure in this filing.

In response to Item 307b of Regulation S-K, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation. Therefore, no corrective actions were necessary with regard to significant deficiencies and material weaknesses.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits

                11   Statement re computation of per-share earnings

                99 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

                99 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

          (b)   Form 8-K

                A Form 8-K, was filed to announce a four for three
                (4 for 3) stock split. The stock split was effected in the form of a stock dividend and the new shares were distributed on September 9, 2002 to shareholders of record at the close of business on August 16,2002. No financial statements were required to be filed with the report. The stock split was announced on July 30, 2002 and reported on Form 8-K filed on August 1, 2002.



The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the quarter and nine month period ended September 30, 2002, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



November 12, 2002    		           /s/ Richard T. Haston
Date                                     Richard T. Haston
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer





CERTIFICATIONS

I, Lewis F. Mallory, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NBC Capital
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 12, 2002
                                          /s/  Lewis F. Mallory, Jr.
                                      _________________________________
                                          Chairman of the Board and
                                           Chief Executive Officer



I, Richard T. Haston, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NBC Capital
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 12, 2002

                                            /s/ Richard T. Haston
                                      _________________________________
                                         Executive Vice President and
                                           Chief Financial Officer




EXHIBIT INDEX:


Page 24           11    Statement re computation of per-share earnings

Page 25           99    Certificate pursuant to 18 U.S.C., Section 1350 as
                        adopted pursuant to section 906 of Sarbanes-Oxley
                        Act of 2002-Chief Executive Officer

Page 26           99    Certificate pursuant to 18 U.S.C., Section 1350 as
                        adopted pursuant to section 906 of Sarbanes-Oxley
                        Act of 2002-Chief Financial Officer

