Form 10-K
period 2002-12-31
NBC CAPITAL CORP
filed 2003-03-28
CIK 742054

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended       December 31, 2002

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

 Yes   X               No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of the voting stock held by nonaffiliates as of February 14, 2003, was approximately:

        $157,964,207
___________________________
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date:

     Common Stock, $1 par value - 8,182,878 shares outstanding as of February 14, 2003.


Documents incorporated by reference -

     Portions of the Proxy Statement dated April 10, 2003 are incorporated by reference into Part III.


                               FORM 10-K
                                 INDEX

     Part I
     ______

     Item  1.   Business
     Item  2.   Properties
     Item  3.   Legal Proceedings
     Item  4.   Submission of Matters to a Vote of Security
                 Holders

     Part II
     _______

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


     Part III
     ________

     Item 10.   Directors and Executive Officers of the Company
     Item 11.   Executive Compensation
     Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management
     Item 13.   Certain Relationships and Related Transactions


     Part IV
     _______

     Item 14.   Controls and Procedures
     Item 15.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K



                                     PART I
                                     ______

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

NBC Capital Corporation

     The Company is a financial holding company which was organized under the laws of the State of Mississippi. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce (NBC), a national banking corporation. For the year ended December 31, 2002, the Company's subsidiaries accounted for approximately 99% of the Company's consolidated income and consolidated expenses.

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

     NBC is engaged in the general banking business and activities closely related to banking as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 2002.

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

NBC Service Corporation

     NBC Service Corporation (Service) is a wholly-owned subsidiary of NBC and was formed to provide additional financial services that otherwise might not be provided by NBC. For the years 2002 and 2001, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC) of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from premiums on credit life insurance on loans issued by NBC. For the year 2002, NBC discontinued credit life insurance on loans. As a result, plans are for CNIC to be dissolved and liquidated in 2003.

Galloway-Chandler-McKinney Insurance Agency, Inc.

     Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM) is a wholly-owned subsidiary of NBC. GCM operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities, and other commercial lines. GCM is the result of the insurance agencies acquired on September 30, 1999, and April 28, 2000, as previously described. GCM has locations in Columbus, West Point, Amory, Starkville, and Aberdeen, Mississippi.
At December 31, 2002, GCM had total assets of approximately $3.0 million, and for the year ended December 31, 2002, reported gross revenues of approximately $4.1 million.

NBC Insurance Services of Alabama, Inc.

     NBC Insurance Services of Alabama is a wholly-owned subsidiary of NBC and was formed in 1999 for the purpose of selling annuity products in the State of Alabama. For the years ended December 31, 2002 and 2001, its activities were not significant.

First National Finance

     First National Finance (Finance), a wholly-owned subsidiary of the Company, is a finance company that provides lending and financing services to consumers. It engages in consumer financing, and its loans are of a smaller amount and a higher interest rate than those of NBC. Its loan portfolio totaled approximately $640,000 at December 31, 2002. Finance is located in West Point, Mississippi. Finance was acquired as part of the FNC acquisition previously mentioned.

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

     NBC also serves the City of Tuscaloosa, Alabama, with a main office and four branch locations. The bank competes with approximately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $90 million to $45 billion. Asset size of the competitive banks is that of the parent bank and not of the branch. In Tuscaloosa, NBC also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies.

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

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the Act) and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board also performs examinations of the Company. In addition, the Federal Reserve Board has the authority to regulate provisions of certain holding company debt.

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

     The Act requires every holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act permits the acquisition by a holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, subject to certain state laws, including the establishment by states of a minimum age of their local banks before such banks can be acquired by an out-of-state institution. The Act and regulations of the Federal Reserve Board also prohibit a holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

     Dividends paid by the Company are substantially provided from dividends from NBC. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In March, 2001, NBC obtained approval to pay a dividend of $24.2 million to the Company which was used to acquire 976,676 shares of the Company's common stock from its largest stockholder and related parties. For the year 2003, NBC has available approximately $7.1 million plus its net income for that year to pay as dividends.

     The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary bank. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's bank subsidiary for the "well capitalized" category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's bank subsidiary's FDIC assessment, trust services and asset/liability management. At December 31, 2002, the Tier 1 and total capital ratios, respectively, of the Company (consolidated) and NBC (individually) were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

     The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

     (a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution's rating under the regulatory CAMELS rating system. Institutions with CAMELS ratings of one that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2002, the Company's leverage capital ratio was 9.9%.

     (b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 3.0 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8.0 percent. At December 31, 2002, the Company's Tier 1 and total capital ratios were 16.5% and 17.4%, respectively.

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

     The GLB Act was signed into law in November, 1999, and allows banks to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities through the use of "financial holding companies." The expanded powers, which became effective March 11, 2000, generally are available to banks only if the bank and its bank subsidiaries remain well-capitalized and well-managed, and have a satisfactory CRA rating. Under the GLB Act, a national bank may engage in expanded financial activities through a "financial subsidiary," provided the aggregate assets of all of its financial subsidiaries do not exceed the lesser of 45 percent of the bank's assets or $50 billion. A financial subsidiary may underwrite any financial product other than insurance and may sell any financial product, including title insurance. A national bank itself may not sell title insurance, however, unless the state in which the bank is located permits state banks to sell title insurance.

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

     NBC is a member of the FDIC and its deposits are insured as provided by law.

     CNIC, GCM, and NBC Insurance Services of Alabama, Inc. are subject to regulation by the applicable state agencies. These agencies set reserve requirements, reporting standards, and establish regulations, all of which affect business operations.

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act broadened anti-money laundering requirements on financial institutions, including national banks such as NBC. Among its provisions, the USA Patriot Act requires a financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and
(iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act. It is not anticipated that the USA Patriot Act will have a significant impact on the financial condition or results of operations of NBC.

     The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which attempts to strengthen the independence of public company auditors by, among other things,
(i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company's audit committee to preapprove all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

     The Sarbanes-Oxley Act also seeks to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company's financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, and (v) prohibiting officers and directors from trading in the company's equity securities during pension blackout periods. In addition, public companies with securities listed on a national securities exchange or association must satisfy the following additional requirements:
(i) the company's audit committee must appoint and oversee the company's auditors; (ii) each member of the company's audit committee must be independent; (iii) the company's audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (iv) the company's audit committee must have the authority to engage independent advisors; and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

     The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that (i) require that financial disclosures reflect all material correcting adjustments identified by the company's auditors,
(ii) require the disclosure of all material off-balance sheet transactions,
(iii) require the Securities and Exchange Commission to issue rules regarding the use by public companies of pro forma financial information,
(iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit public companies from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report changes in their ownership in the company's securities within two business days of the change, (vi) require a company's management to provide a report of its assessment of the internal controls of the company in its annual report,
(vii) require public companies to adopt codes of conduct for senior financial officers and (viii) require companies to disclose whether the company's audit committee has a financial expert as a member.

     The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings, corporate audits and increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers.

     While certain provisions of the Sarbanes-Oxley Act have already become effective, many provisions in the Sarbanes-Oxley Act will become effective over the course of 2003. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations promulgated by the Securities and Exchange Commission thereunder, the Company does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the consolidated financial statements. The allowance for loan losses is based upon management's assessment of the probable loan losses inherent in the loan portfolio and, as such, is considered a critical accounting policy. The determination of the allowance requires significant judgment and is based upon various factors, many of which are subjective. Note A to the consolidated financial statements discloses the methodology used by management to determine the allowance.

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

Executive Officers

     The executive officers of the Company and its bank subsidiary, NBC, are listed below. The title indicates a position held in the Company and the bank.

         Name and Title        Age           Five Year Experience
_____________________________  ___  ____________________________________

L. F. Mallory, Jr.              60  Chairman and Chief Executive Officer,
 Chairman and Chief Executive        NBC Capital Corporation and NBC
 Officer, NBC Capital
 Corporation and NBC

Mark A. Abernathy               46  President and Chief Operating Officer,
 President and Chief                 NBC Capital Corporation and NBC
 Operating Officer, NBC
 Capital Corporation and NBC

Hunter M. Gholson               70  Secretary of NBC Capital Corporation
 Secretary                           and NBC

Richard T. Haston               56  Executive Vice President, Chief
 Executive Vice President,           Financial Officer, and Treasurer,
 CFO, and Treasurer, NBC             NBC Capital Corporation, and
 Capital Corporation and             Executive Vice President and
 Executive Vice President            Chief Financial Officer, NBC
 and CFO, NBC

Bobby L. Harper                 61  Chairman of Executive Committee, NBC
 Chairman of the Executive           Capital Corporation and NBC.
 Committee, NBC Capital              Columbus Regional Bank President,
 Corporation and NBC and             NBC since September, 2002;
 Columbus Regional Bank              Executive Vice President, Banking
 President, NBC                      Center Administration, NBC
                                     January, 1999 - September, 2002;
                                     President of NBC Columbus Banking
                                     Center from January, 1981 -
                                     January, 1999

Tommy M. Tomlinson              49  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation since January, 1999.
 Corporation and Starkville          Starkville Regional Bank
 Regional Bank President, NBC        President, NBC, since September,
                                     2002; Executive Vice President,
                                     Credit Administration, NBC, from
                                     January, 1999 - September, 2002;
                                     Executive Vice President and
                                     Senior Credit Officer of the
                                     Starkville Banking Center, NBC
                                     from January, 1996 - December,
                                     1998

Thomas J. Prince, Jr.           61  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Division Manager of
 Vice President, Division            Consumer Financial Service, NBC,
 Manager of Consumer Financial       since April, 1998; President,
 Services NBC                        NBC Aberdeen Banking Center
                                     from January, 1985 - April, 1998

Donald J. Bugea, Jr.            49  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President and Investment
 Vice President and Investment       Officer, NBC
 Officer, NBC

John R. Davis                   47  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Senior Vice
 Corporation and Senior Vice         President and Trust Officer,
 President and Trust Officer,        NBC since January, 1999, Vice
 NBC                                 President and Trust Officer
                                     of NBC from January, 1991 -
                                     December, 1998

Clifton B. Fowler               54  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation, Executive Vice
 Corporation and Executive           President, Commercial Banking
 Vice President, Commercial          of NBC in 2002; previously
 Banking, NBC                        President, NBC Starkville
                                     Banking Center

Marcus Mallory                  35  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation and Executive Vice
 Corporation and Executive           President, Credit Administration,
 Vice President, Credit              NBC since August, 2002; Senior
 Administration, NBC                 Vice President, Senior Credit
                                     Officer, NBC Columbus Banking
                                     Center from June, 1997 -
                                     September, 2002

Terry Jones                     57  Vice President, NBC Capital
 Vice President, NBC Capital         Corporation, Chief Information
 Corporation, Chief                  Officer, NBC since December,
 Information Officer, NBC            2001, Senior Vice President,
                                     Chief Information Officer, NBC,
                                     from January, 2000 - August,
                                     2002; Senior Vice President,
                                     Director of Information Systems,
                                     NBC, from June, 1997 -
                                     January, 2000

Personnel

     At December 31, 2002, NBC had approximately 430 full-time employees, Finance had 3 full-time employees and GCM had approximately 44 full-time employees. The Company, Service, and CNIC had no employees at December 31, 2002.


ITEM 2 - PROPERTIES

     The Company, Service and CNIC owned no properties at December 31, 2002. GCM and Finance operate out of leased office buildings.

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


                                PART II
                                _______


ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 (a) Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption, "Market Information."

 (b)  At December 31, 2002, the Company had 2,627 security holders.

 (c) Dividends on common stock were declared quarterly in 2002 and 2001 and totaled as follows:


                                                      (In thousands)
                                                       December 31,
                                                      ______________
                                                       2002    2001
                                                      ______  ______

   Dividends declared, $.87 per share                 $7,123  $   -

   Dividends declared, $.82 per share                    -     6,998
                                                      ______  ______

                                                      $7,123  $6,998
                                                      ======  ======

Also, in the year 2002, the Company declared a 4-for-3 stock split accounted for as a stock dividend. All per share information has been restated to reflect the stock split.


ITEM 6 - SELECTED FINANCIAL DATA

                                  Years Ended December 31,
                       2002       2001      2000      1999     1998
                   __________ __________ __________ ________ ________
                           (In thousands, except per share data)
INCOME DATA
Interest and
 fees on loans     $   40,022 $   51,852 $   57,535 $ 52,219 $ 52,955
Interest and
 dividends on
 securities            19,814     17,968     14,052   12,430   13,416
Other interest
 income                   215        950      1,148    2,440    1,953
                   __________ __________ __________ ________ ________
Total interest
 income                60,051     70,770     72,735   67,089   68,324
Interest expense       22,876     36,001     34,978   30,998   32,744
                   __________ __________ __________ ________ ________
 Net interest
  income               37,175     34,769     37,757   36,091   35,580
Provision for
 loan losses            2,790      1,720      1,280    1,769    3,187
                   __________ __________ __________ ________ ________
Net interest
 income after
 provision for
 loan losses           34,385     33,049     36,477   34,322   32,393
                   __________ __________ __________ ________ ________
Service charges
 on deposit
 accounts               7,110      5,942      5,306    5,230    4,720
Other income           10,936     10,524      8,456    7,824    4,871
                   __________ __________ __________ ________ ________
Total noninterest
 income                18,046     16,466     13,762   13,054    9,591
                   __________ __________ __________ ________ ________
Salaries and
 employee
 benefits              19,827     18,156     17,260   17,545   16,024
Occupancy and
 equipment
 expense                4,728      4,616      4,539    4,213    3,778
Other expenses          8,863      9,344      9,118   12,211    9,299
                   __________ __________ __________ ________ ________
Total noninterest
 expenses              33,418     32,116     30,917   33,969   29,101
                   __________ __________ __________ ________ ________
Income before
 income taxes          19,013     17,399     19,322   13,407   12,883
Income taxes            4,792      4,261      5,277    2,899    2,881
                   __________ __________ __________ ________ ________

Net income         $   14,221 $   13,138 $   14,045 $ 10,508 $ 10,002
                   ========== ========== ========== ======== ========
PER SHARE DATA (1)
Net income -
 basic             $     1.73 $     1.54 $     1.47 $   1.10 $   1.07
Net income -
 diluted                 1.73       1.54       1.47     1.10     1.06
Dividends                 .87        .82        .73      .65      .55

FINANCIAL DATA
Total assets       $1,077,456 $1,050,802 $1,009,515 $973,570 $937,147
Net loans             578,678    616,187    637,800  613,557  576,731
Total deposits        817,447    810,703    804,804  752,810  776,955
Total
 shareholders'
 equity               111,107    102,927    120,123  111,251  111,868


(1)  Restated for 4-for-3 stock split.
(2) Financial data includes accounts of significant pooled acquisitions for all years presented.
(3) Merger-related expenses amounted to $2.5 million after tax in 1999 and $1.8 million after tax in 1998.



                     SUPPLEMENTAL STATISTICAL INFORMATION

  I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. Average balance sheets (consolidated):

        The following table presents, for the years indicated, condensed daily average balance sheet information.

                                                  (In Thousands)
            Assets                         2002        2001       2000
                                        __________  __________  ________

        Cash and due from banks         $   25,711  $   26,462  $ 28,968
        Securities:
          Taxable                          250,970     185,076   133,497
          Non-taxable                      123,380     132,200   118,341
                                        __________  __________  ________
            Total securities               374,350     317,276   251,838
        Federal funds sold and other
          interest-bearing assets           12,986      22,816    17,962

        Loans                              591,297     629,248   630,851
        Less allowance for loan losses       7,122       8,507    10,093
                                        __________  __________  ________
          Net loans                        584,175     620,741   620,758
        Other assets                        61,060      54,571    44,728
                                        __________  __________  ________

        Total Assets                    $1,058,282  $1,041,866  $964,254
                                        ==========  ==========  ========


                                                  (In Thousands)
            Liabilities and                2002        2001       2000
            Stockholders' Equity        __________  __________  ________

        Deposits:
          Noninterest-bearing           $   99,199  $   96,249  $ 94,038
          Interest-bearing                 701,654     714,491   685,287
                                        __________  __________  ________
            Total deposits                 800,853     810,740   779,325

        Federal funds purchased and
          securities sold under
          agreements to repurchase          19,430      19,159    18,734
        Borrowed funds                     115,209      96,605    39,781
        Other liabilities                   15,528      13,167    10,806
                                        __________  __________  ________

          Total liabilities                951,020     939,671   848,646

        Stockholders' equity               107,262     102,195   115,608
                                        __________  __________  ________
        Total Liabilities and
          Stockholders' Equity          $1,058,282  $1,041,866  $964,254
                                        ==========  ==========  ========

     B. Analysis of Net Interest Earnings

     The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:
                                                  ($ In Thousands)
                                                   Average Balance
                                            ____________________________
                                              2002      2001      2000
                                            ________  ________  ________
        EARNING ASSETS
        Loans                               $591,297  $629,248  $630,851
        Federal funds sold and
         other interest-bearing
         assets                               12,986    22,816    17,962
        Securities:
         Taxable                             250,970   185,076   133,497
         Nontaxable                          123,380   132,200   118,341
                                            ________  ________  ________
        Totals                               978,633   969,340   900,651
                                            ________  ________  ________

        INTEREST-BEARING LIABILITIES
        Interest-bearing deposits            701,654   714,491   685,287
        Borrowed funds, federal funds
          purchased and securities sold
          under agreements to repurchase     134,639   115,764    58,515
                                            ________  ________  ________
        Totals                               836,293   830,255   743,802
                                            ________  ________  ________

        Net Amounts                         $142,340  $139,085  $156,849
                                            ========  ========  ========


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   2002    2001    2000   2002 2001 2000
                                 _______ _______ _______  ____ ____ ____
        EARNING ASSETS
        Loans                    $40,022 $51,852 $57,535  6.77 8.24 9.12
        Federal funds sold and
         other interest-bearing
         assets                      215     950   1,148  1.66 4.16 6.39
        Securities:
         Taxable                  13,675  11,165   7,966  5.45 6.03 5.97
         Nontaxable                6,139   6,803   6,086  4.98 5.15 5.14
                                 _______ _______ _______  ____ ____ ____

        Totals                   $60,051 $70,770 $72,735  6.14 7.30 8.08
                                 ======= ======= =======  ==== ==== ====


                                     ($ In Thousands)     Yields Earned
                                  Interest for the Year        And
                                    Ended December 31,    Rates Paid (%)
                                 _______________________  ______________
                                   2002    2001    2000   2002 2001 2000
                                 _______ _______ _______  ____ ____ ____
        INTEREST-BEARING
        LIABILITIES
        Interest-bearing
         deposits                $17,171 $29,866 $31,559  2.45 4.18 4.61
        Borrowed funds, federal
         funds purchased and
         securities sold under
         agreements to
         repurchase                5,705   6,135   3,419  4.24 5.30 5.84
                                 _______ _______ _______  ____ ____ ____

        Totals                    22,876  36,001  34,978  2.74 4.34 4.70
                                 _______ _______ _______  ==== ==== ====

        Net interest income      $37,175 $34,769 $37,757
                                 ======= ======= =======

        Net yield on earning assets                       3.80 3.59 4.19
                                                          ==== ==== ====
        (1) Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

        (2) For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.

        (3) Interest income on loans includes related fees.

C.  Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

                            (In Thousands)           (In Thousands)
                           2002 Over 2001            2001 Over 2000
                   ___________________________  _________________________
                           Change Due To:            Change Due To:
                   ___________________________  _________________________
                      Total    Rate    Volume    Total    Rate    Volume
                   ________  ________  _______  _______  _______  _______
EARNING ASSETS
Loans              $(11,830) $ (8,841) $(2,989) $(5,683) $(5,540) $  (143)
Federal funds
 sold and other
 interest-bearing
 assets                (735)     (428)    (307)    (198)    (881)     683
Securities:
 Taxable              2,510      (929)   3,439    3,199       88    3,111
 Nontaxable            (664)     (219)    (445)     717        4      713
                    ________  ________  _______  _______  _______  _______

Totals              $(10,719) $(10,417) $  (302) $(1,965) $(6,329) $ 4,364
                    ========  ========  =======  =======  =======  =======


                            (In Thousands)           (In Thousands)
                            2002 Over 2001           2001 Over 2000
                     __________________________  ________________________
                            Change Due To:           Change Due To:
                     __________________________  ________________________
                       Total     Rate    Volume   Total    Rate    Volume
                     ________  ________  ______  _______  _______  ______
INTEREST-BEARING
LIABILITIES
Interest-bearing
 deposits            $(12,695) $(12,167) $ (528) $(1,693) $(4,004) $2,311
Interest on borrowed
 funds and federal
 funds purchased and
 securities sold
 under agreements to
 repurchase              (430)   (1,327)    897     2,717    (396)  3,113
                     ________  ________  ______  _______  _______  ______

Totals               $(13,125) $(13,494) $  369  $ 1,024  $(4,400) $5,424
                     ========  ========  ======  =======  =======  ======

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


 II. INVESTMENT PORTFOLIO

     A. The following tables present the book values of securities as of the dates indicated:
                                                 (In Thousands)
                                                  December 31,
                                          ____________________________
                                            2002      2001      2000
                                          ________  ________  ________

        U. S. Treasury                    $    302  $    306  $  4,544
        U. S. Government agencies and
          mortgage-backed securities       259,548   185,751   137,684
        States and political subdivisions  106,212   113,871   124,011
        Other                               27,721    40,798    15,551
                                          ________  ________  ________

        Total book value                  $393,783  $340,726  $281,790
                                          ========  ========  ========

     B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2002, and the weighted average yield of such securities:

                                         ($ In Thousands)
                                      Weighted Average Yield
                         _______________________________________________
                          0 - 1   Yield    1 - 5   Yield  5 - 10   Yield
                          Year     (%)     Years    (%)    Years    (%)
                         _______  _____  ________  _____  _______  _____
        Securities:

         U. S. Treasury  $   100  2.75%   $   202  2.25%  $   -      -
         U. S. Govern-
          ment agencies      402  5.80%       774  3.36%      273  5.04%
         Nontaxable
          municipals      12,720  7.65%    59,321  7.60%   10,496  8.84%
         Taxable
          municipals         -      -       1,192  6.66%      128  7.18%
         Other             2,252  6.86%     2,102  5.91%    1,466  5.81%
                         _______          _______         _______

         Total           $15,474          $63,591         $12,363
                         =======          =======         =======

                           10+    Yield
                          Years    (%)
                         _______  _____
        Nontaxable
         municipals      $22,201  9.15%
        Taxable
         municipals          154  7.37%
        Equities          21,569  4.87%
        Other                332  6.45%
                         _______

         Total           $44,256
                         =======

                          Book    Yield
                          Value    (%)
                        ________  _____
        Mortgage-
         backed
         securities     $258,099  5.49%
                        ========

        NOTE: Interest and yields on tax-exempt obligations are on a taxable equivalent basis.

               Average yield on floating rate securities was determined using the current yield.

               Table includes securities classified as available-for-sale and held-to-maturity at carrying values.

               The majority of mortgage-backed securities are backed by
               U. S. Government agencies.

     C. Investment securities in excess of 10% of stockholders' equity.

        At December 31, 2002, there were no securities from any issuers in excess of 10% of stockholders' equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

     A. Type of loans

        The amount of loans outstanding by type at the indicated dates are shown in the following table:

                                        (In Thousands)
                                         December 31,
                        ________________________________________________
             Type         2002      2001      2000      1999      1998
        ______________  ________  ________  ________  ________  ________

        Commercial,
         financial and
         agriculture    $103,327  $101,630  $103,045  $101,503  $ 81,365

        Real estate -
         construction     30,028    31,461    33,638    26,185    27,253

        Real estate -
         mortgage        364,875   387,667   402,987   390,205   366,219

        Installment
         loans to
         individuals      77,692    94,424   105,564   101,624   104,470

        Other              8,785     7,758     2,255     4,234     7,526
                        ________  ________  ________  ________  ________

          Total loans   $584,707  $622,940  $647,489  $623,751  $586,833
                        ========  ========  ========  ========  ========

     B. Maturities and sensitivities of loans to changes in interest rates:

                                                    (In Thousands)
                                                  December 31, 2002
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                             1 Year
                                    Within   Through     Over
                    Type            1 Year   5 Years   5 Years    Total
         _______________________   ________  ________  ________  ________

         Commercial, financial
          and agricultural         $ 78,834  $ 22,646  $  1,847  $103,327
         Real estate -
          construction               26,859     3,019       150    30,028
                                   ________  ________  ________  ________

                                   $105,693  $ 25,665  $  1,997  $133,355
                                   ========  ========  ========  ========


                                                    (In Thousands)
                                                  December 31, 2002
                                             ____________________________
                                                 Maturing or Repricing
                                             ____________________________
                                              After
                                              1 Year
                                    Within   Through     Over
                    Type            1 Year   5 Years   5 Years    Total
         ________________________  ________  ________  ________  ________

         Loans with:
          Predetermined interest
           rates                   $ 25,393  $ 25,665  $  1,997  $ 53,055
          Floating interest
           rates                     80,300       -         -      80,300
                                   ________  ________  ________  ________

                                   $105,693  $ 25,665  $  1,997  $133,355
                                   ========  ========  ========  ========

     C. Nonperforming loans

        1. The following table states the aggregate amount of loans which were nonperforming in nature:

                                                (In Thousands)
                                                 December 31,
                                   ______________________________________
                  Type              2002    2001    2000    1999    1998
            __________________     ______  ______  ______  ______  ______

            Loans accounted
             for on a
             nonaccrual basis      $1,274  $2,050  $1,384  $  270  $  927
                                   ======  ======  ======  ======  ======
            Accruing loans
             past due 90 days
             or more               $2,700  $1,850  $2,356  $2,975  $2,902
                                   ======  ======  ======  ======  ======
            Renegotiated
             "troubled" debt       $  304  $  665  $  294  $  132  $  337
                                   ======  ======  ======  ======  ======

        2. There were no loan concentrations in excess of 10% of total loans at December 31, 2002. However, lending activities are affected by the economic trends within the areas served by the Company and its subsidiaries. This, in turn, can be influenced by the areas' larger employers, such as Mississippi State University, University of Alabama, Bryan Foods, Columbus Air Force Base, and the Mercedes-Benz Automotive Plant.

        3. There were no outstanding foreign loans at December 31, 2002.

        4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

        5. If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 2002, 2001 and 2000.

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

        7. At December 31, 2002, the recorded investment in loans identified as impaired totaled approximately $1.2 million. The allowance for loan losses related to these loans approxi-mated $596,000. The average recorded investment in impaired loans during the year ended December 31, 2002, was $1.8 million. Total interest recognized on impaired loans and the amount recognized on a cash basis were not significant.

     D. Other interest-bearing assets

            There were no other interest-bearing non-performing assets at December 31, 2002.


 IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. An analysis of the loan loss experience for the periods indicated is as follows:
                                             ($ In Thousands)
                                               December 31,
                              ___________________________________________
                                2002     2001     2000      1999    1998
                              _______  _______  _______  _______  _______

        Beginning balance     $ 6,753  $ 9,689  $10,194  $10,102  $ 8,528
                              _______  _______  _______  _______  _______
        Charge-offs:
          Domestic:
            Commercial,
             financial and
             agricultural        (708)  (2,840)    (499)    (566)    (575)
            Real estate        (1,240)    (780)    (206)    (444)    (451)
            Installment
             loans and
             other             (2,226)  (1,580)  (1,497)  (1,047)    (960)
                              _______  _______  _______  _______  _______

        Total charge-offs      (4,174)  (5,200)  (2,202)  (2,057)  (1,986)
                              _______  _______  _______  _______  _______

        Recoveries:
          Domestic:
           Commercial,
            financial and
            agricultural           39      119       55       89      124
           Real estate             64       61       17       25       76
           Installment
            loans and
            other                 557      364      345      266      173
                              _______  _______  _______  _______  _______
        Total recoveries          660      544      417      380      373
                              _______  _______  _______  _______  _______
        Net charge-offs        (3,514)  (4,656)  (1,785)  (1,677)  (1,613)
                              _______  _______  _______  _______  _______
        Provision charged
          to operations         2,790    1,720    1,280    1,769    3,187
                              _______  _______  _______  _______  _______

        Ending balance        $ 6,029  $ 6,753  $ 9,689  $10,194  $10,102
                              =======  =======  =======  =======  =======
        Ratio of net
          charge-offs to
          average loans
          outstanding             .59      .74      .29      .28      .28
        Ratio of allowance
          for loan losses
          to loans
          outstanding at
          year end               1.03     1.08     1.50     1.63     1.72


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

        The following schedule sets forth the components of the allowance for loan losses at December 31, 2002 and 2001. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

                                          2002               2001
                                  __________________  __________________
                                           Allowance           Allowance
                                    Loan    For Loan    Loan    For Loan
                                   Balance   Losses    Balance   Losses
              (In thousands)      ________  ________  ________  ________

           Allocated component:
             Impaired loans       $  1,230  $    596  $  2,471  $  1,353
             Graded loans           24,867     2,302    33,221     2,674
             Homogeneous pools     156,837       980   187,751     1,071
             Other loans           401,773     1,683   399,497     1,271

           Unallocated component       -         468       -         384
                                  ________  ________  ________  ________

                                  $584,707  $  6,029  $622,940  $  6,753
                                  ========  ========  ========  ========

        The allowance allocated to impaired loans for the years 2002 and 2001 was based upon the estimated fair value of the underlying collateral. Graded loans are those loans that exhibit some form of weakness. Allocations to this group are based upon the historical loan loss experience of the grades assigned and upon specific allocations to specific loans. An allowance is allocated to the various pools of loans considered to be homogenous based upon the historical loan losses of each pool. Other loans consist of those loans not graded or impaired or considered homogenous. These loans are grouped by risk assignments which are based upon consideration of collateral values, borrower financial condition and performance, debt service capacity, cash flows, market share, and other indicators. Allocations of the allowance to these loans are based upon historical loan loss experience of the risk assignment.

     C. Loans and Risk Descriptions

        Real Estate Loans

        NBC originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2002, these loans totaled $395 million or approximately 68% of the loan portfolio.

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

        Consumer and Other Loans

        NBC offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $78 million or 13% of total loans at December 31, 2002. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

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

        NBC makes commercial business loans on both a secured and unsecured basis with terms which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2002, NBC's commercial business loans represented approximately 16% of its total loan portfolio.

     D. In the year 2001, NBC experienced an unusual and unexpected loan loss of $2 million (reference should be made to Item 7 - Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations), which is included in the commercial, financial and agricultural category in Table IV.A. Loan losses in 2003 for all loan categories, as a percentage of average loans, are expected to approximate that of 2002.

  V. DEPOSITS
                                        ($ In Thousands)
                               2002            2001           2000
                         ______________  ______________  ______________
                          Amount   Rate   Amount   Rate   Amount   Rate
                         ________  ____  ________  ____  ________  ____
     A. Average
         deposits:
          Domestic:
           Noninterest-
            bearing      $ 99,199    -   $ 96,249    -   $ 94,038    -
           Interest-
            bearing
            demand (1)    296,313  1.5%   296,160  2.9%   254,458  3.6%
           Savings         40,996   .8%    39,196  1.5%    48,414  2.1%
           Time           364,345  3.5%   379,135  5.4%   382,415  5.6%
          Foreign           N/A             N/A             N/A
                         ________        ________        ________

            Total        $800,853        $810,740        $779,325
                         ========        ========        ========

        (1)  Includes Money Market accounts

     B. Other categories

        None

     C. Foreign deposits

        Not material

     D. Time certificates of deposit of $100,000 or more and maturities at December 31, 2002
                                          (In Thousands)
                                                 3        6
                                              Months   Months
                                        3     Through  Through   Over
                                      Months     6       12       12
                             Total   Or Less  Months   Months   Months
                           ________  _______  _______  _______  _______
        Time certificates
         of deposit of
         $100,000 or more  $164,625  $51,413  $28,262  $23,868  $61,082
                           ========  =======  =======  =======  =======

     E. Foreign office time deposits of $100,000 or more

        Not applicable


 VI. RETURN ON EQUITY AND ASSETS

     The following financial ratios are presented for analytical purposes:
                                                       December 31,
                                                 ______________________
                                                  2002    2001    2000
                                                 ______  ______  ______

     Return on assets (net income divided by
      total average assets)                        1.3     1.3     1.4

     Return on equity (net income divided by
      average equity)                             13.3    12.5    12.2

     Dividend payout ratio (dividends per share
      divided by basic net income per share)      50.3    53.2    49.5

     Equity to asset ratio (average equity
      divided by average total assets)            10.1     9.8    12.0


VII. SHORT-TERM BORROWINGS
                                       2002         2001          2000
                                  ____________  ____________  ____________
                                              ($ In Thousands)

                                   Securities    Securities    Securities
                                   Sold Under    Sold Under    Sold Under
                                  Agreement to  Agreement to  Agreement to
                                   Repurchase    Repurchase    Repurchase
                                  ____________  ____________  ____________

     Balance at year end             $25,599       $16,625       $16,326

     Weighted average interest
      rate at year end                 1.10%         2.23%         4.15%

     Maximum amount outstanding
      at any month end for the
      year                           $26,328       $21,765       $17,831

     Average amount outstanding
      during the year                 19,430        18,922        17,049

     Weighted average interest
      rate during the year             1.61%         3.45%         4.16%


VIII.  CAPITAL ADEQUACY DATA

     Total consolidated capital of the Company was as follows:

                                                        ($ In Thousands)
                                                           December 31,
                                                       __________________
                                                         2002      2001
                                                       ________  ________
     Total stockholders' equity (excluding
       unrealized gain/loss)                           $106,985  $101,277
     Allowance for loan losses, as allowed                6,029     6,753
                                                       ________  ________
       Total primary capital                            113,014   108,030
       Other secondary capital                              -          -
                                                       ________  ________
     Total capital                                      113,014   108,030

     Less intangible assets and other
       adjustments, net                                  (2,273)   (1,415)
                                                       ________  ________
     Total capital, as defined for
       regulatory purposes                             $110,741  $106,615
                                                       ========  ========

     Tier 1 and total capital as a percentage of "risk-weighted" assets at December 31, 2002 and 2001, are as follows:

                                                           December 31,
                                                          ______________
                                                           2002    2001
                                                          ______  ______

     Tier 1 capital percentage                             16.5%   15.0%

     Total capital percentage                              17.4%   16.0%


The Company's capital ratios exceed the minimum capital requirements at December 31, 2002, and management expects this to continue.


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

Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Currently, management expects, based on the available information, that interest rates will remain at their current levels during the first half of 2003 and trend upward slightly during the latter half of the year, and the overall economy in its market will remain relatively flat throughout the year. The Corporation's 2003 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, it could have a material impact on the Corporation's financial condition and results of operations. The areas of the Corporation's operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.


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

In the normal course of business, the Corporation's wholly-owned subsidiary, National Bank of Commerce, makes loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within the applicable regulatory and lending limitations. See Note O in the Notes to Consolidated Financial Statement and the Corporation's Proxy Statement for additional details concerning related party transactions.

Under Section 402 of the Sarbanes-Oxley Act of 2002, loans to executive officers are generally prohibited. However, the rule does not apply to any loan made or maintained by an insured depository institution if the loan is subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans to executive officers made by the Corporation's bank subsidiary are subject to the above referenced section of the Federal Reserve Act.

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

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets". This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. As a result of the adoption of the Statement, the Corporation did not amortize goodwill during 2002. The Corporation completed its transitional impairment test in accordance with Statement No. 142 in January 2002. No significant impairment write down was recorded as a result of that test.

Additionally, the Corporation adopted FASB Statement No. 147, "Acquisition of Certain Financial Institutions" which became effective October 1, 2002. This Statement applies to unidentified intangible assets resulting from the acquisition of less-than-whole financial institutions. The Corporation's unidentified intangible asset resulted from such an acquisition. Management determined that the acquisition met the requirements of a business combination and, in accordance with FASB Statement No. 147, the related unidentified intangible asset was reclassified as goodwill and accounted for in accordance with FASB Statement No. 142. As a result, the Corporation reversed all related amortization expense recognized after FASB Statement No. 142 was applied. This reversal required the Corporation to restate each of the first three quarters of 2002, by reversing the previously recorded amortization. This reversal reduced each quarter's other operating expense by $28,000 and caused net income in each quarter to increase by approximately $18,500. This change did not cause the Earnings Per Share to change in any quarter.

At December 31, 2002, the Corporation had approximately $2.8 million of goodwill on its Balance Sheet, including approximately $800,000 of unidentified intangible assets reclassified as goodwill, which will remain at that level unless it becomes impaired under the definition of impairment in FAS 142. The amortization of goodwill during 2001 and 2000 was approximately $333,000 or $.04 per share and $327,000 or $.03 per share, respectively.

In June 2002, the FASB issued Statement No. 146, "Accounting for the Cost Associated with Exit or Disposal Activities". The adoption of the Statement is not expected to have a material impact on the Corporation's consolidated financial statements.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since 1998, the total assets of the Corporation have increased 15.0%. During this same period, loans have increased .3%, while deposits grew by 5.2%. During 1999, net loans grew by $36.8 million, while deposits declined by approximately $24.1 million. Approximately 79% of this decline in deposits
occurred during the last sixty days of 1999.   This situation required the
Corporation to look to other funding sources such as reallocating funds from lower yielding assets and additional borrowings from the Federal Home Loan Bank. During 2000, this trend reversed as the equity markets turned down and
cash began flowing back into the banking system.   As a result, the
Corporation was able to fund its net loan growth of approximately $24.2 million with a growth in deposits of approximately $52 million. During 2001, net loans declined by $21.6 million, mostly as a result of a decline in the Adjustable Rate Mortgage ("ARM") loans that the Corporation carried in its loan portfolio. The reason for the decline was the interest rate environment. During that period the Federal Reserve lowered rates eleven times, totaling 4.75%. Because of these lower rates, many homeowners refinanced their existing ARM loans to fixed rate loans. Due to the interest rate risk, the Corporation does not normally carry fixed rate mortgage loans on its books. As a result of this decline in loans and an overall soft loan demand, the Corporation did not need to aggressively price deposits, and therefore, had a modest $5.9 million growth in deposits during the year. This interest rate environment continued into 2002, as the rates remained at historically low levels, actually declining an additional 50 basis points in November. The mortgage-refinancing trend continued throughout 2002, and as a result, the Corporation's mortgage loan portfolio declined further. Also, the softness in the economy and the very low, or in the case of the auto industry, zero rate loans resulted in an overall decline in the Corporation's consumer loan portfolio. Even though other parts of the loan portfolio actually increased during the year, the increase was not enough to offset the decline in the mortgage and consumer portfolios. As a result, the Corporation experienced its second consecutive year of a declining loan portfolio, as loans decreased by 6.1%. With this continued decline in loans, the Corporation continued its position of not aggressively
pricing deposits.  As a result, deposits grew by .8% for the year.   See the
section entitled "Liquidity, Asset / Liability Management" for additional comments on sources and uses of cash during 2002.

Shareholders' Equity has represented a consistent strength of the Corporation throughout the years, as noted in the summary of Selected Financial Data. Shareholders' equity has decreased slightly (0.7%) since 1998. During 1999 and 2000, Shareholder's Equity increased from $111.9 million to $120.1 million, or 7.4%. The decline in 2001 resulted primarily from the purchase of approximately $25 million of outstanding shares owned beneficially by two long time shareholders at $18.83 per share (post split price). This purchase was partially offset by income, net of dividend, and an increase in the market value of "Available-for-Sale Securities", the cumulative effect of which caused Accumulated Other Comprehensive Income to increase by approximately $1.7 million. In 2002, Shareholders' Equity increased by $8.2 million, or 7.9% from $102.9 million to $111.1 million. This increase came from income, net of dividends, and a $2.5 million increase in Accumulated Other Comprehensive Income. Accumulated Other Comprehensive Income is composed of unrealized gains (losses), net of taxes on "Available-for-Sale Securities" ($1,650,000 and $4,122,000 at December 31, 2001 and 2002, respectively) and is reported as part of Shareholders' Equity, as required under FASB 115.

In 1999, net income increased by $506,000, even though the Corporation incurred approximately $2.5 million of merger related expenses (net of taxes) associated with the acquisitions of FFBS Bancorp, Inc., ("FFBS") and Galloway-Chandler-McKinney Insurance Agency, Inc. ("GCM"). In 1998 and 1999, fully diluted earnings per share were $1.06 and $1.10, respectively, after being impacted by approximately $.20 in 1998 and $.27 in 1999, of non-recurring merger costs. In 2000, fully diluted earnings per share increased by 33.6% to $1.47 per share, as net income increased from $10.5 million in 1999 to $14.0 million in 2000. In 2001, net income declined to $13.1 million; however, fully diluted earnings per share increased to $1.54, a 4.8% increase, due to 10.8% fewer weighted average shares outstanding as a result of the previously mentioned repurchase of the Corporation's stock. In 2001, net income was negatively impacted by an additional $1 million provision made to the Corporation's allowance for loan losses to replenish the allowance for a large commercial loan charge-off. This charge-off will discussed in more detail later in this analysis. The following paragraphs discuss the increase in net
income in 2002, compared to 2001.   The 1998 earnings per share amounts have
been restated to reflect the 1999 merger with FFBS. All earnings per share amounts have been restated to reflect the four for three stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.

Regular cash dividends have increased in each of the years outlined in the summary of Selected Financial Data. The 1998 dividends per share amount has been restated to reflect the 1999 merger with FFBS and all dividends per share have been restated to reflect the four for three stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.

Net interest income ("NII"), the primary source of earnings for the Corporation, represents income generated from earning assets, less the interest expense of funding those assets. NII declined by 7.9% in 2001 and increased by 6.9% in 2002. Changes in NII may be divided into two components; first, the change in average earning assets (volume component) and second, the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest-bearing liabilities.

The year 2001 was a unique year for the banking industry. During the year, the Federal Reserve reduced interest rates eleven times, for a total of 475 basis points. Even though most thought rates would decline during 2001, few, if any, expected rates to decline that far, that fast. This rate decline did not stop the general state of the economy from continuing to slow throughout the year. With this slow down in the economy, the Corporation experienced a substantial decline in loan demand, as businesses went into a defensive position. In this environment, the competition for quality credits increased. This situation caused many of the fixed rate loans that were in the portfolio to be refinanced at lower rates during the year. Also, at the beginning of the year, approximately 45 percent of the loan portfolio was composed of variable rate loans. These two factors caused an overall decline in loan yields during 2001.

As mentioned later in this discussion, the Corporation's policy is to maintain a basically neutral gap position for its balance sheet. The Corporation began 2001 with a twelve-month liability sensitive position of $57.7 million or 5.7% of assets, well within its policy of plus or minus 10%. Even though a liability sensitive position was appropriate for this declining rate environment, the speed and amount of the declines caused the variable loans to reprice more quickly than the cost of liabilities could be reduced, putting a great deal of downward pressure on the Corporation's margin during the year. Even though management began repricing deposits downward during January, it was the third and fourth quarters before the rates stabilized enough for the reduction in rates paid on deposit to catch up with the decline in yields and for the margin to stabilize and begin to increase.

In 2001, NII declined 7.9% as the net interest spread declined from 3.38% in 2000 to 2.96%. The primary reason for this decline was a decrease in average loan yields of approximately 88 basis points. This decrease in loan yields was partially offset by a decrease in the average cost of deposits of 43 basis points and a decrease in the cost of other borrowed funds of 54 basis points. The volume component of NII also helped offset this decline in loan yields, as average-earning assets grew $68.7 million, or 7.6%.

In 2002, NII increased by 6.9% from $34.8 million to $37.2 million. This increase resulted from improvement in both the rate and volume components of NII. During the year the margin increased from 3.59% in 2001 to 3.80% in 2002. Even though yields on earning assets continued to decline during the year, the Corporation was able to more than offset the decline by continuing to decease the cost of funds during the stable rate, low loan demand environment of 2002. As can be seen in following table, yields on earning assets declined by 116 basis points from 7.30% to 6.14%. This loss was more that offset by a decline of 160 basis points in cost of funds from 4.34% in 2001 to 2.74% in 2002. Also, the Corporation was able to grow earning assets by $9.3 million or 1.3% during 2002. All of this growth came in the area of investment securities.

If rates were to continue downward, it will become very difficult for the Corporation to continue to lower deposit rates much below their current level. As a result, if multiple rate reductions occur, the margin will again come under extreme pressure because asset yields will be decreasing and the Corporation's ability to reduce its deposit cost will be limited.

The table below shows, for the periods indicated, an analysis of NII, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets on both a book and tax equivalent basis:



                                                        ($ In Thousands)
                                                         Average Balance
                                                       ________  ________
                                                         Year      Year
                                                        Ended     Ended
                                                       12/31/02  12/31/01
                                                       ________  ________
EARNING ASSETS:
Loans                                                  $591,297  $629,248
Federal funds sold and
  other interest-bearing
  assets                                                 12,986    22,816
Securities:
  Taxable                                               250,970   185,076
  Nontaxable                                            123,380   132,200
                                                       ________  ________

    Totals                                             $978,633  $969,340
                                                       ========  ========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                              $701,654  $714,491
Borrowed funds, federal funds
  purchased and securities sold
  under agreements to repurchase
  and other                                             134,639   115,764
                                                       ________  ________

    Totals                                             $836,293  $830,255
                                                       ========  ========




                                   ($ In Thousands)
                                        Interest          Yields Earned
                                          For           and Rates Paid (%)

                                    Year      Year       Year       Year
                                   Ended      Ended      Ended      Ended
                                  12/31/02   12/31/01   12/31/02   12/31/01
                                  ________   ________   ________   ________
EARNING ASSETS:
Loans                             $ 40,022   $ 51,852     6.77       8.24
Federal funds sold and other
 interest-bearing assets               215        950     1.66       4.16
Securities:
 Taxable                            13,675     11,165     5.45       6.03
 Nontaxable                          6,139      6,803     4.98       5.15
                                  ________   ________   ________   ________
  Totals                          $ 60,051   $ 70,770     6.14       7.30
                                  ========   ========   ========   ========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits         $ 17,171   $ 29,866     2.45       4.18
Borrowed funds, federal
 funds sold, securities
 sold under agreements to
 repurchase and other                5,705      6,135     4.24       5.30
                                  ________   ________   ________   ________
  Totals                            22,876     36,001     2.74       4.34
                                  ________   ________   ________   ________

Net interest income               $ 37,175   $ 34,769
                                  ========   ========

Net yield on earning assets                               3.80       3.59
                                                        ________   ________


Note:  Yields on a tax equivalent basis would be:

Nontaxable securities                                     7.66       7.92
                                                        ________   ________
Total earning assets                                      6.47       7.68
                                                        ________   ________
Net yield on earning assets                               4.14       3.96
                                                        ________   ________


The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors, after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exists, a specific portion of the reserve is allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Even though there has been increased competition for good quality credits in the Corporation's market, the quality of our portfolio remains strong. Net charge-offs for 2000, 2001 and 2002 were .28%, .74% and .59% of average net loans outstanding for each year, respectively. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the Reserve for Loan Losses for the three-year period ended December 31, 2002.
Had it not been for a single $2 million loan charged off in June of 2001 (this loan will be discussed in more detail in the following paragraph), the ratio for 2001 would have been .42% of average net loans. The ratio of classified loans to capital has decreased from 18.1% at December 31, 2001 to 13.2% at December 31, 2002. The Reserve for Loan Losses as a percentage of total loans has declined from 1.08% of total loans at the end of 2001 to 1.03% at the end of 2002. Based on these evaluations, the reserve amounts maintained at the end of 2001 and 2000 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses increased from $1,280,000 in 2000 to $1,720,000 in 2001 and to $2,790,000 in 2002. In 2001, the provision was increased to $1,720,000, as net charge-offs increased from $1.9 million in 2000 to $4.7 million in 2001. The primary reason for the increased charge-offs in 2001 was that in June, the Corporation charged-off a $2 million commercial loan that defaulted. This loan had previously not been classified as a problem loan and there were special circumstances surrounding the default. The Corporation has filed a claim with its bonding company to recover the entire $2 million; however, it can not predict whether there will be a recovery. In 2002, the provision was increased to $2,790,000. In total, the net charge-offs decreased to $3.5 million in 2002. However, when compared to 2001, exclusive of the special charge-off, the level of charge-offs actually increased in 2002. This increase can be attributed to the overall condition of the economy and the continued softening in the market, especially in the consumer sector. Due to this continued softness in the economy and the forecast of a long, slow recovery, management intends to again increase the provision for loan losses in 2003 to a level that we anticipate will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by GCM, the wholly owned insurance agency subsidiary of National Bank of Commerce. During 2002, non-interest income grew 9.6% from $16.5 million to $18.0 million. This increase resulted from the Corporation's continued focus on diversifying its income sources so that it can be less dependent on net interest income. Approximately 74% of the total increase came from a $1.2 million or a 19.7% increase in service charges on deposit accounts. This increase resulted primarily from an upgrade in the technology platform that includes more sophisticated account modeling. This gave management the tools needed to better monitor and more uniformly apply the account-based fees across all deposit accounts on a consistent basis. Insurance commissions, fees and premiums increased by $234,000, or 6.1%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. Other service charges and fees also increased by $157,000, or 5.3%. This increase came from three areas. First, mortgage loan fee income increased by $37,000 to a level of $1,501,000. Mortgage activity benefited from the continued demand for loans in this low interest rate environment. Also the demand for mortgage refinancing, which had moderated during the first half of the year, began to increase once again during the last half of the year as interest rates fell. Also, during the year, the demand for new loans was strong. With this high level of activity at year-end, the pipeline for both new and refinanced mortgage loans remains strong going into 2003. The other two areas that caused the increase in other service charges and fees were ATM Income, which increased by 27.1%, and Check Card Income, which increased by 20.6%. Trust Department income increased by 3.2% to $1.8 million.
Even though the Trust Department was able to continue to grow its assets under management during the year, its income is generated based on the market value of these assets. Therefore, its growth in income was limited by the overall conditions in the equity markets as they continued to decline throughout 2002. During 2001, non-interest income grew 19.6% to $16.5 million. Several different sources contributed to this increase. Service charges on deposit accounts increased by 12% to $5.9 million as a result of an on-going effort by management to better bill and collect fees. The Corporation's Trust Department income increased by 6.3% to $1.7 million. This increase was smaller than the prior year's increase. The activities in this area grew steadily during 2001; however, as mentioned, the amount of income collected from management fees is directly related to the market value of the account assets, which in many cases was negatively impacted by the decline in the equity markets during 2001. Additionally, other non-interest income increased by $1.8 million, or 69%. This increase came primarily from two sources. First, the fees from mortgage-related activities increased 205.7%, or $984,000, as a result of an interest rate environment that produced heavy refinancing activity throughout the year. Second, earnings from a $10 million purchase of Bank Owned Life Insurance ("BOLI") caused this category of other non-interest income to increase by $621,000. This purchase of BOLI was executed to help cover the increasing cost of employee benefits. These increases were partially offset by a decline of 8.3%, or $347,000, in Insurance Commissions, Fees and Premiums. This decline in Insurance Commissions,
Fees and Premiums relates directly to the volume of insurance products sold. During the first quarter of 2001, a great deal of time and effort was spent handling claims that resulted from a major storm that hit the service area. This took away from time that would have been spent developing new business. Also, GCM experienced a reduction in incentive rebates from its insurance carriers because of underwriting losses that resulted from the storm.

The Corporation recognized $457,000 in securities gains during 2002, compared to $459,000 in 2001 and a loss of $22,000 for 2000.
Approximately 80% of the 2002 gain came in the second half of the year. With approximately 74% of available-for-sale securities portfolio composed of mortgage backed securities, a unique situation developed during the second half of 2002. As mortgage rates continued to stay low during most of 2002 and then drop again with the Fed rate cut in November, the prepayment speed on the mortgages behind these securities increased. This caused the average lives on these securities to shorten from the 5 to 7 year ranges they were in when purchased, to ranges of 2 to 3 years. With the low interest rate environment there was a high demand for securities with 2 to 3 year estimated average life. This gave the Corporation the opportunity to sell these securities at a profit and replace them with securities with the same 5 to 7 year average life that were originally purchased. Not only did these transactions create a gain; they also allowed the Corporation to improve the yields on the particular securities sold by approximately 70 basis points. This environment continued into 2003, and the Corporation intends to take advantage of this situation for as long as it exists. The gain in 2001 resulted primarily from several securities that had been purchased at a discount being called, at par value, because of the low interest rate environment.

Non-interest expense represents ordinary overhead expenses, including salaries, bonuses and benefits. The Corporation maintains a formal salary administration program that considers extensive comparative salary data and other indices supplied by a leading outside consulting firm. This data is utilized to assure that salaries are in line and competitive with comparable jobs in the marketplace. Incentive bonuses that were expensed in 2002 and 2000 were paid to employees based on the attainment of predetermined profit goals. The predetermined profit goals were not reached in 2001; therefore, no significant bonuses were accrued. Overall, non-interest expense increased by approximately $1.3 million or, 4.1%, during 2002. This entire increase can be attributed to increases in salaries and benefits. Salaries increased by 7.3%, or $1.1 million. Approximately 86% of this increase came from bonuses and related expenses that were accrued in 2002. As stated above, no bonuses were accrued in 2001. The remaining portion of the salary increase is due to normal salary increases for the year. Employee benefits increased by 18.1%, or $568,000 in 2002. Like most companies, NBC experienced an increase in medical insurance premiums during the year. Also, the benefit cost increased due the effects on the Defined Benefit Plan of the lower rate environment on the present value calculations and low returns in the plan's investment portfolio due to the weak equity markets. Additionally, net occupancy expense and furniture and equipment expense increased by $112,000 or 2.4%. This small increase came primarily from higher maintenance and repair cost during the year. These increases were partially offset by a $481,000, or 5.1%, decrease in other expenses. During 2001, non-interest expense increased by approximately $1.2 million or, 3.9%. This increase resulted primarily from a $896,000, or 5.2%, increase in Salaries and Employee Benefits and a $226,000, or 2.5%, increase in Other Operating
Expenses.    Salaries and Employee Benefits increased as the result of an increase in employee benefit cost and a reduction in the FASB 91 deferral because of the reduction in loan volume. Salaries were basically unchanged during the year. The Corporation made significant changes in its employee benefits that became effective at the beginning of 2001. Management knew that these changes would increase the cost of benefits in the early years, but would eventually allow management to better control and possibly reduce the cost of benefits in future years. To offset these increases, the Corporation purchased the Bank-Owned Life Insurance. The increase in Other Operating Expenses resulted from increases in several expense categories, none of which were individually considered to be material.

Changes in the Corporation's income tax expense have generally paralleled changes in pre-tax income. The Corporation's effective tax rates were 27.3% in 2000, 24.5% in 2001 and 25.2% in 2002. The small increase in the effective tax rate in 2002 resulted from a $8.8 million dollar decrease in the average balance of assets that provide either tax-free or tax advantaged earnings. The decrease in the effective rate in 2001 resulted from a $14 million increase in the average balance of assets that provide either
tax-free or tax advantaged earnings.   The Corporation's ability to reduce
income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


LIQUIDITY, ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as the ability of the Corporation to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. The Corporation has not experienced any problems with liquidity over any of the years noted, and anticipates that all liquidity requirements will be met comfortably in the future. The Corporation's traditional sources of funds from deposit increases, maturing loans and investments and earnings have generally allowed it to consistently generate sufficient funds for liquidity needs. As the result of a $38.2 million decrease in loans and a $6.7 million increase in deposits, the Corporation's loan/deposit ratio has decreased from 76.8% in 2001 to 71.5% in 2002. In addition, the Corporation increased its borrowing from the Federal Home Loan Bank during 2002 by approximately $2.0 million and other borrowed funds by $9.0 million. With the very soft loan demand, this positive flow of funds was used primarily to purchase additional investment securities. During 2002, the investment security portfolio increased from $340.7 million to $393.8 million, representing a $53.1 million, or 15.6%, increase. An additional $15.0 million was placed in Federal Funds Sold. All the remaining liquidity needs for the year were provided from normal operating activities.

The Corporation offers repurchase agreements to accommodate excess funds of some of its larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Repurchase Agreements, which are viewed as a source of funds to the Corporation, totaled $25.6 million and $16.6 million at December 31, 2002 and 2001, respectively. The level of repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts. Due to the limited amount of repurchase agreements and the fact that the underlying securities remain under the control of National Bank of Commerce, the exposure of the Corporation for this service is not considered material.

The following table shows the contractual obligations for the Corporation as of December 31, 2002:

    Obligations                        Due in
    ___________                         less   Due in   Due in     Due
                                       than 1    1-3     3-5     after 5
  (In Thousands)              Total     year    years   years     years
   ____________             ________  _______  _______  _______  _______

Long-term debt              $111,906  $25,757  $51,846  $25,039  $ 9,264
Operating leases               2,852      279      720      236    1,617
Securities sold under
 repurchase agreements        25,599   25,599
Other borrowings               1,035    1,035
                            ________  _______  _______  _______  _______
Total cash obligations      $141,392  $52,670  $52,566  $25,275  $10,881
                            ========  =======  =======  =======  =======

The following table shows the other commercial commitments for the Corporation as of December 31, 2002:

Commercial Commitments                Expires
______________________                in less  Expires  Expires  Expires
                                       than 1  in 1-3   in 3-5   after 5
  (In Thousands)              Total    year     years    years    years
   ____________             ________  _______  _______  _______  _______

Lines of Credit (unfunded
commitments)                $76,217   $59,380  $ 5,510  $ 1,967  $ 9,360
Commercial and similar
letters of credit            $6,018    $2,041   $1,363   $2,614
                            ____________________________________________


The Corporation believes that normal earnings and other traditional sources of cash flow, along with additional borrowings from the Federal Home Loan Bank, if necessary, will provide the cash to allow it to meet these obligations with no adverse effect on liquidity. At December 31, 2002, the Corporation had the ability to borrow approximately $48 million from the Federal Home Loan Bank and had other short-term borrowing lines (Federal Funds Purchased Lines) of approximately $75 million from upstream correspondent banks.

The Corporation has no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the borrowings from the Federal Home Loan Bank. The Corporation does not have plans at this time for any discretionary spending that would have a material impact on liquidity other than its announced stock repurchase program. At December 31, 2002, the Corporation had the authority, at its discretion, to purchase 330,583 additional shares of its common stock. If purchased at the year-end closing price of $25.20, this purchase would require approximately $8.3 million. Any purchases under this program will be made over an unknown period of time, and the necessary funds will be provided from normal sources.

Under regulations controlling financial holding companies and national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis.
At December 31, 2002, there were no borrowings between the Corporation and its subsidiary bank.

The Corporation has maintained a consistent and disciplined asset/ liability management policy during each of the years noted in the summary. This policy focuses on interest rate risk and sensitivity. During 2002, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

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

Due to the potential volatility of interest rates, the Corporation's goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At year-end 2002, the Corporation's balance sheet reflected approximately $51.6 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 4.8% of total assets and would indicate that the Corporation is slightly asset sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation's policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. The Corporation's position is considered essentially neutral when using simulation modeling that provides different weighting for assets and liabilities. Management believes that interest rates will increase slightly during the second half of 2003. As a result, it is felt that the Corporation's current position places it in the correct interest rate risk posture for a rising rate environment. Management does not believe that it is in the Corporation's best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.


CAPITAL

Retained earnings have served as the Corporation's exclusive source of capital growth over the five years noted in the summary of Selected Financial Data. In 1999, total Stockholders' Equity showed a decline of approximately $600,000. The reason for this decline was that Accumulated Other Comprehensive Income, which is composed primarily of unrealized gains (losses) on available-for-sale securities, moved from a gain of $1.4 million in 1998 to a loss of $2.6 million in 1999. This movement resulted from an increasing rate environment during 1999, which caused a decline in market value of these investment securities. The interest rate trend reversed in 2000, and as a result, the Accumulated Other Comprehensive Income improved from a loss of $2.6 million to a loss of only $68,000. This, along with net income, net of dividends, resulted in Stockholder's Equity increasing from $111.3 million at the end of 1999 to $120.1 million at the end of 2000. In 2001, Shareholder's Equity decreased by $17.2 million or 14.3%. This decrease resulted from a large repurchase of stock during the first quarter and the normal payment of dividends. These decreases were partially offset by the net income for the year and a continued downward trend in interest rates, which caused the Accumulated Other Comprehensive Income to increase from a loss of $68,000 at December 31 2000, to a gain of $1,650,000 at December 31, 2001. In 2002, Shareholders' Equity increased by $8.2 million from $102.9 million to $111.1 million. This represented an increase of 7.9%. This increase came primarily from two sources. First, the Corporation generated net income of $14.2 million, from which it paid approximately $7.1 million in dividends. The second primary cause of this increase was that the interest rate climate continued downward during 2002, causing the market value of the available-for-sale securities to increase. As a result, Accumulated Other Comprehensive Income increased from $1,650,000 at December 31, 2001 to $4,122,000 at December 31, 2002. Offsetting these increases was the purchase of approximately $1.3 million in Treasury Stock. Common Stock also shows an increase of approximately $2.4 million. However, this was the result of a four-for-three stock split, accounted for as a stock dividend, during the third quarter of 2002. This increase in Common Stock was offset by a charge to Retained Earnings and had no impact on Total Shareholders' Equity.

During 2002, the amount of Treasury Stock increased from $25,997,000 to $27,341,000 as the number of shares held in the treasury increased from 1,029,702 to 1,428,352. This increase in the shares held in treasury stock came from stock purchased through the Repurchase Program first announced in July of 2001 and extended in July of 2002. The initial plan approved the repurchase of 310,000 shares or up to 5% of the common stock. This total increased to 413,333 as the result of the four for three stock split that occurred during the third quarter of 2002.
During 2002, 27,300 shares were purchased under this program prior to the above referenced stock split for approximately $855,000 or an average of $31.31 per share on a pre-split basis. As a result of the split, 352,000 of additional shares were placed in treasury stock at no additional cost. Following the split, an additional 20,350 shares were purchased under the repurchase plan for approximately $517,000, or an average price of $25.39. On a post-split basis, the average purchase price of stock purchased during 2002 was $24.16 per share. During fourth quarter, 11,800 shares were purchased at an average price of $25.45 per share. Also during 2002, the Corporation issued 1,000 shares upon the exercise of stock options granted under a plan carried over from FFBS. At December 31, 2002, the Corporation could purchase an additional 330,583 shares under its Stock Repurchase Program. During the year ended December 31, 2002, the Corporation used Sterne, Agee & Leach, Inc. and FTN Financial Securities Corp. to purchase these shares under the Stock Repurchase Plan in the open market in accordance with Securities and Exchange Commission Rule 10b-18.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered "well-capitalized." At the end of 2002, NBC maintained a 9.9% leverage ratio, which means it significantly exceeded the ratio required for a "well-capitalized" institution.

Regulatory authorities also evaluate a financial institution's capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a "well-capitalized" bank is required to have a Tier 1 risk-based capital ratio (excludes reserve for loan losses) of 6.0% and a total risk-based capital ratio (includes reserve for loan losses) of 10.0%. At the end of 2002, the Corporation had a Tier 1 ratio of 16.5% and a total risk-based capital ratio of 17.4%, again placing the Corporation well above the level required for a "well-capitalized" institution.

The Corporation's capital position obviously exceeds regulatory requirements, even for "well-capitalized" institutions. Even though capital has decreased 0.7% since 1998 and assets grew by 15.0%; the capital to asset ratio remained high at 10.3%, as of December 31, 2002. Management still considers this level of capital to be excessive in relation to the amount needed to support the assets of the Corporation. As a result, management is continuing to consider alternatives to safely leverage the remaining excess capital in an effort to increase the earnings of the Corporation and improve Return on Average Equity.
Some of the items under consideration are the additional purchase of the Corporation's stock, acquisitions and additional arbitrage transactions. There are no material commitments for the use of capital resources that cannot be funded through currently available liquidity sources.


MARKET INFORMATION

The Corporation's stock is listed on the American Stock Exchange ("AMEX") and is traded under the symbol NBY. SunTrust Bank, Atlanta acts as Transfer Agent for the Corporation. The following table sets forth, for the periods indicated, the range of sales prices of the Corporation's common stock as reported on AMEX for 2001 and 2002 and the dividends declared for each period. Please note that all per share amounts have been restated for the 4-for-3 stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.


                                          CASH DIVIDEND
                                          DECLARED PER
YEAR   QUARTER      HIGH       LOW           QUARTER
_______________________________________________________

2001  First       $16.880    $14.160          $0.19
      Second       22.090     16.090           0.21
      Third        25.310     20.440           0.21
      Fourth       24.380     22.430           0.21

2002  First       $23.480    $21.490          $0.21
      Second       28.500     22.610           0.22
      Third        28.200     24.280           0.22
      Fourth       26.700     24.800           0.22


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

                                           ($ In Thousands)
                                           December 31, 2002
                                ________________________________________
                                Interest Sensitive Within (Cumulative)
                                ________________________________________
                                                               Total of
                                 Within    Within    Within    Interest-
                                    3        12         5      Earning
                                 Months    Months     Years     Assets
                                ________  ________  ________  __________
      Interest-earning assets:
       Loans                    $258,310  $393,865  $524,792  $  584,707
       Investment and
        mortgage-backed
        securities                52,266   229,324   329,572     393,783
       Federal funds sold
        and other                 29,053    29,053    29,053      29,053
                                ________  ________  ________  __________
       Totals                    339,629   652,242   883,417   1,007,543
                                ________  ________  ________  __________

       Interest-bearing
        liabilities:
          Deposits               368,907   548,226   708,393     713,945
          Borrowed funds          33,073    52,391   129,296     138,540
                                ________  ________  ________  __________
                                 401,980   600,617   837,669     882,485
                                ________  ________  ________  __________

       Sensitivity gap:
        Dollar amount            (62,351)   51,625    45,748     125,058

       Percent of total
        interest-earning
        assets                    (6.19%)    5.12%     4.54%       12.4%

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

     At December 31, 2002, total interest-earning assets maturing or repricing within one year were more than interest-bearing liabilities maturing or repricing within the same time period by approximately $51.6 million (cumulative), representing a positive cumulative one year gap of 5.12% of earning assets. Management of the Company believes this position to be acceptable in the current interest rate environment.

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

     Risk control is utilized based upon the setting of guidelines as to the tolerance for interest rate exposure. These guidelines are set by senior management and approved by the board of directors. Assuming a 300 basis points increase over the next twelve months, the December, 2002, model reflects net income declining by .6%. A 300 basis points decline would result in an 11.6% decrease in net income. Utilizing a rate shock model, a 200 basis point increase in interest rates results in a 14.8% decrease in market value equity, and a 200 basis point decrease results in a 3.9% increase in market value equity. The guidelines allow for no more than a + - 10% change in income, and no more than a + - 25% change in market value equity. However, at December 31, 2002, management believes the changes in income and market value equity as reflected in the models are acceptable in the current rate environment.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          NBC CAPITAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                                    AND

                       INDEPENDENT AUDITORS' REPORT

                        DECEMBER 31, 2002 AND 2001





                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NBC Capital Corporation


We have audited the accompanying consolidated balance sheets of NBC Capital Corporation ("the Corporation") and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of NBC Capital Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, the Corporation and its subsidiaries adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangibles," effective January 1, 2002.

/S/ T. E. LOTT & COMPANY

Starkville, Mississippi
January 17, 2003


                        NBC CAPITAL CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 2002 AND 2001


                                                   2002       2001
                                               __________  __________
      ASSETS                                       (In thousands)

Cash and due from banks                        $   27,865  $   28,752
Interest-bearing deposits with banks                  567       1,263
Federal funds sold                                 28,486      13,510
                                               __________  __________
  Total cash and cash equivalents                  56,918      43,525
                                               __________  __________
Securities available-for-sale                     349,991     293,043
Securities held-to-maturity (estimated
  fair value of $46,975 in 2002 and
  $50,623 in 2001)                                 43,792      47,683
                                               __________  __________
    Total securities                              393,783     340,726
                                               __________  __________
Loans                                             584,707     622,940
Less allowance for loan losses                     (6,029)     (6,753)
                                               __________  __________
  Net loans                                       578,678     616,187
                                               __________  __________
Interest receivable                                 7,605       8,352
Premises and equipment                             14,816      15,377
Goodwill                                            2,853       2,857
Other assets                                       22,803      23,778
                                               __________  __________

Total Assets                                   $1,077,456  $1,050,802
                                               ==========  ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                 $  103,502  $  101,569
  Interest-bearing deposits                       713,945     709,134
                                               __________  __________
    Total deposits                                817,447     810,703
                                               __________  __________
  Interest payable                                  1,626       2,284
  Securities sold under agreements to
    repurchase                                     25,599      16,625
  Other borrowed funds                            112,941     110,594
  Other liabilities                                 8,736       7,669
                                               __________  __________
    Total liabilities                             966,349     947,875
                                               __________  __________

Shareholders' equity:
  Common stock - $1 par value, authorized
    10,000,000 shares in 2002 and 2001;
    issued 9,615,806 shares in 2002 and
    7,212,662 in 2001                               9,616       7,213
  Surplus                                          51,413      51,429
  Retained earnings                                73,297      68,632
  Accumulated other comprehensive income            4,122       1,650
  Treasury stock, at cost                         (27,341)    (25,997)
                                               __________  __________

    Total shareholders' equity                    111,107     102,927
                                               __________  __________

Total Liabilities and Shareholders' Equity     $1,077,456  $1,050,802
                                               ==========  ==========

	The accompanying notes are an integral part of these statements.



                          NBC CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME

                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                  2002          2001          2000
                                ________      ________      ________
                                (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans      $ 40,022      $ 51,852      $ 57,535
Interest and dividends on
  securities:
    Taxable                       13,971        11,165         7,966
    Tax-exempt                     5,843         6,803         6,086
Other                                215           950         1,148
                                ________      ________      ________
  Total interest income           60,051        70,770        72,735
                                ________      ________      ________
INTEREST EXPENSE
Interest on time deposits of
  $100,000 or more                 5,086         7,788         7,692
Interest on other deposits        12,085        22,078        23,867
Interest on borrowed funds         5,705         6,135         3,419
                                ________      ________      ________
Total interest expense            22,876        36,001        34,978
                                ________      ________      ________

Net interest income               37,175        34,769        37,757

Provision for loan losses          2,790         1,720         1,280
                                ________      ________      ________
  Net interest income after
    provision for loan losses     34,385        33,049        36,477
                                ________      ________      ________
OTHER INCOME
Service charges on deposit
  accounts                         7,110         5,942         5,306
Insurance commissions, fees,
  and premiums                     4,091         3,857         4,204
Other service charges and fees     3,092         2,935         1,938
Trust Department income            1,772         1,717         1,616
Securities gains (losses), net       457           459           (22)
Other                              1,524         1,556           720
                                ________      ________      ________
  Total other income              18,046        16,466        13,762
                                ________      ________      ________
OTHER EXPENSE
Salaries                          16,129        15,026        14,976
Employee benefits                  3,698         3,130         2,284
Net occupancy expense              2,412         2,311         2,161
Furniture and equipment
  expense                          2,316         2,305         2,378
Other                              8,863         9,344         9,118
                                ________      ________      ________
  Total other expense             33,418        32,116        30,917
                                ________      ________      ________

Income before income taxes        19,013        17,399        19,322
Income taxes                       4,792         4,261         5,277
                                ________      ________      ________

Net income                      $ 14,221      $ 13,138      $ 14,045
                                ========      ========      ========
Net income per share:
  Basic                         $   1.73      $   1.54      $   1.47
  Diluted                           1.73          1.54          1.47

   The accompanying notes are an integral part of these statements.





                        NBC CAPITAL CORPORATION

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




                                                                     Accumu-
                                                                      lated
                                                                      Other
                      Compre-                                        Compre-
                      hensive  Common           Retained  Treasury   hensive
                      Income   Stock   Surplus  Earnings   Stock     Income    Total
                      _______  ______  _______  ________  ________  ________  ________
                                             (In thousands)

Balance, January 1,
 2000                          $7,213  $51,845  $ 55,410  $   (579) $(2,638)  $111,251

Comprehensive income:
 Net income for 2000  $14,045     -        -      14,045       -        -       14,045
 Net change in
  unrealized gains
  on securities
  available-for-sale,
  net of tax            2,570     -        -         -         -      2,570      2,570
                      _______
Comprehensive income  $16,615
                      =======

Cash dividends
 declared, $.73
 per share                        -         -     (6,963)      -        -       (6,963)
Purchase of treasury
 stock                            -         -        -      (1,164)     -       (1,164)
Treasury shares
 issued for
 acquisition                      -       (184)      -         479      -          295
Exercise of stock
 options                          -       (132)      -         221      -           89
                               ______  _______  ________  ________  ________  ________
Balance,
 December 31, 2000              7,213   51,529    62,492    (1,043)      (68)  120,123

Comprehensive income:
 Net income for 2001  $13,138     -        -      13,138       -        -       13,138
 Net change in
  unrealized gains
  on securities
  available-for-sale,
  net of tax            1,718     -        -         -         -       1,718     1,718
                      _______
Comprehensive income  $14,856
                      =======

Cash dividend
 declared,
 $.82 per share                   -        -      (6,998)      -         -      (6,998)
Purchase of treasury
 stock                            -        -         -     (25,122)      -     (25,122)
Exercise of stock
 options                          -       (100)      -         168       -          68
                               ______  _______  ________  ________  ________  ________
Balance, December 31,
 2001                           7,213   51,429    68,632   (25,997)    1,650   102,927

Comprehensive income:
 Net income for 2002   $14,221     -        -      14,221       -         -     14,221
 Net change in
  unrealized gains
  on securities
  available-for-sale,
  net of tax            2,472     -        -         -         -       2,472     2,472
                      _______
Comprehensive income  $16,693
                      =======
4 for 3 stock split             2,403      -      (2,403)      -         -         -
Cash dividends
 declared, $.87 per
 share                            -        -      (7,123)      -         -      (7,123)
Purchase of treasury
 stock                            -        -         -      (1,372)      -      (1,372)
Exercise of stock
 options                          -        (16)      -          28       -          12
Purchase of
 fractional shares                -        -         (30)      -         -         (30)
                               ______  _______  ________  ________  ________  ________

Balance, December 31,
 2002                          $9,616  $51,413  $ 73,297  $(27,341) $  4,122  $111,107
                               ======  =======  ========  ========  ========  ========

            The accompanying notes are an integral part of these statements.



                              NBC CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                 2002       2001       2000
                                               ________   ________   ________
                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $ 14,221   $ 13,138   $ 14,045
Adjustments to reconcile net income to
 net cash:
  Depreciation and amortization                   2,031      2,558      2,458
  Deferred income taxes                             719        701        103
  Provision for loan losses                       2,790      1,720      1,280
  Securities amortization and accretion, net      1,447        515        558
  FHLB stock dividend                              (173)      (201)      (278)
  (Gains) losses on sale of securities             (457)      (459)        22
  Deferred credits                                  143        (63)      (397)
  Changes in:
   Interest receivable                              747      2,169     (1,674)
   Other assets                                  (1,627)    13,080)       992
   Interest payable                                (658)     1,136)       607
   Other liabilities                                385        (99)      (167)
                                               ________   ________   ________
Net cash provided by operating activities        19,568      5,763     17,549
                                               ________   ________   ________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale (182,876) (159,165) (46,745) Proceeds from sales of securities
 available-for-sale                              40,591     33,056      1,883
Proceeds from maturities and calls of
 securities available-for-sale                   88,229     67,859     16,930
Purchases of securities held-to-maturity            -          -      (22,866)
Proceeds from maturities and calls of
 securities held-to-maturity                      3,891      2,113      2,894
(Increase) decrease in loans                     35,651     22,225    (23,993)
Additions to premises and equipment              (1,313)    (1,125)    (1,450)
Cash paid in business acquisition                   -          -          (47)
                                               ________   ________   ________
Net cash used in investing activities           (15,827)   (35,037)   (73,394)
                                               ________   ________   ________

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits                              6,744      5,899     51,994
Dividends paid on common stock                   (7,053)    (7,062)   (10,138)
Net change in securities sold under
 agreement to repurchase                          8,974        299    (12,340)
Proceeds from issuance of long-term
 debt                                            44,500     75,200     50,000
Repayment of long-term debt                     (42,153)   (21,633)   (59,830)
Exercise of stock options                            12         68         89
Acquisition of stock                             (1,372)   (25,122)    (1,164)
                                               ________   ________   ________
Net cash provided by financing activities         9,652     27,649     18,611
                                               ________   ________   ________

Net increase (decrease) in cash and cash
 equivalents                                     13,393     (1,625)   (37,234)

Cash and cash equivalents at beginning of
 year                                            43,525     45,150     82,384
                                               ________   ________   ________

Cash and cash equivalents at end of year       $ 56,918   $ 43,525   $ 45,150
                                               ========   ========   ========

       The accompanying notes are an integral part of these statements




                             NBC CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2002 AND 2001



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

   Trading Account Securities

   Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2002 and 2001.

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

   Loans are generally placed on a nonaccrual status when principal or interest is past due ninety days or when specifically determined to be impaired. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

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

   The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, changes in collateral values, unfavorable information about a borrower's financial condition, and other risk factors that have not yet manifested themselves. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the loan loss analysis. The historical loan loss experiences used in the analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

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

   8.  Other Real Estate

   Other real estate consists of properties acquired through foreclosure and as held for sale property is recorded at the lower of the outstanding loan balance or current appraisal less estimated costs to sell. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses.

   9.  Goodwill and Other Intangible Assets

   Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. Effective January 1, 2002, the Corporation and its subsidiaries adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," which eliminated the requirement to amortize goodwill but instead requires periodic testing of goodwill for impairment.

   The Corporation and its subsidiaries adopted FASB Statement No. 147, "Acquisition of Certain Financial Institutions" which was effective October 1, 2002. The statement applies to unidentified intangible assets resulting from the acquisition of less-than-whole financial institutions. NBC's unidentified intangible asset resulted from such an acquisition. Upon evaluation, NBC determined the acquisition met the requirements of a business combination and, in accordance with FASB Statement No. 147, the related unidentified intangible asset was reclassified as goodwill and accounted for in accordance with FASB Statement No. 142. As a result, NBC reversed all related amortization expense recognized after FASB Statement No. 142 was applied.

   Goodwill and any other intangible assets are reviewed annually for possible impairment. If impaired, the asset is written down to its estimated fair value. Prior to adopting Statements No. 142 and 147, the Corporation and its subsidiaries amortized goodwill and other intangible assets using the straight-line method over the estimated benefit period.

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

   12.  Advertising Costs

   Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2002, 2001, and 2000, was approximately $601,000, $544,000, and $668,000, respectively.

   13.  Employee Benefits

   Employees hired prior to January 1, 2001, participate in a noncontributory defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. The annual pension cost charged to expense is actuarially determined in accordance with the provisions of FASB Statement No. 87, "Employers' Accounting for Pensions." The plan was amended effective January 1, 2001, to close participation in the plan. Employees hired subsequent to December 31, 2000, are not eligible to participate. Current participants continue to accrue benefits, but benefits accrued are offset by contributions to the profit sharing plan.

   On January 1, 2001, the Corporation and its subsidiaries adopted a defined contribution profit sharing plan. Employer contributions are made annually equal to 3% of each participant's base pay. Participant accounts will be 100% vested upon completion of five years of service.

   The Corporation and its subsidiaries provide a deferred compensation arrangement [401(k)] plan whereby employees contribute a percentage of their compensation. NBC makes matching contributions of fifty percent of employee contributions of six percent or less for employees with less than twenty years of service. For employees with service of twenty years or more, the matching contribution is seventy-five percent of employee contributions of six percent or less.

   Employees participate in a nonleveraged Employee Stock Ownership Plan
   (ESOP) through which common stock of the Corporation is purchased at its market price for the benefit of employees. Effective January 1, 2001, the ESOP plan was amended to freeze the plan and to allow no new entrants into the ESOP. All participants at December 31, 2000, became 100% vested in their accounts. The ESOP is accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

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

   The Corporation provides an employee stock benefit plan whereby 11,245 shares of the Corporation's stock have been assigned for the benefit of certain key employees. Under the terms of the plan, retirement or similar payments will be equal to the fair market value of the stock plus all cash dividends paid since the adoption of the agreement. An expense was recorded at the establishment date based on the market value of the stock. The difference between any increase or decrease in the value of the stock is recorded as an adjustment to employee benefits expense.

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

   Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2002, 2001, and 2000 (as restated for stock split):

                                                 Years Ended December 31,
                                               ___________________________
                                                 2002      2001      2000
                                               _______   _______   _______
                                                      (In thousands,
                                                  except per share data)
   Basic Net Income Per Share

     Weighted average common shares
       outstanding                               8,213     8,548     9,573
                                               =======   =======   =======
     Net income                                $14,221   $13,138   $14,045
                                               =======   =======   =======
     Basic net income per share                $  1.73   $  1.54   $  1.47
                                               =======   =======   =======

   Diluted Net Income Per Share

     Weighted average common shares
       outstanding                               8,213     8,548     9,573
     Net effect of the assumed exercise
       of stock options based on the
       treasury stock method                        15       -           7
                                               _______   _______   _______
     Total weighted average common shares
       and common stock equivalents
       outstanding                               8,228     8,548     9,580
                                               =======   =======   =======
     Net income                                $14,221   $13,138   $14,045
                                               =======   =======   =======
     Diluted net income per share              $  1.73   $  1.54   $  1.47
                                               =======   =======   =======
   17. Stock Split

   On July 30, 2002, the Corporation announced a four-for-three stock split that was effected in the form of a 33-1/3% stock dividend on September 9, 2002. Shareholders' equity, as presented in the consolidated financial statements, reflects the issuance of 2,403,144 shares of the Corporation's common stock. Per share and related information for all periods has been restated to reflect the stock split.

   18.  Off-Balance Sheet Financial Instruments

   In the ordinary course of business, NBC enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, commercial and similar letters of credit and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

   19.  Business Segments

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

   20. Reclassifications

   Certain amounts reported in prior years have been reclassified to conform with the 2002 presentation. These reclassifications did not impact the Corporation's consolidated financial condition or results of operations.

   21.  Accounting Pronouncements

   In June, 2002, the FASB issued Statement No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." Statement No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity can be recognized when it is incurred and measured initially at fair value. This new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Corporation and its subsidiaries recognize in connection with exit or disposal activities initiated after December 31, 2002, the effective date of the statement. The adoption of this statement is not expected to have a material impact on the Corporation's consolidated financial statements.

   In October, 2002, the FASB issued Statement No. 147, "Acquisition of Certain Financial Institutions." Except for transactions between mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both FASB Statement No. 72 and FASB Interpretation No. 9 and requires that these transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets." Further, the statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer relationship intangible assets of financial institutions. Consequently, such assets are subject to the same impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets. As previously mentioned, the Corporation adopted this statement in 2002.


NOTE B - ACQUISITIONS

   On April 28, 2000, NBC acquired Heritage Insurance Agency, Ltd. (Heritage), an independent insurance agency located in Starkville, Mississippi, for $47,025 in cash, and 14,028 shares of the Corporation's common stock issued from treasury. Simultaneously with the acquisition, Heritage was merged into Galloway-Chandler-McKinney Insurance Agency, Inc. The acquisition of Heritage was accounted for as a purchase business combination, and the results of operations of Heritage, which are not material, have been included in the consolidated financial statements from the acquisition date.


NOTE C - SECURITIES

   A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2002 and 2001, follows:

                                              December 31, 2002
                                 ____________________________________________
                                              Gross       Gross     Estimated
                                 Amortized  Unrealized  Unrealized    Fair
                                    Cost      Gains       Losses      Value
                                 _________  __________  __________  _________
                                               (In thousands)
     Securities available-
       for-sale:
         U. S. Treasury
           securities            $     300  $        2  $      -    $     302
         Obligations of other
           U. S. Government
           agencies                  1,402          47         -        1,449
         Obligations of states
           and municipal
           subdivisions	            59,989       2,432           1     62,420
         Mortgage-backed
           securities              252,827       5,315          43    258,099
         Equity securities          23,219         -         1,650     21,569
         Other securities            5,980         178           6      6,152
                                 _________  __________  __________  _________

                                 $ 343,717  $    7,974  $    1,700  $ 349,991
                                 =========  ==========  ==========  =========

     Securities held-to-
       maturity:
         Obligations of states
           and municipal
           subdivisions	         $  43,792  $    3,218  $       35  $  46,975
                                 =========  ==========  ==========  =========




                                              December 31, 2001
                                 ____________________________________________
                                              Gross       Gross     Estimated
                                 Amortized  Unrealized  Unrealized    Fair
                                    Cost      Gains       Losses      Value
                                 _________  __________  __________  _________
                                               (In thousands)
     Securities available-
       for-sale:
         U. S. Treasury
           securities            $     300  $        6  $      -    $     306
         Obligations of other
           U. S. Government
           agencies                  4,354         185         -        4,539
         Obligations of states
           and municipal
           subdivisions             64,588       1,604           4     66,188
         Mortgage-backed
           securities              180,484       1,485         757    181,212
         Equity securities          27,511         -           140     27,371
         Other securities           13,285         142         -       13,427
                                 _________  __________  __________  _________

                                 $ 290,522  $    3,422  $      901  $ 293,043
                                 =========  ==========  ==========  =========
     Securities held-to-
       maturity:
         Obligations of states
           and municipal
           subdivisions          $  47,683  $    2,983  $       43  $  50,623
                                 =========  ==========  ==========  =========

   The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2002, are as follows:


                                  Available-for-Sale      Held-to-Maturity
                                  ____________________  _____________________
                                            Estimated               Estimated
                                 Amortized     Fair     Amortized     Fair
                                    Cost       Value       Cost       Value
                                 _________  __________  __________  _________
                                                (In thousands)

     Due in one year or less     $  10,284  $   10,439  $      781  $     801
     Due after one year through
       five years                   45,134      47,287       6,280      6,665
     Due after five years
       through ten years             3,492       3,599      13,458     14,430
     Due after ten years             2,781       2,847      23,273     25,079
     Mortgage-backed securities
       and other securities        282,026     285,819         -          -
                                 _________  __________  __________  _________

                                 $ 343,717  $  349,991  $   43,792  $  46,975
                                 =========  ==========  ==========  =========

   Equity securities consist of investments in FNMA preferred stock and stock of the Federal Reserve Bank and the Federal Home Loan Bank
   (FHLB). The transferability of the Federal Reserve Bank and FHLB stock is restricted.

   Gross gains of $534,000, $480,000, and $ -0-, and gross losses of $77,000, $21,000, and $22,000 were realized on securities available-for-sale in 2002, 2001, and 2000, respectively.

   Securities with a carrying value of $161,435,000 and $193,986,000 at December 31, 2002 and 2001, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.


NOTE D - LOANS

   Loans outstanding include the following types:
                                                         December 31,
                                                     ___________________
                                                       2002       2001
                                                     ________   ________
                                                        (In thousands)

     Commercial, financial and agricultural          $103,327   $101,630
     Real estate - construction                        30,028     31,461
     Real estate - mortgage                           364,875    387,667
     Installment loans to individuals                  77,692     94,424
     Overdrafts                                         1,194        789
     Net deferred costs and fees                          631        775
     Other                                              6,960      6,194
                                                     ________   ________
                                                      584,707    622,940
     Allowance for loan losses                         (6,029)    (6,753)
                                                     ________   ________

                                                     $578,678   $616,187
                                                     ========   ========

   Transactions in the allowance for loan losses are summarized as follows:

                                             Years Ended December 31,
                                          ______________________________
                                            2002       2001       2000
                                          ________   ________   ________
                                                  (In thousands)

    Balance at beginning of year          $  6,753   $  9,689   $ 10,194
    Additions:
      Provision for loan losses charged
        to operating expense                 2,790      1,720      1,280
      Recoveries of loans previously
        charged off	                       660        544        417
                                          ________   ________   ________
                                            10,203     11,953     11,891
    Deductions:
      Loans charged off                      4,174      5,200      2,202
                                          ________   ________   ________

    Balance at end of year                $  6,029   $  6,753   $  9,689
                                          ========   ========   ========

   At December 31, 2002 and 2001, the recorded investment in loans considered to be impaired totaled approximately $1,230,000 and $2,471,000, respectively. The allowance for loan losses related to these loans approximated $596,000 and $1,353,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002 and 2001, was approximately $1.8 million and $4.1 million, respectively. For the years ended December 31, 2002 and 2001, the amount of income recognized on impaired loans was immaterial. At December 31, 2002 and 2001, nonaccrual loans amounted to approximately $1,274,000 and $2,050,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $2,700,000 and $1,900,000, respectively.


NOTE E - PREMISES AND EQUIPMENT

   Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:


                                        Estimated       December 31,
                                      Useful Lives  __________________
                                        In Years      2002      2001
                                      ____________  ________  ________
                                                      (In thousands)
     Premises:
       Land                                 -       $  3,404  $  3,404
       Buildings, construction and
         improvements                    10 - 50      16,535    16,308
                                                    ________  ________
                                                      19,939    19,712
     Equipment                            3 - 10       8,548    11,688
                                                    ________  ________
                                                      28,487    31,400
     Less accumulated depreciation
       and amortization                              (13,671)  (16,023)
                                                    ________  ________

                                                    $ 14,816  $ 15,377
                                                    ========  ========

   The amount charged to operating expenses for depreciation was $1,875,000 for 2002, $2,032,000 for 2001, and $1,922,000 for 2000.
   During the year 2002, the Corporation and its subsidiaries retired fully depreciated equipment with an original cost of approximately $4 million.


NOTE F - DEPOSITS

   The aggregate amount of time deposits in denominations of $100,000 or more for 2002 and 2001 was $164,625,000 and $147,885,000, respectively.

   At December 31, 2002, the scheduled maturities of time deposits included in interest-bearing deposits are as follows (in thousands):

                        2003       $ 227,620
                        2004          62,412
                        2005          49,861
                        2006          36,326
                        2007           6,016
                    Thereafter         5,552
                                   _________

                                   $ 387,787
                                   =========

NOTE G - BORROWED FUNDS

   Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                      2002       2001
                                                    ________   ________
                                                      ($ In thousands)

     Balance at year end                            $ 25,599   $ 16,625
     Average balance during the year                  19,430     18,922
     Average interest rate during the year             1.61%      3.45%
     Maximum month-end balance during the year        26,328     21,765

   Securities underlying the repurchase agreements remain under the control of NBC.

   Other borrowed funds consisted of the following at December 31:

                                                      2002       2001
                                                    ________   ________
                                                       (In thousands)

     FHLB advances                                  $111,906   $109,911
     Treasury tax and loan note                        1,035        683
                                                    ________   ________

                                                    $112,941   $110,594
                                                    ========   ========
   Advances from the FHLB consist of monthly amortizing borrowings with maturity dates ranging from June, 2004, through August, 2012. Interest is payable monthly at rates ranging from 3.53% to 7.29%. Advances due to the FHLB are collateralized by a blanket lien on the bank's first mortgage loans. FHLB advances available and unused at December 31, 2002, totaled $47.8 million. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

   Annual principal repayment requirements on FHLB borrowings at December 31, 2002, are as follows:

                            Year          Amount
                            ____          ______
                                      (In thousands)

                            2003          $25,757
                            2004           26,398
                            2005           25,448
                            2006           20,275
                            2007            4,764
                         Thereafter         9,264


NOTE H - OTHER ASSETS AND OTHER LIABILITIES

   Other assets and other liabilities at December 31, 2002 and 2001, consisted of the following:

                                                           December 31,
                                                       ___________________
                                                         2002       2001
                                                       ________   ________
                                                          (In thousands)
      Other assets:
         Cash surrender value of life insurance        $ 15,121   $ 14,316
         Deferred income tax benefits                       -        1,373
         Prepaid pension                                  1,782      1,279
         Other real estate                                1,512      2,531
         Prepaid expenses and other                       4,388      4,279
                                                       ________   ________

                                                       $ 22,803   $ 23,778
                                                       ========   ========
      Other liabilities:
         Dividends payable                             $  1,801   $  1,731
         Deferred income tax liability                      611        -
         Accrued expenses                                 4,416      3,745
         Minority interest in subsidiary                  1,663      1,606
         Other                                              245        587
                                                       ________   ________

                                                       $  8,736   $  7,669
                                                       ========   ========


NOTE I - COMPREHENSIVE INCOME

   In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

                                               Years Ended December 31,
                                            ______________________________
                                              2002       2001       2000
                                            ________   ________   ________
                                                    (In thousands)
      Net change in unrealized gains:
        Net unrealized gains on
          securities available-for-sale $ 4,216 $ 3,113 $ 3,887 Reclassification adjustment for
          (gains) losses on securities
          available-for-sale                    (457)      (459)        22
                                            ________   ________   ________
        Net change in unrealized gains on
          securities available-for-sale
          before tax                           3,759      2,654      3,909
                                            ________   ________   ________


        Income tax expense:
          Net unrealized gains on
            securities available-for-sale   $ (1,436)  $ (1,080)  $ (1,323)
          Reclassification adjustment for
            gains (losses) on securities
            available-for-sale                   171        171         (8)
                                            ________   ________   ________
          Total income tax expense            (1,265)      (909)    (1,331)
                                            ________   ________   ________

        Net change in unrealized gains on
          securities available-for-sale,
          net of tax before minority
          interest                             2,494      1,745      2,578
        Minority interest in net change          (22)       (27)        (8)
                                            ________   ________   ________

                                            $  2,472   $  1,718   $  2,570
                                            ========   ========   ========



NOTE J - INCOME TAXES

   The provision for income taxes including the tax effects of securities transactions [2002 - $171,375; 2001 - $171,247; 2000 - $(8,254)] is as
   follows:

                                               Years Ended December 31,
                                            ______________________________
                                              2002        2001      2000
                                            ________   ________   ________
                                                   (In thousands)

     Current tax expense                    $  4,073   $  3,560   $  5,174
     Deferred tax expense                        719        701        103
                                            ________   ________   ________

                                            $  4,792   $  4,261   $  5,277
                                            ========   ========   ========

   The difference between the total expected tax expense at the federal tax rate of 34% and the reported income tax expense is as follows:

                                               Years Ended December 31,
                                            ______________________________
                                              2002       2001       2000
                                            ________   ________   ________
                                                    (In thousands)

     Tax on income before income taxes      $  6,464   $  5,916   $  6,569
     Increase (decrease) resulting from:
       Tax-exempt income                      (2,349)    (2,597)    (2,231)
       Nondeductible expenses                    251        442        442
       State income taxes, net of federal
         benefit                                 530        462        540
       Tax credits                               (72)        -          -
       Other, net                                (32)        38        (43)
                                            ________   ________   ________

                                            $  4,792   $  4,261   $  5,277
                                            ========   ========   ========

   The components of the net deferred tax included in the consolidated balance sheets as of December 31, 2002 and 2001, are as follows:

                                                            December 31,
                                                         _________________
                                                          2002       2001
                                                         _______   _______
                                                           (In thousands)
     Deferred tax assets:
       Allowance for loan losses                         $ 2,261   $ 2,532
       Employee benefits                                     731       676
       Other                                                 933     1,049
                                                         _______   _______
         Total deferred tax assets                         3,925     4,257
                                                         _______   _______

     Deferred tax liabilities:
       Premises and equipment                              (1,185)     (818)
       Unrealized gain on securities available-for-sale    (2,125)     (860)
       Other                                               (1,226)   (1,206)
                                                          _______   _______
         Total deferred tax liabilities                    (4,536)   (2,884)
                                                          _______   _______

     Net deferred tax asset (liability)                   $  (611)  $ 1,373
                                                          =======   =======



NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

   The Corporation and its subsidiaries adopted FASB Statements No. 142, "Goodwill and Other Intangible Assets" and No. 147, "Acquisitions of Certain Financial Institutions" effective January 1, 2002. Had the statements been adopted effective January 1, 2000, the consolidated net income and the basic and diluted net income per share would have been as follows:


                                                Years Ended December 31,
                                              ___________________________
                                                2002      2001      2000
                                              _______   _______   _______
                                                    (In thousands,
                                                except per share amounts)

     Reported net income                      $14,221   $13,138   $14,045
     Add back goodwill amortization               -         262       256
     Add back amortization of unidentified
       intangible asset                           -          71        71
                                              _______   _______   _______

     Adjusted net income                      $14,221   $13,471   $14,372
                                              =======   =======   =======


     Basic net income per share:
       Reported net income                    $  1.73   $  1.54   $  1.47
       Amortization                               -         .04       .03
                                              _______   _______   _______

                                              $  1.73   $  1.58   $  1.50
                                              =======   =======   =======

     Diluted net income per share:
       Reported net income                    $  1.73   $  1.54   $  1.47
       Amortization                               -         .04       .03
                                              _______   _______   _______
       Adjusted net income                    $  1.73   $  1.58   $  1.50
                                              =======   =======   =======


   Upon adoption of FASB Statements No. 142 and 147, the carrying value of goodwill associated with business acquisitions was approximately $2 million and the carrying value of the unidentified intangible asset reclassified as goodwill was $841,050. The Corporation completed its transitional impairment test in accordance with Statement No. 142 in January, 2002, with no significant impairment identified.




NOTE L - STOCK OPTIONS

   In connection with a business combination in 1999, the Corporation assumed stock options which were previously granted and converted those options, based upon the appropriate exchange ratio, into options to acquire the Corporation's common stock. All options were granted with an exercise price of $8.57 per share (as adjusted by the exchange ratio).

   In June, 2001, the Corporation established the 2001 Long-Term Compensation Plan that is administered by a committee appointed by the Corporation's Board of Directors. Employees eligible to receive incentives under the plan are those designated, individually or by groups or categories, by the committee. The plan is a nonqualified stock option plan. The number of shares of Corporation common stock that may be issued under the plan cannot exceed 313,333 (stock split adjusted). The committee may grant options to designated employees at an exercise price not less than the fair market value of the common stock at the date of the grant and the number of shares subject to the option must be designated at the grant date. The option term is determined by the committee, but cannot exceed ten years. Vesting is in equal amounts over a four year period. In June, 2001, grants for 112,000 shares were issued at an option price of $20.75 per share, and in June, 2002, grants for 117,868 shares were issued at an option price of $24.11.

   A summary of the status of the Corporation's stock option plans for the three years ended December 31, 2002, follows:

                           2002               2001               2000
                    __________________  _________________  _________________
                              Weighted           Weighted           Weighted
                     Number   Average    Number  Average   Number   Average
                       Of     Exercise     Of    Exercise    Of     Exercise
                    Options     Price   Options   Price    Options   Price
                    ________  ________  _______  ________  _______  ________
   Options
    outstanding,
    beginning of
    year             114,357  $  20.50   10,372  $   8.57   20,729  $   8.57
   Options granted   117,868     24.11  112,000     20.75      -          -
   Options
    exercised         (1,333)     8.57   (8,015)     8.57  (10,357)     8.57
   Options
    cancelled            -                  -                  -
                    ________            _______            _______
   Options
    outstanding,
    end of year      230,892     22.41  114,357     20.50   10,372      8.57
                    ========            =======            =======
   Options
    exercisable
    at end
    of year           29,019     20.32    2,357      8.57   10,372      8.57
                    ========            =======            =======
   Weighted
    average fair
    value of
    options
    granted
    during year     $   4.64            $  4.30                -
                    ========            =======            =======


   The following table summarizes information about stock options outstanding at December 31, 2002:

                                          Remaining
                                         Contractual
    Exercise Price  Number Outstanding  Life In Years  Number Exercisable
    ______________  __________________  _____________  __________________

         $8.57            1,024               .5               1,024
         20.75          112,000              8.5              28,000
         24.11          117,868              9.4                 -


   Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant dates consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                 Years Ended December 31,
                                                 _________________________
                                                  2002     2001     2000
                                                 _______  _______  _______
                                                       (In thousands,
                                                   except per share data)

     Net income - as reported                    $14,221  $13,138  $14,045
     Net income - pro forma                       14,007   13,051   14,045

     Primary net income per share - as reported     1.73     1.54     1.47
     Primary net income per share - pro forma       1.71     1.53     1.47

     Fully diluted net income per share -
       as reported                                  1.73     1.54     1.47
     Fully diluted net income per share -
       pro forma                                    1.70     1.53     1.47

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions in 2002 and 2001, respectively: dividend yield of 3.62% for each year; expected volatility of 22% and 21%; risk-free interest rates of 4.5% and 5.1%; and expected lives of 6.75 and 7.07 years. Pro forma amounts for the year ended December 31, 2000, were not different than the reported amounts.


NOTE M - EMPLOYEE BENEFITS

   The following table sets forth the defined benefit plan's funded status and amounts recognized in the Corporation's consolidated financial statements at December 31, 2002 and 2001:

                                                       December 31,
                                                     ________________
                                                      2002     2001
                                                     _______  _______
                                                     ($ In thousands)
     Change in benefit obligation:
       Benefit obligation at beginning of year       $ 9,536  $ 7,747
       Service cost                                      454      390
       Interest cost                                     652      622
       Actuarial loss                                    269      498
       Beginning of year measurement loss                102      837
       Administrative expenses paid                      (62)     (68)
       Benefits paid                                    (364)    (490)
                                                     _______  _______
       Benefit obligation at end of year              10,587    9,536
                                                     _______  _______

     Change in plan assets:
       Fair value of plan assets at beginning of
         year                                          8,220    8,853
       Return on plan assets                            (758)    (422)
       Employer contributions                            864      346
       Administrative expenses paid                      (63)     (68)
       Benefits paid                                    (364)    (490)
                                                     _______  _______
       Fair value of plan assets at end of year        7,899    8,219
                                                     _______  _______

       Funded status                                  (2,688)  (1,317)
       Unrecognized net actuarial loss                 5,778    4,044
       Unrecognized prior service cost                (1,308)  (1,448)
                                                     _______  _______

       Prepaid benefit cost                          $ 1,782  $ 1,279
                                                     =======  =======

       Weighted average assumptions:
         Discount rate                                 6.75%    7.00%
         Expected return on plan assets                8.50%    8.50%
         Rate of compensation increase                 5.00%    5.00%


       Components of net periodic benefit cost:
         Service cost                                    454      390
         Interest cost                                   652      622
         Expected return on plan assets                 (767)    (764)
         Amortization of prior service costs            (140)    (140)
         Recognized net actuarial loss                   162       87
                                                     _______  _______

       Net periodic benefit cost                     $   361  $   195
                                                     =======  =======

   No contributions were made to the Corporation's nonleveraged ESOP in each of the three years ended December 31, 2002. At December 31, 2002 the plan held 406,093 shares of the Corporation's common stock. Contributions to the 401(k) plan amounted to $417,475 in 2002, $401,175 in 2001, and $278,534 in 2000. Expense for the defined contribution plan totaled $451,439 in 2002 and $303,000 in 2001.

   Expenses under the deferred income and supplemental retirement plans, net of increases in the cash surrender value of life insurance contracts, were not material in each of the three years ended
   December 31, 2002.



NOTE N - TREASURY STOCK

   Shares held in treasury totaled 1,428,352 at December 31, 2002, and 1,029,702 at December 31, 2001. Upon the exercise of stock options, 1,333, 6,011, and 7,768 treasury shares were issued in 2002, 2001, and 2000, respectively, and an additional 14,028 treasury shares were issued in 2000 in connection with the acquisition of Heritage.

   On June 28, 2001, the Corporation announced a one-year stock repurchase program of up to 5%, or 413,333 (stock split adjusted) shares of the Corporation's common stock. Stock repurchases were carried out through open market purchases, block trades, and in negotiated private purchases. After one year, the Board of Directors approved the continuation of the program and at December 31, 2002, 330,583 shares remained to be purchased.

   In March, 2001, the Corporation repurchased 976,676 shares of its common stock from parties representing the largest block of stock controlled by related shareholders. The purchase price of $24.5 million was financed by borrowings from the FHLB.


NOTE O - RELATED PARTY TRANSACTIONS

   In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, and are consistent with sound banking practices and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2002 is summarized as follows:

                                                          December 31,
                                                        ________________
                                                         2002     2001
                                                        _______  _______
                                                         (In thousands)

     Loans outstanding at beginning of year             $23,211  $11,634
     New loans                                           26,367   14,498
     Repayments                                         (10,433)  (2,921)
                                                        _______  _______

     Loans outstanding at end of year                   $39,145  $23,211
                                                        =======  =======

   Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and shareholders.


NOTE P - REGULATORY MATTERS

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

   To ensure capital adequacy, quantitative measures have been established by regulators and these require the Corporation and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted average total assets (leverage). Management believes, as of December 31, 2002, that the Corporation and its subsidiary bank exceed all capital adequacy requirements.

   At December 31, 2002, NBC was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier I risk-based capital ratio of 6% or more, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

   The actual capital amounts and ratios at December 31, 2002 and 2001, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

                                     NBC Capital
                                     Corporation
                                    (Consolidated)         NBC
                                   _______________   _______________
                                    Amount   Ratio    Amount   Ratio
                                   ________  _____   ________  _____
                                             ($ In thousands)
     December 31, 2002:
       Total risk-based            $110,741  17.4%   $108,521  17.1%
       Tier I risk-based            104,712  16.5%    102,562  16.1%
       Tier I leverage              104,712   9.9%    102,562   9.7%

     December 31, 2001:
       Total risk-based            $106,615  16.0%    $103,763 15.7%
       Tier I risk-based             99,862  15.0%      97,040 14.6%
       Tier I leverage               99,862   9.7%      97,040  9.4%

   The minimum amounts of capital and ratios as established by banking regulators at December 31, 2002 and 2001, were as follows:

                                     NBC Capital
                                     Corporation
                                    (Consolidated)         NBC
                                   _______________   _______________
                                    Amount   Ratio    Amount   Ratio
                                   ________  _____   ________  _____
                                             ($ In thousands)
     December 31, 2002:
       Total risk-based            $ 50,958   8.0%   $ 50,829   8.0%
       Tier I risk-based             25,454   4.0%     25,414   4.0%
       Tier I leverage               31,838   3.0%     31,793   3.0%

     December 31, 2001:
       Total risk-based            $ 53,174   8.0%   $ 53,001   8.0%
       Tier I risk-based             26,595   4.0%     26,500   4.0%
       Tier I leverage               30,946   3.0%     30,890   3.0%

   NBC is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At
   December 31, 2002 and 2001, the required reserve balance on deposit with the Federal Reserve Bank was approximately $600,000 and $500,000, respectively.


NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES

   The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, credit card lines, and commercial and similar letters of credit. A summary of commitments and contingent liabilities at December 31, 2002 and 2001, is as follows:


                                                       Contractual Amount
                                                         _______________
                                                           December 31,
                                                         ________________
                                                          2002     2001
                                                         _______  _______
                                                          (In thousands)

     Commitments to extend credit                        $70,833  $89,460
     Credit card lines                                     5,384    5,416
     Commercial and similar letters of credit              6,018    4,880

   Commitments to extend credit, credit card lines, and commercial and similar letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2002, nor are any significant losses as a result of these transactions anticipated.

   NBC leases various banking premises and equipment under operating leases with minimum lease payments of approximately $250,000 for each of the next five years and a total of approximately $1.6 million due after five years.

   NBC is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the Corporation's consolidated financial statements.


NOTE R - CONCENTRATIONS OF CREDIT

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


NOTE S - SUPPLEMENTAL CASH FLOW INFORMATION

                                              Years Ended December 31,
                                            ____________________________
                                              2002      2001      2000
                                            ________  ________  ________
                                                   (In thousands)

   Cash paid during the year for:
     Interest                               $ 23,534  $ 37,138  $ 34,376
     Income taxes, net of refunds              4,612     2,895     4,924

   Non-cash activities:
     Transfers of loans to other
       real estate                             1,075     2,269     1,113


NOTE T - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                   December 31, 2002    December 31, 2001
                                  ___________________  ___________________
                                            Estimated            Estimated
                                  Carrying     Fair    Carrying    Fair
                                   Amount      Value    Amount     Value
                                  ________  _________  ________  _________
     Financial Instruments:                     (In thousands)
       Assets:
         Cash and cash
           equivalents            $ 56,918  $  56,918  $ 43,525  $  43,525
         Securities available-
           for-sale                349,991    349,991   293,043    293,043
         Securities held-to-
           maturity                 43,792     46,975    47,683     50,623
         Loans                     578,678    579,209   616,187    617,419

       Liabilities:
         Noninterest-bearing
           deposits                103,502    103,502   101,569    101,569
         Interest-bearing
           deposits                713,945    715,910   709,134    709,772
         Securities sold under
           agreements to
           repurchase               25,599     25,599    16,625     16,625
         FHLB and other
           borrowings              112,941    112,767   110,594    110,229


NOTE U - CONDENSED PARENT COMPANY STATEMENTS

   Balance sheets as of December 31, 2002 and 2001, and statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000, of NBC Capital Corporation (parent company only) are presented below:

                                BALANCE SHEETS
                                                           December 31,
                                                        __________________
                                                          2002      2001
                                                        ________  ________
                                                          (In thousands)
     Assets
       Cash and cash equivalents                        $    734  $  1,385
       Investment in subsidiaries                        109,713   100,898
       Other assets                                        2,842     2,703
                                                        ________  ________

                                                        $113,289  $104,986
                                                        ========  ========
     Liabilities and Shareholders' Equity
       Dividends payable and other liabilities          $  2,182  $  2,059
       Shareholders' equity                              111,107   102,927
                                                        ________  ________

                                                        $113,289  $104,986
                                                        ========  ========


                           STATEMENTS OF INCOME

                                                Years Ended December 31,
                                              ____________________________
                                                2002      2001      2000
                                              ________  ________  ________
                                                     (In thousands)
   Income
     Dividends from subsidiaries              $  8,123  $ 31,199  $  8,136
     Other                                          14        73       130
                                              ________  ________  ________
                                                 8,137    31,272     8,266
   Expense                                         407       459       127
                                              ________  ________  ________
   Income before income taxes and equity in
     undistributed earnings of subsidiaries      7,730    30,813     8,139
   Income tax benefit                              147       122         4
                                              ________  ________  ________
   Income before equity in undistributed
     earnings of subsidiaries                    7,877    30,935     8,143
   Equity in undistributed earnings of
     subsidiaries in excess of (less than)
     dividends                                   6,344   (17,797)    5,902
                                              ________  ________  ________

   Net income                                 $ 14,221  $ 13,138  $ 14,045
                                              ========  ========  ========



                          STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                              ____________________________
                                                2002      2001      2000
                                              ________  ________  ________
                                                     (In thousands)
   Cash Flows From Operating Activities
     Net income                               $ 14,221  $ 13,138  $ 14,045
     Equity in subsidiaries' earnings in
       excess of (less than) dividends          (6,344)   17,797    (5,902)
     Other, net                                   (174)       97     2,981
                                              ________  ________  ________
     Net cash provided by operating
       activities                                7,703    31,032    11,124
                                              ________  ________  ________

   Cash Flows From Investing Activities            -         -         (47)
                                              ________  ________  ________

  Cash Flows From Financing Activities
    Dividends paid on common stock              (7,053)   (7,062)  (10,138)
    Acquisition of stock                        (1,372)  (25,122)   (1,164)
    Other, net                                      71        68        89
                                              ________  ________  ________

    Net cash used in financing activities       (8,354)  (32,116)  (11,213)
                                              ________  ________  ________

  Net decrease in cash and cash equivalents       (651)   (1,084)     (136)

  Cash and cash equivalents at beginning
    of year                                      1,385     2,469     2,605
                                              ________  ________  ________
  Cash and cash equivalents at end
    of year                                   $    734  $  1,385  $  2,469
                                              ========  ========  ========



NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
   AMOUNTS (UNAUDITED)

                                              Three Months Ended
                                    ______________________________________
                                     Mar. 31   June 30  Sept. 30   Dec. 31
                                    ________  ________  ________  ________
                                     (In thousands, except per share data)
2002
____

Total interest income               $ 15,480  $ 15,171  $ 15,092  $ 14,308
Total interest expense                 6,156     5,666     5,669     5,385
                                    ________  ________  ________  ________
   Net interest income                 9,324     9,505     9,423     8,923
Provision for loan losses                630       630       755       775
                                    ________  ________  ________  ________
Net interest income after
  provision for loan losses            8,694     8,875     8,668     8,148
Total noninterest income,
  excluding securities gains           4,078     4,313     4,415     4,783
Securities gains                          91       -         188       178
Total noninterest expenses             8,029     8,178     8,401     8,810
Income taxes                           1,288     1,313     1,254       937
                                    ________  ________  ________  ________

Net income                          $  3,546  $  3,697  $  3,616  $  3,362
                                    ========  ========  ========  ========

Per share:
  Net income                        $    .43  $    .45  $    .44  $    .41
  Net income, diluted                    .43       .45       .44       .41
  Cash dividends declared                .21       .22       .22       .22


2001
____

Total interest income               $ 18,975  $ 18,331  $ 17,456  $ 16,008
Total interest expense                 9,929     9,841     8,802     7,429
                                    ________  ________  ________  ________
  Net interest income                  9,046     8,490     8,654     8,579
Provision for loan losses                180     1,180       180       180
                                    ________  ________  ________  ________
  Net interest income after
    provision for loan losses          8,866     7,310     8,474     8,399
Total noninterest income,
  excluding securities gains           3,566     3,974     3,963     4,504
Securities gains                          49       163       109       138
Total noninterest expenses             7,981     8,179     7,780     8,176
Income taxes                           1,152       595     1,313     1,201
                                    ________  ________  ________  ________
Net income                          $  3,348  $  2,673  $  3,453  $  3,664
                                    ========  ========  ========  ========
Per share:
  Net income                        $    .35  $    .32  $    .42  $    .44
  Net income, diluted                    .35       .32       .42       .44
  Cash dividends declared                .19       .21       .21       .21



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    Not applicable.



                              PART III
                              ________


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Reference is made to the material under the captions, "Election of Directors" of the Company's proxy statement, dated April 10, 2003, which is incorporated herein by reference, and to "Executive Officers" included in Part I, Item 1, of this report.

ITEM 11 - EXECUTIVE COMPENSATION

    Reference is made to the caption, "Executive Compensation" of the Company's proxy statement, dated April 10, 2003, which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the caption, "Stock Ownership of Directors, Officers, and Principal Shareholders," of the Company's proxy statement, dated April 10, 2003, which is incorporated herein by reference.

    Equity Compensation Plan Information:

    (a)                                                        Number of
                                                               Securities
                                Number of                      Remaining
                             Securities to                   Available for
                             Be Issued Upon     Weighted-    Future Issuance
                               Exercise of    Average Price   Under Equity
                               Outstanding   Of Outstanding   Compensation
           Plan Category         Options         Options         Plans
        ___________________  ______________  ______________  ______________

                                  (a)              (b)            (c)
        Equity compensation
         plans approved by
         security holders        1,024           $ 8.57           -

        Equity compensation
         plans not approved
         by security
         holders               229,868           $22.47         83,465

    (b) Note L - Stock Options of the notes to the consolidated financial statements and the information contained under the caption, "Stock Option Plan" of the Company's proxy statement, dated April 10, 2003, should also be read in connection with this item.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to, "Certain Relationships, Related Transactions and Indebtedness" of the Company's proxy statement, dated April 10, 2003, which is incorporated herein by reference.


ITEM 14 - DISCLOSURES AND CONTROLS

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

     In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated on February 18, 2003 (a date within 90 days of the filing of this report). It is the conclusion of the Chief Executive and the Chief Financial Officer that, as of the date of the evaluation, the disclosure controls and procedures of NBC Capital Corporation are functioning effectively to make known all material information that requires disclosure in this filing.

     In response to Item 307b of Regulation S-K, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation. Therefore, no corrective actions were necessary with regard to significant deficiencies and material weaknesses.



                                 PART IV
                                 _______



ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

        The following consolidated financial statements and report of independent auditors of NBC Capital Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2002.

                        Report of Independent Auditors

             Consolidated Balance Sheets--December 31, 2002 and 2001

                 Consolidated Statements of Income--Years Ended
                       December 31, 2002, 2001, and 2000

         Consolidated Statements of Shareholders' Equity--Years Ended
                       December 31, 2002, 2001, and 2000

               Consolidated Statements of Cash Flows--Years Ended
                       December 31, 2002, 2001, and 2000

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

                 10.9 Salary Reduction Thrift Plan (incorporated by reference to Exhibit 4.3 of Form S-8 filed December 13, 2001) and incorporated herein by reference.

              11. - 20.  None

                 21.     Subsidiaries of Company

                 22.     None

                 23.     Consent of Independent Auditors

                 99.     Section 906 Certifications

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 2002.

(d) Financial statement schedules - None.



                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NBC CAPITAL CORPORATION
                                    (Registrant)


                                  /s/ L. F. MALLORY, JR.
                              By _______________________________________
                                  L. F. Mallory, Jr.
                                  Chairman of Board and Chief Executive
                                   Officer


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

    /S/ RALPH E. POGUE                       /S/ J. NUTIE DOWDLE
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ ROBERT L. CALVERT, III               /S/ SAMMY J. SMITH
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ HARRY STOKES SMITH                   /S/ ROBERT S. JONES
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ JAMES D. GRAHAM                      /S/ R. S. CALDWELL, JR.
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ JAMES C. GALLOWAY, JR.               /S/ R. D. MILLER
_________________________________        _______________________________
           (Director)                               (Director)

    /S/ HENRY WEISS
_________________________________
           (Director)



Date:  March 19, 2003




                     CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES/OXLEY ACT OF 2002
                       _________________________________



I, L. F. Mallory, Jr., certify that:

1.  I have reviewed this annual report on Form 10-K of NBC Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ L. F. MALLORY, JR.
                                            By _____________________________
                                               L. F. Mallory, Jr.
                                               Chairman of Board and
                                                Chief Executive Officer
                                               Date:  March 18, 2003



                     CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES/OXLEY ACT OF 2002
                       _________________________________


I, Richard T. Haston, CFO, certify that:

1.  I have reviewed this annual report on Form 10-K of NBC Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /S/ RICHARD T. HASTON
                                            By _____________________________
                                               Richard T. Haston
                                               Executive Vice President,
                                                CFO, and Treasurer
                                               Date:  March 18, 2003