Form 10-Q
period 2003-03-31
NBC CAPITAL CORP
filed 2003-05-14
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

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

Common Stock, $1 Par Value - 8,170,478 shares as of March 31, 2003.


                      PART  I - FINANCIAL INFORMATION
                          NBC CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME FOR
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                 (Unaudited)

(Amounts in thousands, except per share data)
                                                           2003      2002
                                                         ________  ________
INTEREST INCOME:
   Interest and Fees on Loans                            $  8,721  $ 10,578
   Interest and Dividends on Investment Securities          4,819     4,819
   Other Interest Income                                       94        83
                                                         ________  ________
      Total Interest Income                                13,634    15,480


INTEREST EXPENSE:
   Interest on Deposits                                     3,628     4,726
   Interest on Borrowed Funds                               1,323     1,430
                                                         ________  ________

      Total Interest Expense                                4,951     6,156
                                                         ________  ________
      Net Interest Income                                   8,683     9,324
   Provision for Loan Losses                                  750       630
                                                         ________  ________

      Net Interest Income After Provision for
      Loan Losses                                           7,933     8,694
                                                         ________  ________

NON-INTEREST INCOME:
   Income from Fiduciary Activities                           412       439
   Service Charge on Deposit Accounts                       1,793     1,600
   Insurance Commissions, Fees and Premiums                 1,218       901
   Mortgage Loan Fee Income                                   440       403
   Other Non-Interest Income                                  760       735
                                                         ________  ________
      Total Non-Interest Income                             4,623     4,078
   Gains on Securities                                        701        91

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                           4,982     4,860
   Expense of Premises and Fixed Assets                     1,193     1,146
   Other Non-Interest Expense                               2,240     2,023
                                                         ________  ________

      Total Non-Interest Expense                            8,415     8,029
                                                         ________  ________
Income Before Income Taxes                                  4,842     4,834
Income Taxes                                                1,259     1,289
                                                         ________  ________

NET INCOME                                               $  3,583  $  3,545
                                                         ========  ========
Net Earnings Per Share:
   Basic                                                 $   0.44  $   0.43
                                                         ========  ========
   Diluted                                               $   0.44  $   0.43
                                                         ========  ========

Note 1: The 2002 statement has been restated to reflect the adoption of FASB No. 147," Acquisition of Certain Financial Institutions".

Note 2: The 2002 Earnings Per Share amounts have been restated for the 4-for-3 stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.



                           NBC CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS



                                               Mar. 31, 2003   Dec. 31, 2002
                                               _____________   _____________
                                                (Unaudited)      (Audited)
ASSETS:
Cash and Balances Due From Banks:
   Noninterest-Bearing Balances                  $   29,092      $   27,865
   Interest-Bearing Balances                         11,367             567
                                                 __________      __________
      Total Cash and Due From Banks                  40,459          28,432
Held-To-Maturity Securities  (Market value of
   $46,591 at March 31, 2003 and $46,975 at
   December 31, 2002)                                43,404          43,792
Available-For-Sale Securities                       371,661         349,991
                                                 __________      __________
      Total Securities                              415,065         393,783
Federal Funds Sold and Securities Purchased
  Under Agreement to Resell                           7,199          28,486
Loans                                               568,901         584,707
Less: Reserve for Loan Losses(5,962)(6,029)
   Net Loans                                        562,939         578,678
Bank Premises and Equipment (Net)                    14,618          14,816
Interest Receivable                                   6,963           7,605
Goodwill                                              2,853           2,853
Other Assets                                         23,764          22,803
                                                 __________      __________

      TOTAL ASSETS                               $1,073,860      $1,077,456
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   NonInterest-Bearing Deposits                  $  107,408      $  103,502
   Interest-Bearing Deposits                        713,078         713,945
                                                 __________      __________
      Total Deposits                                820,486         817,447
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                    17,620          25,599
Other Borrowed Funds                                115,580         112,941
Interest Payable                                      1,584           1,626
Other Liabilities                                     8,414           8,736
                                                 __________      __________
   TOTAL LIABILITIES                                963,684         966,349
                                                 __________      __________
Shareholders' Equity:
   Common Stock $1 par Value, Authorized
      10,000,000 Shares, Issued 9,615,806
      Shares                                          9,616           9,616
Surplus and Undivided Profits                       126,481         124,710
Accumulated Other Comprehensive Income                1,828           4,122
Treasury Stock, at cost (1,445,328 at
   March 31,2003 and 1,428,352 at
   December 31, 2002)                               (27,749)        (27,341)
                                                 __________      __________

   TOTAL SHAREHOLDERS' EQUITY                       110,176         111,107
                                                 __________      __________

   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $1,073,860      $1,077,456
                                                 ==========      ==========



                          NBC CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (Unaudited)

(Amounts in thousands)
                                                    2003             2002
                                                 __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                    $    3,583      $    3,545
   Adjustments to Reconcile Net Income
      to Net Cash:
         Depreciation and Amortization                  511             536
         Deferred Income Taxes (Credits)              2,479           1,858
         Provision for Loan Losses                      750             630
         Loss (Gain) on Sale of Securities             (701)            (91)
         (Increase) Decrease in Interest
            Receivable                                  642             460
         (Increase) Decrease in Other Assets         (2,299)         (1,440)
         Increase (Decrease) in Interest
            Payable                                     (42)           (340)
         Increase (Decrease) in Other
            Liabilities                                (322)          3,383
                                                 __________      __________

   Net Cash Provided by Operating Activities          4,601           8,541

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Maturities and Calls of
      Securities                                     36,935           9,607
   Proceeds from Sale of Securities                  60,816           4,909
   Purchase of Securities                          (121,808)        (35,618)
   Increase) Decrease in Loans                       14,989          30,149
   (Additions) Disposal of Bank Premises
      and Equipment                                    (270)           (216)
                                                 __________      __________

   Net Cash (Used) Provided in Investing
      Activities                                     (9,338)          8,831

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Deposits                    3,039         (13,022)
   Dividend Paid on Common Stock                     (1,801)         (1,731)
   Increase (Decrease) in Borrowed Funds             (5,340)         (6,816)
   Purchase of Treasury Stock                          (430)           (322)
   Other Financing Activities                             9               0
   Net Cash (Used) by Financing Activities           (4,523)        (21,891)
                                                 __________      __________
   Net Increase (Decrease) in Cash and Cash
      Equivalents                                    (9,260)         (4,519)

   Cash and Cash Equivalents at Beginning
      of Year                                        56,918          43,525
                                                 __________      __________

   Cash and Cash Equivalents at End of Quarter   $   47,658      $   39,006
                                                 ==========      ==========
   Interest                                      $    4,993      $    6,496
                                                 ==========      ==========
   Income Taxes                                  $      -        $      -
                                                 ==========      ==========
Note 1: The 2002 statement has been restated to reflect the adoption of FASB Statement No. 147, "Acquisition of Certain Financial Institutions".



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

Note 1.  Accounting Pronouncements

The Corporation adopted FASB Statement No. 147, "Acquisition of Certain Financial Institutions," which became effective October 1, 2002. This Statement applied to unidentified intangible assets resulting from the acquisition of less-than-whole financial institutions. The Corporation had an unidentified intangible asset that resulted from such an acquisition. Management determined that the acquisition met the requirements of a business combination and, in accordance with FASB Statement No. 147, the related unidentified intangible asset was reclassified as goodwill and accounted for in accordance with FASB Statement No. 142. As a result, the Corporation reversed all related amortization expense recognized after FASB Statement No. 142 was applied. This reversal required the Corporation to restate each of the first three quarters of 2002, by reversing the previously recorded amortization. This reversal reduced the first quarter's other operating expense by $28,000 and caused net income for that quarter to increase by approximately $18,500. This change did not cause the earnings per share to change.

At March 31, 2003, the Corporation had approximately $2.8 million of goodwill on its balance sheet, including approximately $800,000 of unidentified intangible assets reclassified as goodwill, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

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

Had compensation for the stock options been determined based on FASB Statement No. 123, "Accounting for Stock Based Compensation," net income and per share amounts would have been as follows:

                                                        Quarter Ended
                                                          March 31,
                                                         2003    2002
                                                        ______  ______
   Net income:
      As reported                                       $3,583  $3,545
      Pro forma                                          3,518   3,505

   Basic net earnings per share:
      As reported                                       $  .44  $  .43
      Pro forma                                            .43     .42

   Diluted net earnings per share:
      As reported                                       $  .44  $  .43
      Pro forma                                            .43     .42


Note 3.  Stock Split

During the third quarter of 2002, the Corporation had a four-for-three
(4 for 3) stock split. This stock split was accounted for as a stock dividend. As a result of the split, all per share amounts and the weighted average number of shares outstanding reported in this Form 10-Q for the quarter ended March 31, 2002, have been restated to reflect this stock split.




                                 PART I.  ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 MARCH 31, 2003


DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition for the quarter ended March 31, 2003. Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Currently, management expects, based on the available information, that interest rates will remain at their current levels during the second and third quarters of 2003 and trend upward slightly during the last quarter, and the overall economy in its market will remain relatively flat throughout the year. The Corporation's 2003 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, it could have a material impact on the Corporation's financial condition and results of operations. Another risk is that interest rates continue at current levels for an extended period of time. If this happens, as existing loans in our portfolio mature, they will be paying off at an older, higher interest rate. The new loans that will be replacing them will be made at much lower interest rates. Rates on deposits are at a level that will make it very difficult to offset this loss in yield with a reduced cost of deposits. This situation, if it occurs, will put additional pressure on the Corporation's net interest margin and net income. The areas of the Corporation's operations most directly impacted by all the above described situations would be the net interest margin, loan and deposit growth and the provision for loan losses.


ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K for the year ended December 31, 2002, contains a summary of the Corporation's accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management's letter to shareholders and management's discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation's financial condition and results of operations. This information is also sufficient to enable the reader to identify the areas in which management is required to make the most difficult, subjective and /or complex judgments.

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

Under Section 402 of the Sarbanes-Oxley Act of 2002, loans to executive officers are generally prohibited. However, the rule does not apply to any loan made or maintained by an insured depository institution if the loans are subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans to executive officers made by the Corporation's bank subsidiary are subject to the above referenced section of the Federal Reserve Act.

The Corporation does not have investments in any unconsolidated entities over which it exercises management or control. The Corporation does not have relationships with limited or special purpose entities that it relies on to provide financing, liquidity or market and credit risk support.


RESULTS OF OPERATIONS

First quarter of 2003 compared to the first quarter of 2002

Earnings for the first quarter of 2003 increased by 1.1% to $3.58 million, or $.44 per share. This compares to $3.55 million, or $.43 per share, for the first quarter of 2002. On an annualized basis, these 2003 totals equate to a 1.3% return on average assets and a 13.0% return on average equity. For this same period in 2002, return on average assets was 1.4% and return on average equity was 13.8%.

Net interest income for the first quarter of 2003 was $8.68 million, compared to $9.32 million for 2002. This represents a decrease of 6.9%. This decrease resulted from a thirty-seven basis point decrease in the net interest margin. This decline was partially offset by a $27.5 million increase in average earning assets. The primary reason for the decrease in margin was that the Corporation lost 92 basis points from the repricing of its earning assets from the first quarter of 2002 to the first quarter of 2003, while it was only able to decrease its cost of funds by 63 basis points. The 2.8% increase in average earning assets helped reduce the effect of the loss of margin on the net interest income. However, all the growth in average earning assets came in the area of the investment securities portfolio, as loans continued to decline. Average loans declined from $603.3 million during the first quarter of 2002 to $567.8 million during the first quarter of 2003. During these same periods, the average balances of the investment securities portfolio increased from $354.8 million to $408.1 million. This change in the mix of average earning assets also had a negative impact on margin because the yield on the loan portfolio for the first quarter of 2003 was 6.23%, while the yield on the investment portfolio was only 4.79%. This mix change occurred because of the Corporation's need to grow earning assets during a time of very soft loan demand and an overall slow economy in its market area. The Corporation continued to lose mortgage loans from its portfolio as the adjustable rate loans in the portfolio refinanced to fixed rate loans and were sold into the secondary market. In the area of consumer loans, there was continued competition from sources offering low or, in the case of automobiles, zero rate loans. All these factors put pressure on the Corporation's ability to maintain or increase margins and net interest income. Management believes that if the Federal Reserve continues the current low rate environment for the remainder of the year, the Corporation's net interest income will continue to come under pressure. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exists, a specific portion of the reserve is allocated to each affected loan. All other loans are grouped into homogeneous pools and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified assets to capital were 14.8% at March 31, 2003, compared to 20.9% at March 31, 2002. The percentage of loans past due 30 days or more was 2.92% at March 31, 2003. The Reserve for Loan Losses as a percentage of total loans has increased from 1.03% of net loans at the end of 2002 to 1.05% at the end of the first quarter of 2003. During this quarter, net charge-offs totaled $817,000, compared to $305,000 for the same quarter of 2002. Overall, loan quality remains good. At the end of the first quarter of 2003, the ratio of non-performing loans to total loans remained low at .62%. This compares to .70% at December 31, 2002 and .52% at March 31, 2002. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the first quarter of 2003 and at the end of 2002 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses has increased from $630,000 during the first quarter of 2002 to $750,000 in the same quarter of 2003. The level of the provision for the first quarter of 2003 was increased due to a more conservative stance regarding the portion of the provision allocated to our consumer loan portfolio in light of the continuation of the soft economy and the heavy job losses in some of our markets. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 13.4%, resulting from a 12.1% increase in income from deposit accounts, a 35.2% increase in insurance commission and fee income and a 9.2% increase in fees from mortgage-related activities. The solid increase in income from deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in insurance commission and fee income resulted from an increased volume in all lines of the insurance business and improved profit sharing from carriers due to lower loss levels and underwriting volume. Mortgage fee income benefited from the continued demand for loans in this low interest rate environment. The pipeline for mortgage loans, both new home loans and refinancing of existing loans, remains strong into the second quarter, as interest rates remain at 40-year lows. Other non-interest income increased by $25,000, or 3.4%. This increase came from improvement in our credit card income and income from our retail investment sales. Income from Trust and Financial Management activities declined by $27,000 or 6.2%. This change was primarily due to lower fees related to the impact of the equity market on the value of assets under management.

The Corporation recognized $701,000 in securities gains during the first quarter of 2003, compared to a gain of $91,000 during the first quarter of 2002. The gains in 2002 resulted from securities that had been purchased at a discount being called because of the low rate environment. In the first quarter of 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains.

Non-interest expenses for the first quarter of 2003 increased by 4.8% over the same period of 2002. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 2.5%, primarily due to higher employee insurance costs and a 1.7% increase in salary expenses resulting from normal raises. Expenses associated with premises and fixed assets increased by $47,000, or 4.1%, due to increases in property taxes and utilities. Other non-interest expenses increased by $217,000, or 10.7%. This increase resulted from increases in several expense categories, none of which were individually considered to be material.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate decreased from 26.7% for the first quarter of 2002 to 26.0% for the first quarter of 2003. This decrease in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows a slight decrease in total assets from $1.08 billion to $1.07 billion during the first quarter of 2003. During this period, loans declined by $15.8 million. There were several reasons for the continued decline in loans, including the continued refinancing of variable rate mortgage loans to fixed rate loans (which the Corporation does not hold in its portfolio), tighter underwriting standards in the consumer loan portfolio and continued competition from low and zero rate loans, especially from the automobile industry. Because of lower loan demand, the Corporation decided not to aggressively price
deposits, resulting in only a $3.0 million increase in deposits.   The
Corporation used its excess cash flow to increase the investment securities portfolio by $21.3 million and to reduce securities sold under agreement to repurchase by $8.0 million. Federal Home Loan Bank borrowings increased by $2.7 million to take advantage of very low borrowing rates and to replace the borrowings that were paid during the period. Also, federal funds sold decreased by $21.3 million and cash in an interest-bearing account at the Federal Home Loan Bank increased by $10.8 million.

Shareholders' equity decreased from $111.1 million to $110.2 million during the first quarter of 2003. During this period there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the Accumulated Other Comprehensive Income component of Shareholders' Equity decreasing from an unrealized gain of $4,122,000 at December 31, 2002 to an unrealized gain of $1,828,000 at March 31, 2003. Also, during the first quarter, the Company declared a dividend of approximately $1,799,000, payable on April 1, 2003. Additionally, the Corporation repurchased 18,000 shares of its common stock in the open market under the announced stock repurchase plan for approximately $430,000, or an average purchase price per share of $23.86. These declines were largely offset with the net earnings for the quarter.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At March 31, 2003, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the referenced regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund the 976,676 share repurchase transaction in March of 2001, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. As a result, the subsidiary bank is limited to its 2002 net retained earnings and the current year's net profits to pay dividends to the Corporation during 2003, without obtaining further approval from the Comptroller of Currency. At March 31, 2003, without approval, the subsidiary bank's dividend paying ability was limited to approximately
$7.2 million.

Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis. At March 31, 2003, there were no borrowings between the Corporation and its subsidiary bank.


OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2003, the amount of unfunded commitments outstanding was $77,133,000.

Also, the Corporation provides Commercial Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a letter of credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of March 31, 2003, the amount of outstanding Letters of Credit was $6,100,000.

Both of these arrangements are subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, the Corporation does not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, the Corporation is able to fund them out of normal cash flow. If they were all funded at the same time, the Corporation has the short-term borrowing lines in place to fund its cash needs.

From a profit standpoint, it would be in the best interest of the Corporation for all of these outstanding commitments to be funded.



ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

                                               ($ In Thousands)
                                                Average Balance
                                         _____________________________
                                         Three Months         Year
                                            Ended             Ended
                                           3/31/03           12/31/02
                                         __________         __________
   EARNING ASSETS:
      Net loans                          $  567,845         $  591,297
      Federal funds sold and other
         interest-bearing assets             28,904             12,986
      Securities:
         Taxable                            291,621            250,970
         Nontaxable                         116,450            123,380
                                         __________         __________

            Totals                        1,004,820            978,633
                                         __________         __________

   INTEREST-BEARING LIABILITIES:
      Interest-bearing deposits             727,333            701,654
      Borrowed funds, federal funds
         purchased and securities
         sold and other                     132,037            134,639
                                         __________         __________

            Totals                          859,370            836,293
                                         __________         __________

      Net amounts                        $  145,450         $  142,340
                                         ==========         ==========



                                  ($ In Thousands)
                                      Interest            Yields Earned
                                         for             and Rates Paid (%)

                              Three Months    Year    Three Months   Year
                                  Ended      Ended        Ended      Ended
                                 3/31/03    12/31/02     3/31/03    12/31/02
                                ________    ________    ________    ________
   EARNING ASSETS:
     Net loans                  $  8,721    $ 40,022      6.23        6.77
     Federal funds sold
       and other interest-
       bearing assets                 94         215      1.32        1.66
     Securities:
       Taxable                     3,370      13,675      4.69        5.45
       Nontaxable                  1,449       6,139      5.05        4.98
                                ________    ________    ________    ________

         Totals                   13,634      60,051      5.50        6.14
                                ________    ________    ________    ________

   INTEREST-BEARING
   LIABILITIES:
     Interest-bearing deposits     3,628      17,171      2.02        2.45
     Borrowed funds, federal
       funds sold and other        1,323       5,705      4.06        4.24
                                ________    ________    ________    ________

         Totals                    4,951      22,876      2.34        2.74
                                ________    ________    ________    ________

     Net interest income        $  8,683    $ 37,175
                                ========    ========

     Net yield on earning
       assets                                             3.50        3.80


Note:  Yields on a tax equivalent basis would be:

   Nontaxable securities                                  7.76        7.66
                                                        ________    ________
   Total earning assets                                   5.82        6.47
                                                        ________    ________
   Net yield on earning assets                            3.82        4.14
                                                        ________    ________

                              PART I.   ITEM  3

         Quantitative and Qualitative Disclosures About Market Risk

                                Not Applicable



                              PART I.   ITEM 4

                          Controls and Procedures

                               March 31, 2003


It is the responsibility of the Chief Executive Officer and the Chief Financial Officer to establish and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NBC Capital Corporation. These disclosure controls and procedures have been designed to ensure that material information relating to NBC Capital Corporation, including its consolidated subsidiaries, is made known to these officers by others within those entities, during the period covered by this filing and up to and including the filing date of this report.

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated on April 29, 2003 (a date within 90 days of the filing of this report). It is the conclusion of the Corporation's Chief Executive Officer and the Chief Financial Officer that, as of the date of the evaluation, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. In response to Item 307b of Regulation S-K, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation. Therefore, no corrective actions were necessary with regard to significant deficiencies and material weaknesses.



                      PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

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

          (a)  Exhibits


               11   Statement re computation of per-share earnings

               99 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

               99 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

          (b)  Form 8-K

                    A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended March 31, 2003. The press release was made to the public after the market close on April 22, 2003 and furnished on Form 8-K filed on April 29, 2003.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three-month period ended March 31, 2003, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant



Date:  May 8, 2003
                                         /s/ Richard T. Haston
                                         ________________________________
                                         Richard T. Haston
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer


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

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 8, 2003

                                               /s/  Lewis F. Mallory, Jr.
                                               ____________________________
                                               Lewis F. Mallory, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer


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

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 8,2003


                                              /s/ Richard T. Haston
                                              _____________________________
                                              Richard T. Haston
                                              Executive Vice President &
                                              Chief Financial Officer


EXHIBIT INDEX:


Page 22     11   Statement re computation of per-share
                 earnings

Page 23     99   Certificate pursuant to 18 U.S.C., Section
                 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive
                 Officer

Page 24     99   Certificate pursuant to 18 U.S.C., Section
                 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial
                 Officer