Form 10-Q
period 2003-06-30
NBC CAPITAL CORP
filed 2003-08-14
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

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

Common Stock, $1 Par Value - 8,170,478 shares as of June 30, 2003.




                        PART  I - FINANCIAL INFORMATION
                            NBC CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME FOR
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                                              2003      2002
                                                            ________  ________
INTEREST INCOME:
  Interest and Fees on Loans                                $ 17,338  $ 20,670
  Interest and Dividends on Investment Securities              9,077     9,874
  Other Interest Income                                          165       107
                                                            ________  ________
    Total Interest Income                                     26,580    30,651


INTEREST EXPENSE:
  Interest on Deposits                                         6,966     9,003
  Interest on Borrowed Funds                                   2,623     2,819
                                                            ________  ________

      Total Interest Expense                                   9,589    11,822
                                                            ________  ________

    Net Interest Income                                       16,991    18,829
  Provision for Loan Losses                                    1,490     1,260
                                                            ________  ________
   Net Interest Income after Provision for
     Loan Losses                                              15,501    17,569
                                                            ________  ________

NON-INTEREST INCOME:
  Income from Fiduciary Activities                               904       878
  Service Charges on Deposit Accounts                          3,683     3,331
  Insurance Commission and Fee Income                          2,256     1,965
  Mortgage Loan Fee Income                                     1,159       641
  Other Non-Interest Income                                    1,576     1,576
                                                            ________  ________

    Total Non-Interest Income                                  9,578     8,391
  Gains on Securities                                          1,368        91

NON-INTEREST EXPENSE:
  Salaries and Employee Benefits                               9,993     9,792
  Expense of Premises and Fixed Assets                         2,347     2,316
  Other Non-Interest Expense                                   4,517     4,098
                                                            ________  ________
    Total Non-Interest Expense                                16,857    16,206
                                                            ________  ________

Income Before Income Taxes                                     9,590     9,845
Income Taxes                                                   2,504     2,602
                                                            ________  ________

NET INCOME                                                  $  7,086  $  7,243
                                                            ========  ========

Net Earnings Per Share:
  Basic                                                     $   0.87  $   0.88
                                                            ========  ========
  Diluted                                                   $   0.87  $   0.88
                                                            ========  ========
Dividends Declared Per Common Share                         $   0.44  $   0.44
                                                            ========  ========

Note 1: The 2002 statement has been restated to reflect the adoption of FASB No. 147," Acquisition of Certain Financial Institutions".

Note 2: The 2002 Earnings Per Share amounts have been restated for the 4-for-3 stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.




                            NBC CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME FOR
                      QUARTER ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                              2003      2002
                                                            ________  ________
INTEREST INCOME:
  Interest and Fees on Loans                                $  8,617  $ 10,092
  Interest and Dividends on Investment Securities              4,258     5,055
  Other Interest Income                                           71        24
                                                            ________  ________
    Total Interest Income                                     12,946    15,171

INTEREST EXPENSE:
  Interest on Deposits                                         3,338     4,277
  Interest on Borrowed Funds                                   1,300     1,389
                                                            ________  ________
      Total Interest Expense                                   4,638     5,666
                                                            ________  ________
    Net Interest Income                                        8,308     9,505
  Provision for Loan Losses                                      740       630
                                                            ________  ________
    Net Interest Income after Provision for
      Loan Losses                                              7,568     8,875
                                                            ________  ________
NON-INTEREST INCOME:
  Income from Fiduciary Activities                               492       439
  Service Charges on Deposit Accounts                          1,890     1,731
  Insurance Commission and Fee Income                          1,038     1,064
  Mortgage Loan Fee Income                                       719       238
  Other Non-Interest Income                                      816       841
                                                            ________  ________
    Total Non-Interest Income                                  4,955     4,313
  Gains on Securities                                            667         0

NON-INTEREST EXPENSE:
  Salaries and Employee Benefits                               5,011     4,932
  Expense of Premises and Fixed Assets                         1,154     1,170
  Other Non-Interest Expense                                   2,277     2,075
                                                            ________  ________
    Total Non-Interest Expense                                 8,442     8,177

Income before Income Taxes                                     4,748     5,011
Income Taxes                                                   1,245     1,313
                                                            ________  ________
NET INCOME                                                  $  3,503  $  3,698
                                                            ========  ========
Net Earnings Per Share
  Basic                                                     $   0.43  $   0.45
                                                            ========  ========
  Diluted                                                   $   0.43  $   0.45
                                                            ========  ========
Dividends Declared Per Common Share                         $   0.22  $   0.22
                                                            ========  ========


Note 1: The 2002 statement has been restated to reflect the adoption of FASB No. 147, "Acquisition of Certain Financial Institutions".

Note 2: The 2002 Earnings Per Share amounts have been restated for the 4-for-3 stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.




                              NBC CAPITAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                               Jun. 30, 2003    Dec. 31, 2002
                                               _____________    _____________
                                                (Unaudited)       (Audited)
(Amounts in Thousands)

ASSETS:
Cash and Due From Banks:
   Noninterest-Bearing Balances                  $   35,350       $   27,865
   Interest-bearing Balances                            821              567
                                                 __________       __________
     Total Cash and Due From Banks                   36,171           28,432
Held-To-Maturity Securities (Market value of
   $46,877 at June 30, 2003 and $46,975 at
   December 31, 2002)                                43,080           43,792
Available-For-Sale Securities                       355,071          349,991
                                                 __________       __________
   Total Securities                                 398,151          393,783
Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                        27,433           28,486
Loans                                               570,674          584,707
Less: Reserve for Loan Losses                        (6,042)          (6,029)
                                                 __________       __________
   Net Loans                                        564,632          578,678
Bank Premises and Equipment (Net)                    14,567           14,816
Interest Receivable                                   6,879            7,605
Goodwill                                              2,853            2,853
Other Assets                                         23,075           22,803
                                                 __________       __________

   TOTAL ASSETS                                  $1,073,761       $1,077,456
                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS'  EQUITY:
Deposits:
   Non-Interest Bearing                          $  106,924       $  103,502
   Interest-Bearing Deposits                        702,558          713,945
                                                 __________       __________
      Total Deposits                                809,482          817,447
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                    16,850           25,599
Other Borrowed Funds                                118,712          112,941
Interest Payable                                      1,380            1,626
Other Liabilities                                    14,765            8,736
                                                 __________       __________
   TOTAL LIABILITIES                                961,189          966,349
                                                 __________       __________

Shareholders' Equity:
   Common Stock $1 Par Value, Authorized
     50,000,000 shares, Issued
     9,615,806 shares                                 9,616            9,616
Surplus and Undivided Profits                       128,187          124,710
Accumulated Other Comprehensive Income                2,518            4,122
Treasury Stock, at Cost                             (27,749)         (27,341)
                                                 __________       __________
   TOTAL SHAREHOLDERS' EQUITY                       112,572          111,107
                                                 __________       __________

   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $1,073,761       $1,077,456
                                                 ==========       ==========




                              NBC CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                     (Unaudited)

(Amounts in thousands)
                                                    2003              2002
                                                 __________       __________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                    $    7,086       $    7,243
   Adjustments to Reconcile Net Income to Net
     Cash:
        Depreciation and Amortization                   996            1,016
        Deferred Income Taxes (Credits)               1,797           (3,223)
        Provision for Loan Losses                     1,490            1,260
        Loss (Gain) on Sale of Securities            (1,368)             (91)
        (Increase) Decrease in Interest
          Receivable                                    726              235
        (Increase) Decrease in Other Assets          (1,329)          (1,010)
        Increase (Decrease) in Interest Payable        (246)            (584)
        Increase (Decrease) in Other
          Liabilities                                 6,029            6,268
                                                 __________       __________

   Net Cash Provided by Operating Activities         15,181           11,114

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Maturities of Securities            82,661           20,304
   Proceeds from Sale of Securities                 102,142            4,909
   Purchase of Securities                          (190,233)         (51,151)
   (Increase) Decrease in Loans                      12,556           24,228
   (Additions) Disposal of Bank Premises and
     Equipment                                         (658)            (738)
                                                 __________       __________
   Net Cash Provided by (Used in) Investing
     Activities                                       6,468           (2,448)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Deposits                   (7,965)         (19,634)
   Dividend Paid on Common Stock                     (3,599)          (3,460)
   Increase (Decrease) in Borrowed Funds             (2,978)           2,865
   Purchase of Treasury Stock                          (430)            (827)
   Other Financing Activities                             9                0
                                                 __________       __________
   Net Cash Provided by (Used in)Financing
     Activities                                     (14,963)         (21,056)
                                                 __________       __________

   Net Increase (Decrease) in Cash and Cash
      Equivalents                                     6,686          (12,390)

Cash and Cash Equivalents at Beginning of Year       56,918           43,525
                                                 __________       __________

Cash and Cash Equivalents at End of Period       $   63,604       $   31,135
                                                 ==========       ==========
Cash paid during the period for:

   Interest                                      $    9,835       $   12,406
                                                 ==========       ==========
   Income Taxes                                  $    2,679       $    2,985
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

In the opinion of management, all adjustments necessary for the fair presentation of the financial statements presented in this report have been made. Such adjustments were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

Note 1.  Accounting Pronouncements

The Corporation adopted FASB Statement No. 147, "Acquisition of Certain Financial Institutions", which became effective October 1, 2002. This Statement applies to unidentified intangible assets resulting from the acquisition of less-than-whole financial institutions. The Corporation had an unidentified intangible asset that resulted from such an acquisition. Management determined that the acquisition met the requirements of a business combination and, in accordance with FASB Statement No. 147, the related unidentified intangible asset was reclassified as goodwill and accounted for in accordance with FASB Statement No. 142. As a result, the Corporation reversed all related amortization expense recognized after FASB Statement
No. 142 was applied. This reversal required the Corporation to restate each of the first three quarters of 2002 by reversing the previously recorded amortization. This reversal reduced the second quarter's other operating expense by $29,000 and caused net income for that quarter to increase by approximately $19,000. For the six-month period ended June 30, this restatement has reduced other operating expenses by $57,000 and increased net income by $36,000. This change did not cause the earnings per share to change.

At June 30, 2003, the Corporation had approximately $2.8 million of goodwill on its balance sheet, including approximately $800,000 of unidentified intangible assets reclassified as goodwill, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Since the Corporation accounts for its stock-based compensation under APB No. 25, the Statement did not impact the Corporation's consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. Since the Corporation neither has derivative contracts nor engages in hedging activities, the Statement did not impact the Corporation's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Currently, the Corporation does not have financial instruments that fall within the scope of the Statement and therefore, this Statement currently has no impact on the Corporation's consolidated financial statements.


Note 2.  Stock Options

The Corporation has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Amounts in thousands except for per share data)

                                                         Quarter Ended
                                                           June 30,
                                                         2003    2002
                                                        ______  ______

Net income, as reported                                 $3,503  $3,698
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                             (59)    (45)
                                                        ______  ______

Pro forma net income                                    $3,444  $3,653
                                                        ======  ======
Basic net earnings per share:
      As reported                                       $  .43  $  .45
      Pro forma                                            .42     .44

Diluted net earnings per share:
      As reported                                       $  .43  $  .45
      Pro forma                                            .42     .44


                                                       Six Months Ended
                                                           June 30,
                                                         2003    2002
                                                        ______  ______

Net income, as reported                                 $7,086  $7,243
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                            (124)    (84)
                                                        ______  ______

Pro forma net income                                    $6,962  $7,159
                                                        ======  ======
Basic net earnings per share:
      As reported                                       $ .87   $  .88
      Pro forma                                           .85      .87

Diluted net earnings per share:
      As reported                                       $ .87   $  .88
      Pro forma                                           .85      .87


Note 3.  Stock Split

During the third quarter of 2002, the Corporation had a four-for-three (4-for-3) stock split. This stock split was accounted for as a stock dividend. All per share amounts and the weighted average number of shares outstanding reported in this Form 10-Q have been restated to reflect this stock split.


Note 4.  Comprehensive Income

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

                                                        Quarter Ended
                                                           June 30,
                                                         2003    2002
                                                        (In thousands)
                                                        ______  ______

Net Income                                              $3,503  $3,698

Other Comprehensive Income (loss) net of tax:
   Reclassification adjustment for gain
     included in net income                               (417)      0
   Unrealized gains (losses) on securities               1,107   4,900
                                                        ______  ______
                                                           690   4,900
                                                        ______  ______

Comprehensive Income                                    $4,193  $8,598
                                                        ======  ======

Accumulated Comprehensive Income                        $2,518  $4,644
                                                        ======  ======




                                                       Six Months Ended
                                                           June 30,
                                                         2003    2002
                                                        (In thousands)
                                                        ______  ______

Net Income                                              $7,086  $ 7,243


Other Comprehensive Income (Loss) net of tax:
   Reclassification adjustment for gain
     included in net income                               (855)    (57)
Unrealized gains (losses) on securities                   (749)   3,051
                                                        ______  _______
                                                        (1,604)   2,994
                                                        ______  _______

Comprehensive Income                                    $5,482  $10,237
                                                        ======  =======

Accumulated Comprehensive Income                        $2,518  $ 4,644
                                                        ======  =======




                                  PART I.  ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                   JUNE 30, 2003


DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition for the quarter and six-month period ended June 30, 2003. Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management.
When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Currently, management expects, based on the available information, that interest rates will remain at their current levels and the overall economy in its market will remain relatively flat throughout the remainder of 2003. The Corporation's 2003 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction and/or speed, they could have a material impact on the Corporation's financial condition and results of operations. It is also a risk if interest rates continue at current levels for an extended period of time. If this happens, as existing loans in the portfolio mature, they will be paying off at an older, higher interest rate. The new loans that will be replacing them will be made at much lower interest rates. Rates on deposits are at a level that will make it very difficult to offset this loss in yield with a reduced cost of deposits. This situation, if it occurs, will put additional pressure on the Corporation's net interest margin and net income. The areas of the Corporation's operations most directly impacted by all of the above described situations would be the net interest margin, loan and deposit growth and the provision for loan losses.


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


RESULTS OF OPERATIONS

First two quarters of 2003 compared to the first two quarters of 2002 Earnings for the first two quarters of 2003 decreased by 2.2% to $7.09 million, or $.87 per share. This compares to $7.24 million, or $.88 per share, for the first two quarters of 2002. On an annualized basis, these 2003 totals equate to a 1.3% return on average assets and a 12.7% return on average equity. For this same period in 2002, return on average assets was 1.4% and return on average equity was 13.8%.

Net interest income for the first half of 2003 was $16.99 million, compared to $18.83 million for 2002. This represents a decrease of 9.8%. This decrease resulted from a forty-five basis point decrease in the net interest margin. The primary reason for the decrease in margin was that the Corporation lost 95 basis points from the repricing of its earning assets from the first half of 2002 to the first half of 2003, while it was only able to decrease its cost of funds by 58 basis points. This decline was partially offset by a $20.2 million or 2.1% increase in average earning assets. However, all the growth in average earning assets came in the areas of the investment securities portfolio and federal funds sold, as loans continued to decline. Average loans declined from $598.3 million during the first half of 2002 to $566.6 million during the first half of 2003. During these same periods, the average balances of the investment securities portfolio increased from $362.3 million to $400.4 million, and average balances of federal funds sold increased from $12.3 million to $26.1 million. This change in the mix of average earning assets also had a negative impact on margin because the yield on the loan portfolio for the first half of 2003 was 6.17%, while the yields on the investment portfolio and federal funds sold were only 4.57% and 1.27%, respectively. This mix change occurred because of the Corporation's need to grow earning assets during a time of very soft loan demand and an overall slow economy in its market area. The Corporation continued to lose mortgage loans from its portfolio as the adjustable rate loans in the portfolio refinanced to fixed rate loans and were sold into the secondary market. In the area of consumer loans, there was continued competition from sources offering low or, in the case of automobiles, zero rate loans. All these factors put pressure on the Corporation's ability to maintain or increase margins and net interest income. Management believes that if the Federal Reserve continues the current low rate environment for the remainder of the year, the Corporation's net interest income will continue to come under pressure. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the Corporation's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exists, a specific portion of the reserve is allocated to each affected loan. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Classified assets to capital were 12.0% at June 30, 2003, compared to 17.1% at June 30, 2002. The percentage of loans past due 30 days or more was 1.71% at June 30, 2003. The Reserve for Loan Losses as a percentage of total loans has increased from 1.03% of net loans at the end of 2002 to 1.06% at the end of the second quarter of 2003. During the first half of 2003, net charge-offs totaled $1,477,000, compared to $969,000 for the same period of 2002. Overall, loan quality remains good. At the end of the second quarter of 2003, the ratio of non-performing loans to total loans remained low at .47%. This compares to .70% at December 31, 2002 and .56% at June 30, 2002. Also, at June 30, 2003, the coverage of the reserve for loan losses to non-performing loans was 229%, compared to 210% at June 30, 2002. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the second quarter of 2003 and at the end of 2002 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses has increased from $1,260,000 during the first half of 2002 to $1,490,000 in the same period of 2003. The level of the provision for the first half of 2003 was increased due to a more conservative stance regarding the portion of the provision allocated to the consumer loan portfolio in light of the continuation of the soft economy and the heavy job losses in some of the Corporation's markets. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 14.1%, resulting from a 10.6% increase in fee income from deposit accounts, a 14.8% increase in insurance commission and fee income, a 3.0% increase in income from fiduciary activities and an 80.8% increase in fees from mortgage-related activities. The solid increase in income from deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in insurance commission and fee income resulted from an increased volume in all lines of the insurance business and improved profit sharing from carriers due to lower loss levels and increased underwriting volume. The increase in income from fiduciary activities resulted primarily from higher fees related to a general rise in value in the equity markets, which directly affected the value of assets under management. Mortgage fee income benefited from the continued demand for home loans in this low interest rate environment.
The pipeline for mortgage loans, both new home loans and refinancing of existing loans, remains strong into the third quarter, as interest rates remain at historically low levels.

The Corporation recognized $1,368,000 in securities gains during the first half of 2003, compared to gains of $91,000 during the first half of 2002. The gains in 2002 resulted from securities that had been purchased at a discount being called because of the low rate environment. In the first half of 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields at or above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. Management believes the opportunities for similar gains during the second half of the year will depend on the continuation of the rate environment that caused this aberration in security pricing and yields. The Corporation plans to take advantage of this situation as long as it is available.

Non-interest expenses for the first half of 2003 increased by 4.0% over the same period of 2002. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 2.1%, primarily due to higher employee medical insurance costs and a 1.4% increase in salary expenses resulting from normal raises. Expenses associated with premises and fixed assets increased by $31,000, or 1.3%, due to increases in property taxes and utilities. Other non-interest expenses increased by $419,000, or 10.2%. This increase resulted from increases in several expense categories, none of which were individually considered to be material.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate decreased from 26.4% for the first half of 2002 to 26.1% for the first half of 2003. This decrease in the effective tax rate for the period resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


Second quarter of 2003 compared to the second quarter of 2002

Earnings for the second quarter of 2003 decreased by 5.3% to $3.50 million, or $.43 per share. This compares to $3.70 million, or $.45 per share, for the second quarter of 2002. On an annualized basis, the 2003 net income equates to a 1.3% return on average assets and a 12.6% return on average equity. For this same period in 2002, return on average assets was 1.4% and return on average equity was 13.9%.

Net interest income for the second quarter of 2003 was $8.31 million, compared to $9.51 million for 2002. This represents a decrease of 12.6%. This decrease resulted from a fifty-five basis point decrease in the net interest margin. The primary reason for the decrease in margin was that the Corporation lost 99 basis points from the repricing of its earning assets from the second quarter of 2002 to the second quarter of 2003, while it was only able to decrease its cost of funds by 55 basis points. The decline in margin was partially offset by a $13.1 million or 1.4% increase in average earning assets. However, all the growth in average earning assets came in the area of the investment securities portfolio and federal funds sold, as loans continued to decline. Average loans declined from $593.4 million during the second quarter of 2002 to $565.3 million during the second quarter of 2003. During these same periods, the average balances of the investment securities portfolio increased from $369.7 million to $392.8 million and federal funds sold increased from $5.4 million to $23.4 million. This change in the mix of average earning assets also had a negative impact on margin because the yield on the loan portfolio for the second quarter of 2003 was 6.11%, while the yield on the investment portfolio was 4.34% and the yield on federal funds sold was 1.22%. This mix change occurred because of the Corporation's need to grow earning assets during a time of very soft loan demand and an overall slow economy in its market area. The Corporation continued to lose mortgage loans from its portfolio as the adjustable rate loans in the portfolio refinanced to fixed rate loans and were sold into the secondary market.
In the area of consumer loans, there was continued competition from sources offering low or, in the case of automobiles, zero rate loans. All these factors put pressure on the Corporation's ability to maintain or increase margins and net interest income. Management believes that if the Federal Reserve continues the current low rate environment for the remainder of the year, the Corporation's net interest income will continue to come under pressure. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Provision for Loan Losses increased from $630,000 during the second quarter of 2002 to $740,000 in the same quarter of 2003. The level of the provision increased due to a more conservative stance regarding the portion of the provision allocated to the consumer loan portfolio in light of the continuation of the soft economy and the heavy job losses in some of the Corporation's markets. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 14.9%, resulting from a 9.2% increase in income from deposit accounts, a 12.1% increase in income from fiduciary activities and a 202.1% increase in fees from mortgage-related activities. The solid increase in income from deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in income from fiduciary activities resulted primarily from higher fees related to the impact of the equity markets on the value of assets under management. Mortgage fee income benefited from the record demand for loans in this low interest rate environment. The month of June was the single largest month that the Corporation has experienced in all categories of mortgage lending (numbers of mortgage loans closed, total principal of loans closed and mortgage loan fees generated). The pipeline for mortgage loans, both new home loans and refinancing of existing loans, remains strong into the third quarter, as interest rates remain at historically low levels. The Corporation experienced slight declines in insurance commission and fee income and in other non-interest income from the second quarter of 2002 to the second quarter of 2003. These declines were 2.4% and 3.0%, respectively. The decline in other non-interest income was the result of small declines in several accounts, none of which were individually material.

The Corporation recognized $667,000 in securities gains during the second quarter of 2003. There were no gains recognized during the second quarter of 2002. In the second quarter of 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields at or above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. As previously stated, if opportunities for similar gains are available during the second half of the year, the Corporation plans to take advantage of them.

Non-interest expenses for the second quarter of 2003 increased by 3.2% over the same period of 2002. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 1.6%, primarily due to higher employee insurance costs and pension expense. Other non-interest expenses increased by $202,000, or 9.7%. This increase resulted from increases in several expense categories, none of which were individually considered to be material.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate remained unchanged from the second quarter of 2002 to the second quarter of 2003. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows a slight decrease in total assets from $1.08 billion to $1.07 billion during the first half of 2003. During this period, loans declined by $14.0 million. There were several reasons for the continued decline in loans. These include the continued refinancing of variable rate mortgage loans to fixed rate loans (which the Corporation does not hold in its portfolio), tighter underwriting standards in the consumer loan portfolio, continued competition from low and zero rate loans, especially from the automobile industry, and the pay-off of two business loans of approximately $11 million. One of these loans was a commercial line of credit in its "clean up" period and the other moved into its permanent financing phase with a government agency. Because of lower loan demand, the Corporation decided not to aggressively price deposits, resulting in an $8.0 million decline in deposits and an $8.7 million decline in securities sold under agreements to repurchase. The Corporation increased its Federal Home Loan Bank borrowings by $5.8 million to take advantage of very low borrowing rates and to replace the borrowings that were paid during the period. The Corporation used its excess cash flow to increase the investment securities portfolio by $4.4 million. Other liabilities increased $6.0 million. The primary reason for this increase was that a security purchased for the investment portfolio in June did not settle until July. Since the security was recorded on a trade date basis, the liability for this security was placed in other liabilities at June 30.

Shareholders' equity increased from $111.1 million to $112.6 million during the first half of 2003. During this period the Accumulated Other Comprehensive Income component of Shareholders' Equity decreased from an unrealized gain of $4,122,000 at December 31, 2002 to an unrealized gain of $2,518,000 at June 30, 2003. Part of the reason for the decline was that during the period, approximately $1,368,000 of gross gains were actually realized. After adjusting for these realized gains, the market value of the remaining portfolio declined by approximately $749,000, net of taxes. See Note 4 to the Consolidated Financial Statements in this document for additional information concerning the changes in comprehensive income. Also, during the first half of 2003, the Corporation declared dividends of approximately $3,597,000. Additionally, the Corporation repurchased 18,000 shares of its common stock in the open market under the announced stock repurchase plan for approximately
$430,000, or an average purchase price per share of $23.86. These declines were more than offset with the net earnings for the first half of the year.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At June 30, 2003, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund the 976,676 share repurchase transaction in March of 2001, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and, with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. As a result, the subsidiary bank is limited to its 2002 net retained earnings and the current year's net profits to pay dividends to the Corporation during 2003, without obtaining further approval from the Comptroller of the Currency. At June 30, 2003, without approval, the subsidiary bank's dividend paying ability was limited to approximately $9.0 million.

Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation, and such loans are required to be on a fully secured basis. At June 30, 2003, there were no borrowings between the Corporation and its subsidiary bank.


OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2003, the amount of unfunded commitments outstanding was $92,041,000.

Also, the Corporation provides Commercial Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a letter of credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of June 30, 2003, the amount of outstanding Letters of Credit was $6,177,000.

Both of these arrangements are subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, the Corporation does not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, the Corporation is able to fund them out of normal cash flow. If they were all funded at the same time, the Corporation has short-term borrowing lines in place to fund its cash needs.

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

                                                    ($ In Thousands)
                                                    Average Balance
                                            Quarter    Six Months      Year
                                             ended       ended         ended
                                            6/30/03      6/30/03     12/31/02
                                           ________     ________     ________
EARNING ASSETS:
  Net loans                                $565,339     $566,576     $591,297
  Federal funds sold and
    other interest-bearing
    assets                                   23,414       26,125       12,986
  Securities:
    Taxable                                 280,509      285,996      250,970
    Nontaxable                              112,304      114,366      123,380
                                           ________     ________     ________
      Totals                                981,566      993,063      978,633
                                           ________     ________     ________
INTEREST-BEARING
LIABILITIES:
  Interest-bearing deposits                 702,649      714,923      701,654
  Borrowed funds, federal
    funds purchased and other               133,324      132,684      134,639
                                           ________     ________     ________
      Totals                                835,973      847,607      836,293
                                           ________     ________     ________
Net amounts                                $145,593     $145,456     $142,340
                                           ========     ========     ========


                                                    ($ In Thousands)
                                                     Interest Income
                                            Quarter    Six Months      Year
                                             ended       ended         ended
                                            6/30/03      6/30/03     12/31/02
                                           ________     ________     ________
EARNING ASSETS:
  Net loans                                $  8,617     $ 17,338     $ 40,022
  Federal funds sold
    and other interest-
    bearing assets                               71          165          215
  Securities:
    Taxable                                   2,906        6,276       13,675
    Nontaxable                                1,352        2,801        6,139
                                           ________     ________     ________
    Totals                                 $ 12,946     $ 26,580     $ 60,051
                                           ========     ========     ========

INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits                $  3,337     $  6,966     $ 17,171
  Borrowed funds, federal
    funds purchased and other                 1,301        2,623        5,705
                                           ________     ________     ________
    Totals                                    4,638        9,589       22,876
                                           ________     ________     ________
Net interest income                        $  8,307     $ 16,991     $ 37,175
                                           ========     ========     ========



                                                      Yields Earned
                                                    And Rates Paid (%)
                                            Quarter    Six Months      Year
                                             ended       ended         ended
                                            6/30/03      6/30/03     12/31/02
                                           ________     ________     ________
EARNING ASSETS:
  Net loans                                  6.11%        6.17%        6.77%
  Federal funds sold and other
    interest-bearing assets                  1.22%        1.27%        1.66%
  Securities:
    Taxable                                  4.15%        4.42%        5.45%
    Nontaxable                               4.83%        4.94%        4.98%
                                           ________     ________     ________
      Totals                                 5.29%        5.40%        6.14%
                                           ========     ========     ========

INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits                  1.91%        1.96%        2.45%
  Borrowed funds, federal funds
    purchased and other                      3.91%        3.99%        4.24%
                                           ________     ________     ________
      Totals                                 2.23%        2.28%        2.74%
                                           ________     ________     ________
Net yield on earning assets                  3.39%        3.45%        3.80%



Note:  Yields on tax equivalent basis would be:

Nontaxable securities                        7.43%        7.60%        7.66%
                                           ________     ________     ________
Total earning assets                         5.59%        5.70%        6.47%
                                           ________     ________     ________
Net Yield on earning assets                  3.69%        3.76%        4.14%
                                           ________     ________     ________



                              PART I.   ITEM  3

          Quantitative and Qualitative Disclosures about Market Risk

                               Not Applicable



                               PART I.  ITEM 4

                           Controls and Procedures

                                 June 30, 2003


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

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated as of June 30, 2003. It is the conclusion of the Corporation's Chief Executive Officer and the Chief Financial Officer that, as of June 30, 2003, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation's internal controls over financial reporting that occurred during the Corporation's most recent fiscal quarter that has materially affected, or would be reasonably likely to materially affect, the Corporation's internal control over financial reporting. Management believes that there were no significant deficiencies or material weaknesses in the Corporation's internal controls that required any corrective action.


                             PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The 2003 Annual Meeting of Shareholders was held on
               May 20, 2003.

          (b)  Not Applicable

          (c) At the 2003 annual meeting of shareholders, the shareholders voted on a proposal to amend the Corporation's articles of incorporation to increase the number of authorized shares of common stock from 10 million to 50 million. This proposal passed with the following votes being cast:

                            For                   6,542,921
                            Against or Withheld     563,396
                            Abstentions              80,367

               The shareholders also voted on a proposal to approve the Corporation's 2003 Long-Term Incentive Plan. The proposal passed with the following votes being cast:

                            For                   5,897,767
                            Against or Withheld     235,536
                            Abstentions           1,053,381

          (d)  Not Applicable

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                3(i)  Amendment to Articles of Incorporation

               10.1 Executive Employment Agreement Dated June 1, 2003, by and between NBC Capital Corporation and Lewis F. Mallory, Jr.

               10.2 Executive Employment Agreement Dated June 1, 2003, by and between NBC Capital Corporation and Mark A. Abernathy

               10.3 Executive Employment Agreement Dated June 1, 2003, by and between NBC Capital Corporation and Richard T. Haston

               11     Statement re computation of per-share earnings

               31.1 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

               31.2 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

               32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

               32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

          (b)  Form 8-K

                      A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended June 30, 2003. The press release was made to the public after the market close on July 21, 2003 and included in a Current Report on Form 8-K filed on July 22, 2003.



The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three-month and the six-month periods ended June 30, 2003, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NBC CAPITAL CORPORATION
                                         Registrant


Date:  August 13, 2003
                                         /s/ Richard T. Haston
                                         ___________________________________
                                         Richard T. Haston
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer



EXHIBIT INDEX:


3(i)  Amendment to Articles of Incorporation

10.1 Executive Employment Agreement Dated June 1, 2003, by and between NBC Capital Corporation and Lewis F.
      Mallory, Jr.

10.2 Executive Employment Agreement Dated June 1, 2003, by and between NBC Capital Corporation and Mark A.
      Abernathy

10.3 Executive Employment Agreement Dated June 1, 2003, by and between NBC Capital Corporation and Richard T.
      Haston

11    Statement re computation of per-share earnings

31.1 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2  Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of
      Securities Exchange Act of 1934 as adopted pursuant to
      section 302 of Sarbanes-Oxley Act of 2002-Chief
      Financial Officer

32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer