Form 10-Q
period 2003-09-30
NBC CAPITAL CORP
filed 2003-11-14
CIK 742054

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

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

                            YES [X]      NO [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act of 1934 rule 12b-2.

                            YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value - 8,171,811 shares as of September 30, 2003.


                         PART  I - FINANCIAL INFORMATION
                             NBC CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME FOR
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                            2003      2002
                                                          _______   _______
INTEREST INCOME:
    Interest and Fees on Loans                            $25,663   $30,596
    Interest and Dividends on Investment Securities        13,046    15,001
    Other Interest Income                                     227       146
                                                          _______   _______
       Total Interest Income                               38,936    45,743

INTEREST EXPENSE:
    Interest on Deposits                                    9,984    13,203
    Interest on Borrowed Funds                              3,875     4,288
                                                          _______   _______
       Total Interest Expense                              13,859    17,491
                                                          _______   _______

     Net Interest Income                                   25,077    28,252
    Provision for Loan Losses                               2,170     2,015
                                                          _______   _______
     Net Interest Income after Provision for
       Loan Losses                                         22,907    26,237

NON-INTEREST INCOME:
     Income from Fiduciary Activities                       1,371     1,317
     Service Charges on Deposit Accounts                    5,697     5,143
     Insurance Commission and Fee Income                    3,438     3,046
     Mortgage Loan Fee Income                               1,838       990
     Other Non-Interest Income                              2,407     2,310
                                                          _______   _______
       Total Non-Interest Income                           14,751    12,806
     Gains on Securities                                    1,362       279

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                        14,969    14,681
     Expense of Premises and Fixed Assets                   3,539     3,517
     Other Non-Interest Expense                             6,761     6,410
                                                          _______   _______
       Total Non-Interest Expense                          25,269    24,608
                                                          _______   _______

Income Before Income Taxes                                 13,751    14,714
Income Taxes                                                3,550     3,855
                                                          _______   _______

NET INCOME                                                $10,201   $10,859
                                                          =======   =======
Net Earnings Per Share:
   Basic                                                  $  1.25   $  1.32
                                                          =======   =======
   Diluted                                                $  1.25   $  1.32
                                                          =======   =======
Dividends Per Common Share                                $  0.68   $  0.65
                                                          =======   =======

Note 1: The 2002 statement has been restated to reflect the adoption of FASB No. 147," Acquisition of Certain Financial Institutions".


                             NBC CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME FOR
                    QUARTER ENDED SEPTEMBER 30, 2003 AND 2002

                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                            2003      2002
                                                          _______   _______
INTEREST INCOME:
    Interest and Fees on Loans                            $ 8,325   $ 9,926
    Interest and Dividends on Investment Securities         3,969     5,127
    Other Interest Income                                      62        39
                                                          _______   _______
       Total Interest Income                               12,356    15,092

INTEREST EXPENSE:
    Interest on Deposits                                    3,018     4,200
    Interest on Borrowed Funds                              1,252     1,469
                                                          _______   _______
       Total Interest Expense                               4,270     5,669
                                                          _______   _______
     Net Interest Income                                    8,086     9,423
    Provision for Loan Losses                                 680       755
                                                          _______   _______
     Net Interest Income after Provision for
       Loan Losses                                          7,406     8,668
                                                          _______   _______

NON-INTEREST INCOME:
     Income from Fiduciary Activities                         467       439
     Service Charges on Deposit Accounts                    2,014     1,812
     Insurance Commission and Fee Income                    1,182     1,081
     Mortgage Loan Fee Income                                 679       349
     Other Non-Interest Income                                831       734
                                                          _______   _______
       Total Non-Interest Income                            5,173     4,415
                                                          _______   _______
     Gain (Loss) on Securities                                 (6)      188

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                         4,976     4,889
     Expense of Premises and Fixed Assets                   1,192     1,201
     Other Non-Interest Expense                             2,244     2,312
                                                          _______   _______
       Total Non-Interest Expense                           8,412     8,402
                                                          _______   _______

Income before Income Taxes                                  4,161     4,869
Income Taxes                                                1,046     1,253
                                                          _______   _______

NET INCOME                                                $ 3,115   $ 3,616
                                                          =======   =======
Net Earnings Per Share
     Basic                                                $  0.38   $  0.44
                                                          =======   =======
     Diluted                                              $  0.38   $  0.44
                                                          =======   =======
Dividends Per Common Share                                $  0.24   $  0.22
                                                          =======   =======

Note 1: The 2002 statement has been restated to reflect the adoption of FASB No. 147," Acquisition of Certain Financial Institutions".



                           NBC CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                              Sept. 30, 2003  Dec. 31, 2002
                                              ______________  _____________
                                                (Unaudited)     (Audited)
(Amounts in Thousands)

ASSETS:
Cash and Due From Banks:
   Noninterest-Bearing Balances                 $   26,013      $   27,865
   Interest-bearing Balances                           822             567
                                                __________      __________
      Total Cash and Due From Banks                 26,835          28,432
Held-To-Maturity Securities  (Market value of
   $43,596 at September 30, 2003 and $46,975
   at December 31, 2002)                            40,804          43,792
Available-For-Sale Securities                      340,128         349,991
                                                __________      __________
   Total Securities                                380,932         393,783
Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                          420          28,486
Loans                                              584,884         576,325
Less:  Reserve for Loan Losses                      (6,238)         (6,029)
                                                __________      __________
   Net Loans                                       578,646         570,296
Bank Premises and Equipment (Net)                   14,750          14,816
Interest Receivable                                  5,995           7,605
Goodwill                                             2,853           2,853
Other Assets                                        29,349          31,185
                                                __________      __________

   TOTAL ASSETS                                 $1,039,780      $1,077,456
                                                ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-Interest Bearing Deposits                $  104,923      $  103,502
   Interest-Bearing Deposits                       681,502         713,945
                                                __________      __________
      Total Deposits                               786,425         817,447
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                   22,184          25,599
Other Borrowed Funds                               111,765         112,941
Interest Payable                                     1,254           1,626
Other Liabilities                                    8,461           8,736
                                                __________      __________
   TOTAL LIABILITIES                               930,089         966,349

Shareholders' Equity:
   Common Stock $1 Par Value, Authorized
      50,000,000 shares, Issued
      9,615,806 shares                               9,616           9,616
Surplus and Undivided Profits                      129,340         124,710
Accumulated Other Comprehensive Income              (1,544)          4,122
Treasury Stock, at Cost                            (27,721)        (27,341)
                                                __________      __________
   TOTAL SHAREHOLDERS' EQUITY                      109,691         111,107
                                                __________      __________

   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $1,039,780      $1,077,456
                                                ==========      ==========

Note 1: Certain 2002 amounts have been reclassified to conform to 2003 classifications.


                           NBC CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                (Unaudited)
(Amounts in thousands)
                                                          2003       2002
                                                        ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                           $ 10,201   $ 10,806
   Adjustments to Reconcile Net Income to Net Cash
      Depreciation and Amortization                        1,460      1,593
      Deferred Income Taxes (Credits)                      5,908     (3,918)
      Provision for Loan Losses                            2,170      2,015
      Loss (Gain) on Sale of Securities                   (1,362)      (279)
      (Increase) Decrease in Interest Receivable           1,610        760
      (Increase) Decrease in Other Assets                 (1,282)    (2,082)
       Increase (Decrease) in Interest Payable              (372)      (435)
       Increase (Decrease) in Other Liabilities             (275)     7,592
                                                        ________   ________
   Net Cash Provided by Operating Activities              18,058     16,052

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from Maturities of Securities             133,529     36,013
      Proceeds from Sale of Securities                   109,545     33,158
      Purchase of Securities                            (237,446)  (107,295)
     (Increase) Decrease in Loans                        (10,520)    27,493
     (Additions) Disposal of Bank Premises and
        Equipment                                         (1,263)    (1,019)
                                                        ________   ________
   Net Cash Provided by (Used in) Investing Activities    (6,155)   (11,650)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (Decrease) in Deposits                    (31,022)    (4,259)
      Dividend Paid on Common Stock                       (5,560)    (5,248)
      Increase (Decrease) in Borrowed Funds               (4,591)    11,407
      Purchase of Treasury Stock                            (430)    (1,053)
      Other Financing Activities                              37          0
                                                        ________   ________
   Net Cash Provided by (Used in) Financing Activities   (41,566)       847

   Net Increase (Decrease) in Cash and Cash
      Equivalents                                        (29,663)     5,249

   Cash and Cash Equivalents at Beginning of Year         56,918     43,525
                                                        ________   ________

   Cash and Cash Equivalents at End of Period           $ 27,255   $ 48,774
                                                        ========   ========
   Cash paid during the period for:
      Interest                                          $ 14,231   $ 17,926
                                                        ========   ========
      Income Taxes                                      $  3,823   $  3,889
                                                        ========   ========

Note 1: The 2002 statement has been restated to reflect the adoption of FASB No. 147," Acquisition of Certain Financial Institutions".

Note 2: Certain 2002 amounts have been reclassified to conform to 2003 classifications.



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

Note 1.  Accounting Pronouncements

The Corporation adopted Financial Accounting Standards Board "FASB" Statement No. 147, "Acquisition of Certain Financial Institutions", which became effective October 1, 2002. This Statement applies to unidentified intangible assets resulting from the acquisition of less-than-whole financial institutions. The Corporation had an unidentified intangible asset that resulted from such an acquisition. Management determined that the acquisition met the requirements of a business combination and, in accordance with FASB Statement No. 147, the related unidentified intangible asset was reclassified as goodwill and accounted for in accordance with FASB Statement No. 142. As a result, the Corporation reversed all related amortization expense recognized after FASB Statement No. 142 was applied. This reversal required the Corporation to restate each of the first three quarters of 2002. This reversal reduced the third quarter's other operating expense by $28,000 and caused net income for that quarter to increase by approximately $17,000. For the nine-month period ended September 30, 2002, this restatement reduced other operating expenses by $85,000 and increased net income by $53,000. This change did not cause the earnings per share to change.

At September 30, 2003, the Corporation had approximately $2.8 million of goodwill on its balance sheet, including approximately $800,000 of unidentified intangible assets reclassified as goodwill, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Since the Corporation accounts for its stock-based compensation under Accounting Principles Board "APB" No. 25, the Statement did not impact the Corporation's consolidated financial statements.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Currently, the Corporation does not have financial instruments that fall within the scope of the Statement; therefore, this Statement currently has no impact on the Corporation's consolidated financial statements.


Note 2.  Stock Options

The Corporation has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates what the effect on net income and earnings per share would have been if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(Amounts in thousands except for per share data)

                                                         Quarter Ended
                                                         September 30,
                                                         2003    2002
                                                        (In Thousands)
                                                        ______________

Net income, as reported                                 $3,115  $3,616
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                             (28)    (65)
                                                        ______________

Pro forma net income                                    $3,087  $3,551
                                                        ==============
Basic net earnings per share:
   As reported                                          $  .38  $  .44
   Pro forma                                               .38     .44

Diluted net earnings per share:
   As reported                                          $  .38  $  .44
   Pro forma                                               .38     .44


                                                      Nine Months Ended
                                                         September 30,
                                                         2003    2002
                                                        (In Thousands)
                                                      ________________
Net income, as reported                               $10,201  $10,859
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                           (152)    (150)
                                                      ________________

Pro forma net income                                  $10,049  $10,709
                                                      ================

Basic net earnings per share:
   As reported                                         $ 1.25  $ 1.32
   Pro forma                                             1.23    1.30

Diluted net earnings per share:
   As reported                                         $ 1.25  $ 1.32
   Pro forma                                             1.23    1.30



Note 3.  Comprehensive Income

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

                                                         Quarter Ended
                                                         September 30,
                                                         2003    2002
                                                        (In thousands)
                                                       _______________

Net Income                                             $ 3,115  $3,616

Other Comprehensive Income (Loss), net of tax:
   Reclassification adjustment for (gain) loss
      included in net income                                 4    (118)
   Unrealized gains (losses) on securities              (4,066)    824
                                                       _______________
                                                        (4,062)    706
                                                       _______________

Comprehensive Income (Loss)                            $  (947) $4,322
                                                       ===============

Accumulated Comprehensive Income (Loss)                $(1,544) $5,350
                                                       ===============



                                                      Nine Months Ended
                                                         September 30,
                                                         2003    2002
                                                        (In thousands)
                                                      ________________

Net Income                                            $10,201  $10,859

Other Comprehensive Income (Loss), net of tax:
   Reclassification adjustment for (gain) loss
      included in net income                             (851)    (174)
Unrealized gains (losses) on securities                (4,815)   3,874
                                                      ________________
                                                       (5,666)   3,700
                                                      ________________

Comprehensive Income                                  $ 4,535  $14,559
                                                      ================

Accumulated Comprehensive Income                      $(1,544) $ 5,350
                                                      ================



                               PART I.  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                             SEPTEMBER 30, 2003


DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition for the quarter and nine-month period ended September 30, 2003. Certain information included in this discussion contains forward-looking statements and information that are based on management's conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation's expectations. The forward-looking statements made in this document are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation's documents, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

The two major trends that can have a material impact on the Corporation's financial condition and results of operations are the trend in interest rates and the overall trend in the economy. Currently, management expects, based on the available information, that interest rates will remain at their current levels and the overall economy in its market will remain relatively flat throughout the remainder of 2003. The Corporation's 2003 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction and/or speed, they could have a material impact on the Corporation's financial condition and results of operations. It is also a risk if interest rates continue at current levels for an extended period of time. If this happens, as existing loans in the portfolio mature, they will be paying off at an older, higher interest rate. The new loans that will be replacing them will be made at much lower interest rates. Rates on deposits are at a level that will make it very difficult to offset this loss in yield with a reduced cost of deposits.
There is also a risk that when rates begin to move up, new and existing borrowers will want to fix rates on loans at the lower end of this up cycle. During a rising rate environment, the rates on deposits will increase as time deposits mature. These situations, if they occur, will put additional pressure on the Corporation's net interest margin and net income. The areas of the Corporation's operations most directly impacted by all of the above described situations would be the net interest margin, loan and deposit growth and the provision for loan losses.


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


RESULTS OF OPERATIONS

First three quarters of 2003 compared to the first three quarters of 2002:

Earnings for the first three quarters of 2003 decreased by 6.1% to $10.2 million, or $1.25 per share. This compares to $10.86 million, or $1.32 per share, for the first three quarters of 2002. On an annualized basis, these 2003 totals equate to a 1.3% return on average assets and a 12.3% return on average equity. For this same period in 2002, return on average assets was 1.4% and return on average equity was 13.6%.

Net interest income for the first nine months of 2003 was $25.08 million, compared to $28.25 million for 2002. This represents a decrease of 11.2%. This decrease resulted from a forty-eight basis point decrease in the net interest margin. The primary reason for the decrease in margin was that the Corporation lost 100 basis points from the repricing of its earning assets from the first nine months of 2002 to the first nine months of 2003, while it was only able to decrease its cost of funds by 61 basis points. This decline was partially offset by a $12.6 million or 1.3% increase in average earning assets. However, all of the growth in average earning assets came in the areas of the investment securities portfolio and federal funds sold, as loans continued to decline. Average loans declined from $595.5 million during the first nine months of 2002 to $566.5 million during the first nine months of 2003. During these same periods, the average balances of the investment securities portfolio increased from $369.7 million to $397.0 million, and average balances of federal funds sold increased from $10.9 million to $25.4 million. This change in the mix of average earning assets had a negative impact on margin because the yield on the loan portfolio for the first nine months of 2003 was 6.06%, while the yields on the investment portfolio and federal funds sold were only 4.39% and 1.20%, respectively. This change in mix occurred because of the Corporation's need to grow earning assets during a time of very soft loan demand and an overall slow economy in its market area. The Corporation continued to lose mortgage loans from its portfolio as the adjustable rate loans in the portfolio refinanced to fixed rate loans and were sold into the secondary market.
In the area of consumer loans, there was continued competition from sources offering low or, in the case of automobiles, zero rate loans. All of these factors put pressure on the Corporation's ability to grow loans and to maintain or increase margins and net interest income. Management believes that if the Federal Reserve continues the current low rate environment for the remainder of the year, the Corporation's net interest income will continue to come under pressure. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Corporation's Provision for Loan Losses is utilized to replenish the Reserve for Loan Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation's loan portfolio. The methodology used to make this determination is performed on a quarterly basis. An overall analysis of the portfolio is performed by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the Corporation's ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that an impairment exists, a specific portion of the reserve is allocated to each affected loan. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Overall, loan quality remains good. Classified assets to capital were 12.5% at September 30, 2003, compared to 16.2% at September 30, 2002. The percentage of loans past due 30 days or more was 1.73% at September 30, 2003, compared to 2.26% at September 30, 2002. The Reserve for Loan Losses as a percentage of total loans increased from 1.03% of net loans at the end of 2002 to 1.07% at the end of the third quarter of 2003. During the first nine months of 2003, net charge-offs totaled $1,961,000, compared to $2,111,000 for the same period of 2002. At the end of the third quarter of 2003, the ratio of non-performing loans to total loans remained low at ..49%, compared to .70% at December 31, 2002 and .68% at September 30, 2002. Also, at September 30, 2003, the coverage of the reserve for loan losses to non-performing loans was 218%, compared to 165% at September 30, 2002. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the third quarter of 2003 and at the end of 2002 were deemed adequate to cover exposure within the Corporation's loan portfolio.

The Provision for Loan Losses increased from $2,015,000 during the first nine months of 2002 to $2,170,000 in the same period of 2003. The level of the provision for the first nine months of 2003 was increased due to a more conservative stance regarding the portion of the provision allocated to the consumer loan portfolio in light of the continuation of the soft economy and the heavy job losses in some of the Corporation's markets. In the opinion of management, the current level of the provision should be sufficient to reflect probable losses inherent in the loan portfolio.

Non-interest income grew 15.2%, resulting from a 10.8% increase in fee income from deposit accounts, a 12.9% increase in insurance commission and fee income, a 4.1% increase in income from fiduciary activities, an 85.7% increase in fees from mortgage-related activities and a 4.2% increase in other non-interest income. The solid increase in income from deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in insurance commission and fee income resulted from an increased volume in all lines of the insurance business, an overall increase in premiums in the industry and improved profit sharing from carriers due to lower loss levels and increased underwriting volume. The increase in income from fiduciary activities resulted primarily from higher fees related to a general rise in value in the equity markets, which directly affected the value of assets under management. Mortgage fee income benefited from the continued demand for home loans in this low interest rate environment. The increase in other non-interest income resulted primarily from a 229.9% increase in retail investment income to $254,000.

The Corporation recognized $1,362,000 in securities gains during the first nine months of 2003, compared to gains of $279,000 during the first nine months of 2002. During 2002 and 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields at or above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. Management believes the opportunities for similar gains during the fourth quarter of 2003 will depend on the level of long term interest rates during the quarter and their effect on the prepayment speeds of the mortgage-backed securities in the investment portfolio. The Corporation will take advantage of this situation, if it occurs.

Non-interest expenses for the first nine months of 2003 increased by 2.7% over the same period of 2002. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 2.0%, primarily due to higher pension costs and a 1.1% increase in salary expenses resulting from normal raises, offset by lower incentive pay and bonus accruals. Expenses associated with premises and fixed assets increased by $22,000, or .6%, due to increases in property taxes and utilities. Other non-interest expenses increased by $351,000, or 5.5%.
This increase resulted from increases in several expense categories; however, the only category with a material change was marketing, which increased 48.6%, or $145,000. The reason for the increase was the start of a new "Branding" campaign.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate decreased from 26.2% for the first nine months of 2002 to 25.8% for the first nine months of 2003. This decrease resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.



Third quarter of 2003 compared to the third quarter of 2002:

Earnings for the third quarter of 2003 decreased by 13.9% to $3.12 million, or $.38 per share. This compares to $3.62 million, or $.44 per share, for the third quarter of 2002. On an annualized basis, the 2003 net income equates to a 1.2% return on average assets and a 11.2% return on average equity. For this same period in 2002, return on average assets was 1.4% and return on average equity was 13.2%.

Net interest income for the third quarter of 2003 was $8.09 million, compared to $9.42 million for 2002. This represents a decrease of 14.2%. This decrease resulted from a 49 basis point decrease in the net interest margin. The primary reason for the decrease in margin was that the Corporation lost 109 basis points from the repricing of its earning assets from the third quarter of 2002 to the third quarter of 2003, while it was only able to decrease its cost of funds by 68 basis points. This decline in margin was also affected by a $2.8 million or .3% decrease in average earning assets, along with a change in the mix of these assets. Average investment securities, federal funds sold and other interest bearing accounts increased and average loans continued to decline. Average loans declined from $590.1 million during the third quarter of 2002 to $566.2 million during the third quarter of 2003. During these same periods, the average balances of the investment securities portfolio increased from $384.6 million to $390.2 million and federal funds sold and other interest bearing accounts increased from $8.3 million to $23.9 million. This change in the mix of average earning assets had a negative impact on margin because the yield on the loan portfolio for the third quarter of 2003 was 5.83%, while the yield on the investment portfolio was 4.04% and the yield on federal funds sold and other interest bearing accounts was 1.03%. This mix change occurred because of the Corporation's need to grow earning assets during a time of very soft loan demand and an overall slow economy in its market area. The Corporation continued to lose mortgage loans from its portfolio as the adjustable rate loans in the portfolio refinanced to fixed rate loans and were sold into the secondary market. In the area of consumer loans, there was continued competition from sources offering low or, in the case of automobiles, zero rate loans. All of these factors put pressure on the Corporation's ability to grow loans and to maintain margins and net interest income. Management believes that if the Federal Reserve continues the current low rate environment for the remainder of the year, the Corporation's net interest income will continue to come under pressure. For additional information, see the table entitled "Analysis of Net Interest Earnings" at the end of this section.

The Provision for Loan Losses decreased from $755,000 during the third quarter of 2002 to $680,000 in the same quarter of 2003. The level of the provision decreased due to the overall improvement in the credit quality of the Corporation's loan portfolio. As previously stated, classified assets as a percentage of capital improved from 16.2% at September 30, 2002 to 12.5% at September 30, 2003. The percentage of loans past due 30 days or more decreased from 2.26% to 1.73%. Also, the percentage of non-performing loans to total loans decreased from .68% to .49%. All of these factors were taken into consideration in making the decision to lower the provision for the quarter. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income grew 17.2%, resulting from a 11.1% increase in income from deposit accounts, a 6.4% increase in income from fiduciary activities, a 9.3% increase in insurance commission and fee income, a 94.6% increase in fees from mortgage-related activities and a 13.2% increase in other non-interest income. The solid increase in income from deposit accounts largely resulted from increased account activity from the introduction of a new free checking account, more uniform application of account-based fees, and selected fee increases. The increase in income from fiduciary activities resulted primarily from higher fees related to the impact of the equity markets on the value of assets under management. The increase in insurance commission and fee income resulted from a combination of increased business activity and overall higher premiums in the insurance industry.
The increase in other non-interest income resulted primarily from an $86,000 increase in retail investment income and a $79,000 gain on the sale of student loans. Mortgage fee income benefited from the record demand for loans in this low interest rate environment. The month of August was the single largest month that the Corporation has experienced in all categories of mortgage lending (numbers of mortgage loans closed, total principal of loans closed and mortgage loan fees generated). During the month of September, the rate environment changed as the long end of the interest rate curve went up, causing mortgage rates to increase. This caused a drastic decline in mortgage loan activity. As a result, the pipeline for mortgage loans, both new home loans and refinancing of existing loans, declined
38.4% from June 30, 2003 to September 30, 2003. Even though rates have dropped back to the lower levels, activity has not increased. Management believes that the level of mortgage loan fee income for the fourth quarter of 2003 will be approximately half the average level for the first three quarters.

The Corporation recognized a securities loss of $6,000 during the third quarter of 2003, compared to a gain of $188,000 during the third quarter of 2002. In the third quarter of 2002, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields at or above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. This opportunity was not available during the third quarter of 2003. The loss in 2003 resulted from securities that had been purchased at a premium being called at par.

Non-interest expenses for the third quarter of 2003 increased by only $10,000 over the same period of 2002. This small increase resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 1.8%, primarily due to higher pension expense. Expenses of premises and fixed assets and other non-interest expenses decreased by .8% and 2.9%, respectively. These decreases resulted from decreases in several expense categories, none of which were individually considered to be material.

Changes in the Corporation's income tax expense have generally paralleled changes in income. The Corporation's effective tax rate decreased from 25.7% in the third quarter of 2002 to 25.1% in the third quarter of 2003. The Corporation's ability to reduce income tax expense by acquiring additional tax-free investments is limited by the alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation's normal liquidity and balance sheet structure requirements.


FINANCIAL CONDITION

The Corporation's balance sheet shows a slight decrease in total assets from $1.08 billion to $1.04 billion during the first nine months of 2003. During this period, loans increased by $8.6 million, or 1.5%. Consumer loans and business loans continued to decline; however, increases in credit line loans and real estate loans offset the decline. Due to the lack of loan demand in its market area, the Corporation purchased approximately $50 million of mortgage loans in the secondary market. Without these purchases, real estate loans would have declined due to the continued refinancing of variable rate mortgage loans to fixed rate loans (which the Corporation does not hold in its portfolio). The consumer loans continued to decline because of tighter underwriting standards and continued competition from low and zero rate loans, especially from the automobile industry. The decline in business loans from the end of the year was primarily due to the pay-off of a large loan that moved into its permanent financing phase with a government agency. Because of low loan demand and the large buildup in the investment portfolio, the Corporation decided not to aggressively price deposits, resulting in an $31.0 million decline in deposits and an $3.4 million decline in federal funds purchased and securities sold under agreements to repurchase. The Corporation also decreased its Federal Home Loan Bank borrowings by $1.2 million. The funds to reduce these liabilities and to purchase the above mentioned loans came primarily from a $12.9 million decrease in investment securities and a $28.0 million decrease in federal funds sold. Changes in other categories of assets and liabilities were not considered material in nature and resulted from normal business activities.

Shareholders' equity decreased from $111.1 million to $109.7 million during the first nine months of 2003. During this period the accumulated other comprehensive income component of Shareholders' Equity decreased from an unrealized gain of $4,122,000 at December 31, 2002 to an unrealized loss of $1,544,000 at September 30, 2003. Part of the reason for the decline was that during the period, approximately $1,362,000 of gross gains were actually realized. After adjusting for these realized gains, the market value of the remaining portfolio declined by approximately $4,815,000, net of taxes. See Note 3 to the Consolidated Financial Statements in this document for additional information concerning the changes in comprehensive income. Also, during the first three quarters of 2003, the Corporation declared dividends of approximately $5,558,000. Additionally, the Corporation repurchased 18,000 shares of its common stock in the open market under the announced stock repurchase plan for approximately $430,000, or an average purchase price per share of $23.86. These declines were partially offset by net earnings for the first three quarters of the year.

The Corporation's bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At September 30, 2003, the bank's Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under the applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year's net profit and the retained net earnings of the two preceding years. To fund a 976,676 share repurchase transaction in March of 2001, the Corporation's subsidiary bank borrowed funds from the Federal Home Loan Bank and, with special permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase this stock. As a result, the subsidiary bank is limited to its 2002 net retained earnings and the current year's net profits to pay dividends to the Corporation during 2003, without obtaining further approval from the Comptroller of the Currency. At September 30, 2003, without approval, the subsidiary bank's dividend paying ability was limited to approximately $10.2 million.

Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation, and such loans are required to be on a fully secured basis. At September 30, 2003, there were no borrowings between the Corporation and its subsidiary bank.


OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2003, the amount of unfunded commitments outstanding was $113,792,000.

Also, the Corporation provides commercial letters of credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a letter of credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the letter of credit and at a predetermined rate of interest. As of September 30, 2003, the amount of outstanding letters of credit was $5,372,000.

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






                                                   ($ In Thousands)
                                                    Average Balance

                                           Quarter     Nine Months    Year
                                            ended         ended       ended
                                           9/30/03       9/30/03     12/31/02
                                          ________      ________     ________
EARNING ASSETS:
Net loans                                 $566,194      $566,467     $591,297
Federal funds sold and other
  interest-bearing assets                   23,856        25,354       12,986
Securities
  Taxable                                  282,480       284,843      250,970
  Nontaxable                               107,739       112,133      123,380
                                          ________      ________     ________

    Totals                                 980,269       988,797      978,633
                                          ________      ________     ________


INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                  701,826       710,509      701,654
Borrowed funds, federal funds
  purchased and other                      140,750       135,402      134,639
                                          ________      ________     ________

    Totals                                 842,576       845,911      836,293
                                          ________      ________     ________

Net amounts                               $137,693      $142,886     $142,340
                                          ========      ========     ========




                                                     ($ In Thousands)
                                                     Interest Income

                                           Quarter     Nine Months    Year
                                            ended         ended       ended
                                           9/30/03       9/30/03     12/31/02
                                          ________      ________     ________
EARNING ASSETS:
Net loans                                 $  8,325      $ 25,663     $ 40,022
Federal funds sold and other
  interest-bearing assets                       62           227          215
Securities:
  Taxable                                    2,669         8,945       13,675
  Nontaxable                                 1,300         4,101        6,139
                                          ________      ________     ________

    Totals                                $ 12,356      $ 38,936     $ 60,051
                                          ========      ========     ========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                 $  3,018      $  9,984     $ 17,171
Borrowed funds, federal funds
  purchased and other                        1,252         3,875        5,705
                                          ________      ________     ________

    Totals                                   4,270        13,859       22,876
                                          ________      ________     ________

Net interest income                       $  8,086      $ 25,077     $ 37,175
                                          ========      ========     ========





                                                     Yields Earned
                                                   And Rates Paid (%)

                                           Quarter     Nine Months    Year
                                            ended         ended       ended
                                           9/30/03       9/30/03     12/31/02
                                          ________      ________     ________
EARNING ASSETS:
Net loans                                   5.83%         6.06%        6.77%
Federal funds sold and other
  interest-bearing assets                   1.03%         1.20%        1.66%
Securities:
  Taxable                                   3.75%         4.20%        5.45%
  Nontaxable                                4.79%         4.89%        4.98%
                                          ________      ________     ________

    Totals                                  5.00%         5.26%        6.14%
                                          ________      ________     ________


INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                   1.71%         1.88%        2.45%
Borrowed funds, federal funds
  purchased and other                       3.53%         3.83%        4.24%
                                          ________      ________     ________

    Totals                                  2.01%         2.19%        2.74%
                                          ________      ________     ________

Net yield on earning assets                 3.31%         3.39%        3.80%



Note:  Yields on tax equivalent
         basis would be:

Nontaxable securities                       7.37%         7.52%        7.66%
                                          ________      ________     ________

Total earning assets                        5.28%         5.56%        6.47%
                                          ________      ________     ________

Net yield on earning assets                 3.56%         3.69%        4.14%
                                          ________      ________     ________



                                    PART I.   ITEM  3

              Quantitative and Qualitative Disclosures about Market Risk

                                     Not Applicable



                                    PART I.  ITEM 4

                                Controls and Procedures

                                  September 30, 2003


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

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated as of September 30, 2003. It is the conclusion of the Corporation's Chief Executive Officer and the Chief Financial Officer that, as of September 30, 2003, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation's internal controls over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or would be reasonably likely to materially affect, the Corporation's internal control over financial reporting. Management believes that there were no significant deficiencies or material weaknesses in the Corporation's internal controls that required any corrective action.



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

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11     Statement re computation of per-share earnings

               31.1 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

               31.2 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

               32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

               32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

          (b)  Form 8-K

                      A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended September 30, 2003. The press release was made to the public after the market close on October 20, 2003 and included in a Current Report on Form
                      8-K filed on October 20, 2003.


The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three-month and the nine-month periods ended September 30, 2003, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         NBC CAPITAL CORPORATION
                                         Registrant


Date:  November 11, 2003
                                         /s/ Richard T. Haston
                                         ____________________________
                                         Richard T. Haston
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer

EXHIBIT INDEX:

     11          Statement re computation of per-share earnings

     31.1        Certificate pursuant to Rule 13a-14(a) or 15d-
                 14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

     31.2        Certificate pursuant to Rule 13a-14(a) or 15d-
                 14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

     32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

     32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer