Form 10-K
period 2003-12-31
NBC CAPITAL CORP
filed 2004-03-11
CIK 742054

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-15773

NBC Capital Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0694775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NBC Plaza, Starkville, Mississippi	39759
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(662) 323-1341

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common stock, $1 par value

Name of each exchange on which registered: American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by nonaffiliates as of February 20, 2004, was approximately:

$181,341,119
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date:

Common Stock, $1 par value - 8,167,411 shares outstanding as of February 20, 2004.

Documents incorporated by reference -

Portions of the Proxy Statement dated April 7, 2004 are incorporated by reference into Part III.

FORM 10-K

i

PART I

ITEM 1 - BUSINESS

Forward Looking Statements

Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

NBC Capital Corporation

The Company is a financial holding company, organized under the laws of the State of Mississippi. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce (NBC), a national banking corporation. For the year ended December 31, 2003, the Company’s subsidiaries accounted for approximately 99% of the Company’s consolidated income and consolidated expenses.

National Bank of Commerce

NBC was originally formed through a series of mergers which began in 1972 and concluded on October 1, 1974. In March 1991, NBC acquired the assets and assumed the liabilities of the Bank of Philadelphia. In 1994, the Company acquired NBC of Tuscaloosa (formerly First State Bank of Tuscaloosa). On December 31, 1998, the Company acquired all the outstanding common stock of First National Corporation of West Point (“FNC”) in exchange for 864,736 shares of the Company’s common stock. FNC was merged into the Company, and FNC’s wholly-owned subsidiary banks, First National Bank of West Point and National Bank of the South, were merged into NBC. Concurrently, the Company’s subsidiary, NBC of Tuscaloosa, was also merged into NBC. Also, First National Finance Company, a wholly owned finance company subsidiary of FNC, became a wholly owned subsidiary of the Company. On August 31, 1999, the Company acquired all the outstanding stock of FFBS Bancorp, Inc. (FFBS). FFBS was the holding company of its wholly owned savings bank, First Federal Bank for Savings (First Federal), Columbus, Mississippi. The Company exchanged 1,396,162 shares of its common stock and a nominal amount of cash in lieu of fractional shares for each common share of FFBS. First Federal was merged into NBC with NBC as the surviving institution. The transaction was accounted for as a pooling of interests and historical financial statements of the Company were restated to give effect of the acquisition. On September 30, 1999, NBC acquired the insurance agencies of Galloway-Wiggers Insurance Agency, Inc., Kyle Chandler Insurance Agency, Inc., Galloway-Chandler-McKinney, Inc., and Napier Insurance Agency, Inc. NBC exchanged 173,184 of the Company’s common stock for all of the issued and outstanding stock of these insurance agencies. The insurance agencies were combined into a wholly owned subsidiary of NBC, Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM). The acquisition was accounted for as a pooling of interests. The historical financial statements of the Company were not restated, as the changes would have been immaterial. On April 28, 2000, GCM acquired Heritage Insurance Agency, Ltd., an independent insurance Agency located in Starkville, Mississippi, for $47,025 in cash and 14,028 shares of the Company’s common stock. The acquisition was accounted for as a purchase.

NBC is the largest commercial bank domiciled in the north central area of the state known as the Golden Triangle. A total of twenty-seven banking facilities and an operation/administration center serve the communities of Aberdeen, Amory, Brooksville, Caledonia, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the home office in Starkville. The Bank also serves the Tuscaloosa, Alabama area with a main office and four branch locations.

NBC is engaged in the general banking business and activities closely related to banking, as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 2003.

NBC provides a complete line of wholesale and retail services, including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank; however, both have slowed during the last two years as the Company has dealt with a very slow economy and low loan demand in its core market area.

NBC utilizes a written Asset/Liability Management Policy, which calls for a static gap position of no more than a plus or minus 10% of aggregate assets over a 24-month period.

There has been no disposition of any material amounts of assets, nor has there been a material change in the mode of conducting business during 2003. On December 11, 2003, the Company signed a Definitive Agreement to acquire all the outstanding common stock of Enterprise Bancshares Inc. (“Enterprise”), a $290 million bank holding company located in Memphis, Tennessee. Due to the distance from the central operations center in Starkville, Mississippi, the Company plans to open its first remote capture site to process item clearing through Enterprise. There are no other major operational changes planned for the near future.

NBC Service Corporation

NBC Service Corporation (Service) is a wholly owned subsidiary of NBC formed to provide additional financial services that otherwise might not be provided by NBC. For the years 2003 and 2002, its primary activity was limited to its investment in Commerce National Insurance Company (CNIC), of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary sources of income are from investment income on securities held in its portfolio. In 2002, NBC discontinued credit life insurance on loans. As a result, plans are for CNIC to be dissolved and liquidated in 2004.

Galloway-Chandler-McKinney Insurance Agency, Inc.

Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM) is a wholly owned subsidiary of NBC. GCM operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities and other commercial lines. GCM has locations in Columbus, West Point, Amory, Starkville and Aberdeen, Mississippi. At December 31, 2003, GCM had total assets of approximately $3.5 million, and for the year ended December 31, 2003, reported gross revenues of approximately $4.3 million.

NBC Insurance Services of Alabama, Inc.

NBC Insurance Services of Alabama (Insurance) is a wholly owned subsidiary of NBC formed in 1999 for the purpose of selling annuity products in the State of Alabama. For the years ended December 31, 2003 and 2002, its activities were not significant.

First National Finance

First National Finance (Finance), a wholly owned subsidiary of the Company, was a finance company located in West Point, Mississippi. Finance was acquired as part of the FNC acquisition previously mentioned. During 2003, all the assets of Finance were sold and all operations were ceased. The Company is currently in the process of liquidating Finance.

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

Supervision and Regulation

The Company and its subsidiary bank are subject to state and federal banking laws and regulations, which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with Federal Deposit Insurance Corporation Improvement Act (FDICIA), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of the Company and its subsidiaries may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policy, economic control, or new federal or state legislation may have in the future.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the Act) and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board also performs examinations of the Company. In addition, the Federal Reserve Board has the authority to regulate provisions of certain holding company debt.

The Act restricts the Company’s non-banking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of holding companies. The Company’s banking subsidiaries are subject to limitations with respect to transactions with affiliates.

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

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is refutably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the subsidiaries. The Federal Reserve Board may require a holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Dividends paid by the Company are substantially provided from dividends from NBC. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In March 2001, NBC obtained approval to pay a dividend of $24.2 million to the Company, which was used to acquire 976,676 shares of the Company’s common stock from its largest stockholder and related parties. For the year 2004, NBC has available approximately $11.6 million plus its net income for 2004 to pay as dividends, without obtaining permission from the OCC. In December 2003, NBC asked for and received permission from the OCC to pay a $ 24 million special dividend to the Company to partially fund the acquisition of Enterprise. This special dividend is expected to be declared and paid during the first quarter of 2004. Additionally, the OCC gave permission to pay regular quarterly dividends from 2004 earnings, not to exceed $10 million.

The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and its subsidiary bank. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” significantly undercapitalized,” and “critically undercapitalized.” The Company’s strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company’s bank subsidiary for the “well capitalized” category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the “well capitalized” level avoids certain restrictions, which, for example, could impact the FDIC assessment, trust services and asset/liability management of the Company’s subsidiary Bank. At December 31, 2003, the Tier 1 and total capital ratios, respectively, of the Company (consolidated) and NBC (individually) were well above the minimum 6% and 10% levels required to be categorized as a “well capitalized” insured depository institution.

The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

(a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution’s rating under the regulatory CAMELS rating system. Institutions with CAMELS ratings of one that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2003, the Company’s leverage capital ratio was 13.3%.

(b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8 percent. At December 31, 2003, the Company’s Tier 1 and total capital ratios were 21.6% and 22.6%, respectively.

The primary supervisory authority of NBC is the OCC. The OCC regulates or monitors virtually all areas of operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC also imposes limitations on the aggregate investment in real estate, bank premises, and furniture and fixtures. In addition to regular examinations, the institution must furnish to its regulator quarterly reports containing a full and accurate statement of its affairs.

Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

The GLB Act was signed into law in November 1999, and allows banks to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities through the use of “financial holding companies.” The expanded powers, which became effective March 11, 2000, generally are available to banks only if the bank and its bank subsidiaries remain well capitalized and well managed, and have a satisfactory CRA rating. Under the GLB Act, a national bank may engage in expanded financial activities through a “financial subsidiary,” provided the aggregate assets of all of its financial subsidiaries do not exceed the lesser of 45 percent of the bank’s assets or $50 billion. A financial subsidiary may underwrite any financial product other than insurance and may sell any financial product, including title insurance. A national bank itself may not sell title insurance, however, unless the state in which the bank is located permits state banks to sell title insurance.

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

Interest and certain other charges collected or contracted by Banks are often subject to state usuary laws and certain federal laws concerning interest rates. The loan operations are also subject to certain federal laws applicable to credit transactions. These include but are not limited to the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations also are subject to certain laws and regulations, included but not limited to, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

NBC is a member of the FDIC and its deposits are insured as provided by law.

CNIC, GCM, and NBC Insurance Services of Alabama, Inc. are subject to regulation by the applicable state agencies. These agencies set reserve requirements, reporting standards, and establish regulations, all of which affect business operations.

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened anti-money laundering requirements on financial institutions, including national banks such as NBC. Among its provisions, the USA Patriot Act requires a financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Company’s common stock is listed and traded on the American Stock Exchange (“AMEX”). As a result, the Company is subject to the rules and by-laws of the AMEX. Penalties for violations of the rules can result in fines for the Company and in certain cases the suspension of trading in the Company’s common stock.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company’s audit committee to pre-approve all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

The Sarbanes-Oxley Act also seeks to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies and (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods. In addition, public companies with securities listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors; (ii) each member of the company’s audit committee must be independent; (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (iv) the company’s audit committee must have the authority to engage independent advisors; and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that (i) require that financial disclosures reflect all material correcting adjustments identified by the company’s auditors, (ii) require the disclosure of all material off-balance sheet transactions, (iii) require the reconciliation by public companies of pro forma financial information to financial statement prepared in accordance with Generally Accepted Accounting Principles, (iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit public companies from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report a change in their ownership in the company’s securities within two business days of the change, (vi) require a company’s management to provide a report of its assessment of the internal controls of the company in its annual report, (vii) require public companies to adopt codes of conduct and ethics for senior executive officers and (viii) require companies to disclose whether the company’s audit committee has a financial expert as a member.

The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings, and corporate audits and increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers.

Governmental Monetary Policies

As a bank chartered under the laws of the United States, NBC is a member of the Federal Reserve System. Its earnings are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements of depository institutions and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States Government securities.

The policies of the Federal Reserve System and other regulatory agencies have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon. While the impact these policies may have upon the future business and earnings of the financial institutions cannot be accurately predicted, such policies can materially affect the earnings of commercial banks.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the consolidated financial statements. The allowance for loan losses is based upon management’s assessment of the probable loan losses inherent in the loan portfolio and, as such, is considered a critical accounting policy. The determination of the allowance requires significant judgment and is based upon various factors, many of which are subjective. Note A to the consolidated financial statements discloses the methodology used by management to determine the allowance. This area is also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Funds

The materials essential to the business of the Company and its subsidiaries consist primarily of funds derived from deposits and other borrowings in the financial markets. The availability of funds is primarily dependent upon the economic policies of the government, the economy in general and the institution’s ability to compete in the market place.

Seasonability

Neither the Company nor any of its subsidiaries are engaged in a business that is seasonal in nature.

Dependence Upon A Single Customer

Neither the Company nor any of its subsidiaries are dependent upon a single customer or any small group of customers.

Executive Officers

The executive officers of the Company and its bank subsidiary, NBC, are listed below. The title indicates a position held in the Company and the bank.

Name and Title	Age	Five-Year Experience
L. F. Mallory, Jr. Chairman and Chief Executive Officer, NBC Capital Corporation and NBC	61	Chairman and Chief Executive Officer, NBC Capital Corporation and NBC

Mark A. Abernathy President and Chief Operating Officer, NBC Capital Corporation and NBC	47	President and Chief Operating Officer, NBC Capital Corporation and NBC

Hunter M. Gholson Secretary	71	Secretary of NBC Capital Corporation and NBC

Richard T. Haston Executive Vice President, CFO, and Treasurer, NBC Capital Corporation and Executive Vice President and CFO, NBC	57	Executive Vice President, Chief Financial Officer and Treasurer, NBC Capital Corporation, and Executive Vice President and Chief Financial Officer, NBC

Bobby L. Harper Chairman of the Executive Committee, NBC Capital Corporation and NBC and Columbus Regional Bank President, NBC	62

Chairman of Executive Committee, NBC Capital Corporation and NBC. Columbus Regional Bank President, NBC since September, 2002; Executive Vice President, Banking Center Administration, NBC January, 1999 - September, 2002

Tommy M. Tomlinson Vice President, NBC Capital Corporation and Starkville Regional Bank President, NBC	50	Vice President, NBC Capital Corporation and Starkville Regional Bank President, NBC, since September, 2002; Executive Vice President, Credit Administration, NBC, from January, 1999 - September, 2002

Name and Title	Age	Five-Year Experience
Thomas J. Prince, Jr. Vice President, NBC Capital Corporation and Executive Vice President, Division Manager of Consumer Financial Services NBC	62	Vice President, NBC Capital Corporation and Executive Vice President, Division Manager of Consumer Financial Service, NBC

Donald J. Bugea, Jr. Vice President, NBC Capital Corporation and Executive Vice President and Investment Officer, NBC	50	Vice President, NBC Capital Corporation and Executive Vice President and Investment Officer, NBC

John R. Davis Vice President, NBC Capital Corporation and Senior Vice President and Trust Officer, NBC	48	Vice President, NBC Capital Corporation and Senior Vice President and Trust Officer, NBC

Clifton B. Fowler Vice President, NBC Capital Corporation and Executive Vice President, Commercial Banking, NBC	55	Vice President, NBC Capital Corporation, Executive Vice President, Commercial Banking of NBC in 2002; previously President, NBC Starkville Banking Center

Marcus Mallory Vice President, NBC Capital Corporation and Executive Vice President, Credit Administration, NBC	36

Vice President, NBC Capital Corporation and Executive Vice President, Credit Administration, NBC since August, 2002; Senior Vice President, Senior Credit Officer, NBC Columbus Banking Center from June, 1997 - September, 2002

Terry Jones Vice President, NBC Capital Corporation, Chief Information Officer, NBC	58

Vice President, NBC Capital Corporation, Chief Information Officer, NBC since December, 2001, Senior Vice President, Chief Information Officer, NBC, from January, 2000 - August, 2002; Senior Vice President, Director of Information Systems, NBC, from June, 1997 - January, 2000

Personnel

At December 31, 2003, NBC had approximately 434 full-time employees and GCM had approximately 43 full-time employees. The Company, Service, Insurance, Finance and CNIC had no employees at December 31, 2003.

ITEM 2 - PROPERTIES

The Company, Service, Insurance, Finance and CNIC owned no properties at December 31, 2003. GCM operates out of leased office buildings.

The following listing describes the locations and general character of the Bank-owned properties:

Type	Location	Approximate Office Space (Square Feet)
NBC:
Main Office	Starkville, Mississippi	35,000
University Branch	Starkville, Mississippi	1,485
Motor Branch	Starkville, Mississippi	2,000
Operations Center	Starkville, Mississippi	26,000
Starkville Crossing	Starkville, Mississippi	2,000

Main Office	Columbus, Mississippi	36,000
Mortgage Loan Center	Columbus, Mississippi	14,000
North Columbus Branch	Columbus, Mississippi	1,440
Fairlane Branch	Columbus, Mississippi	2,400
Bluecutt Road Branch	Columbus, Mississippi	3,200

New Hope Branch	New Hope, Mississippi	1,500

Caledonia Branch	Caledonia, Mississippi	1,000

Main Office	Aberdeen, Mississippi	11,026
Maple Street Branch	Aberdeen, Mississippi	998
Highway 45 North Branch	Aberdeen, Mississippi	1,205

Main Office	Amory, Mississippi	8,550
Medical and Industrial Center Branch	Amory, Mississippi	950

Main Office	Brooksville, Mississippi	3,000

Main Office	Hamilton, Mississippi	1,800

Main Office	Maben, Mississippi	4,000

Main Office	Philadelphia, Mississippi	6,000
Northside Branch	Philadelphia, Mississippi	300
Southside Branch	Philadelphia, Mississippi	450
Westside Branch	Philadelphia, Mississippi	3,250

Main Office	Tuscaloosa, Alabama	30,000
Northport Branch	Tuscaloosa, Alabama	3,018
University Branch	Tuscaloosa, Alabama	2,480
North Tuscaloosa Branch	Tuscaloosa, Alabama	3,250
Highway 69 South Branch	Tuscaloosa, Alabama	2,000

Main Office	West Point, Mississippi	18,000
East Main Branch	West Point, Mississippi	1,900
Highway 45 South Branch	West Point, Mississippi	1,520
Highway 45 North Branch	West Point, Mississippi	825

In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending proceedings of a material nature to which the Company, or its subsidiaries, are a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Reference is made to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption, “Market Information.”

(b) At December 31, 2003, the Company had 2,547 security holders of record.

(c) Dividends on common stock were declared quarterly in 2003 and 2002, and totaled as follows:

	(In thousands) December 31,
	2003	2002
Dividends declared, $.92 per share	$7,519	$—
Dividends declared, $.87 per share	—	7,123

	$7,519	$7,123

Also, in the year 2002, the Company declared a 4-for-3 stock split accounted for as a stock dividend. All per share information has been restated to reflect the stock split.

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$34,073	$40,022	$51,852	$57,535	$52,219
Interest and dividends on securities	17,242	19,814	17,968	14,052	12,430
Other interest income	262	215	950	1,148	2,440

Total interest income	51,577	60,051	70,770	72,735	67,089
Interest expense	17,881	22,876	36,001	34,978	30,998

Net interest income	33,696	37,175	34,769	37,757	36,091
Provision for loan losses	2,770	2,790	1,720	1,280	1,769

Net interest income after provision for loan losses	30,926	34,385	33,049	36,477	34,322

Service charges on deposit accounts	7,774	7,110	5,942	5,306	5,230
Other income	12,871	10,936	10,524	8,456	7,824

Total noninterest income	20,645	18,046	16,466	13,762	13,054

Salaries and employee benefits	19,868	19,827	18,156	17,260	17,545
Occupancy and equipment expense	4,657	4,728	4,616	4,539	4,213
Other expenses	9,029	8,863	9,344	9,118	12,211

Total noninterest expenses	33,554	33,418	32,116	30,917	33,969

Income before income taxes	18,017	19,013	17,399	19,322	13,407
Income taxes	4,492	4,792	4,261	5,277	2,899

Net income	$13,525	$14,221	$13,138	$14,045	$10,508

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
PER SHARE DATA (1)
Net income - basic	$1.65	$1.73	$1.54	$1.47	1.10
Net income - diluted	1.65	1.73	1.54	1.47	1.10
Dividends	.92	.87	.82	.73	.65

FINANCIAL DATA
Total assets	$1,093,223	$1,077,456	$1,050,802	$1,009,515	$973,570
Net loans	582,932	570,296	616,187	637,800	613,557
Total deposits	815,839	817,447	810,703	804,804	752,810
Total shareholders’ equity	111,102	111,107	102,927	120,123	111,251

(1)	Restated for 4-for-3 stock split.
(2)	Financial data includes accounts of significant pooled acquisitions for all years presented.
(3)	Merger-related expenses amounted to $2.5 million after tax in 1999.

SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. Average balance sheets (consolidated):

The following table presents, for the years indicated, condensed daily average balance sheet information.

	(In Thousands)
Assets	2003	2002	2001
Cash and due from banks	$28,217	$25,711	$26,462
Securities:
Taxable	280,653	250,970	185,076
Non-taxable	109,722	123,380	132,200

Total securities	390,375	374,350	317,276
Federal funds sold and other interest-bearing assets	22,439	12,986	22,816
Loans	571,339	591,297	629,248
Less allowance for loan losses	6,090	7,122	8,507

Net loans	565,249	584,175	620,741
Other assets	65,336	61,060	54,571

Total Assets	$1,071,616	$1,058,282	$1,041,866

	(In Thousands)
Liabilities and Stockholders’ Equity	2003	2002	2001
Deposits:
Noninterest-bearing	$106,447	$99,199	$96,249
Interest-bearing	705,403	701,654	714,491

Total deposits	811,850	800,853	810,740

Federal funds purchased and securities sold under agreements to repurchase	19,778	19,430	19,159
Borrowed funds	114,597	115,209	96,605
Other liabilities	14,461	15,528	13,167

Total liabilities	960,686	951,020	939,671

Stockholders’ equity	110,930	107,262	102,195

Total Liabilities and Stockholders’ Equity	$1,071,616	$1,058,282	$1,041,866

B. Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest- earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	2003	2002	2001
EARNING ASSETS
Loans	$571,339	$591,297	$629,248
Federal funds sold and other interest-bearing assets	22,439	12,986	22,816
Securities:
Taxable	280,653	250,970	185,076
Nontaxable	109,722	123,380	132,200

Totals	984,153	978,633	969,340

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	705,403	701,654	714,491
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	134,375	134,639	115,764

Totals	839,778	836,293	830,255

Net Amounts	$144,375	$142,340	$139,085

	($ In Thousands) Interest for the Year Ended December 31,			Yields Earned And Rates Paid (%)
	2003	2002	2001	2003	2002	2001
EARNING ASSETS
Loans	$34,073	$40,022	$51,852	5.96	6.77	8.24
Federal funds sold and other interest-bearing assets	262	215	950	1.17	1.66	4.16
Securities:
Taxable	11,874	13,675	11,165	4.23	5.45	6.03
Nontaxable	5,368	6,139	6,803	4.89	4.98	5.15

Totals	$51,577	$60,051	$70,770	5.24	6.14	7.30

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$12,838	$17,171	$29,866	1.82	2.45	4.18
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	5,043	5,705	6,135	3.75	4.24	5.30

Totals	$17,881	22,876	36,001	2.13	2.74	4.34

Net interest income	$33,696	$37,175	$34,769

Net yield on earning assets				3.42	3.80	3.59

(1)	Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.
(2)	For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.
(3)	Interest income on loans includes related fees.

C. Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

	(In Thousands)			(In Thousands)
	2003 Over 2002			2002 Over 2001
	Change Due To:			Change Due To:
	Total	Rate	Volume	Total	Rate	Volume
EARNING ASSETS
Loans	$(5,949)	$(4,640)	$(1,309)	$(11,830)	$(8,841)	$(2,989)
Federal funds sold and other interest-bearing assets	47	(77)	124	(735)	(428)	(307)
Securities:
Taxable	(1,801)	(3,295)	1,494	2,510	(929)	3,439
Nontaxable	(771)	(108)	(663)	(664)	(219)	(445)

Totals	$(8,474)	$(8,120)	$(354)	$(10,719)	$(10,417)	$(302)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$(4,333)	$(4,425)	$92	$(12,695)	$(12,167)	$(528)
Interest on borrowed funds and federal funds purchased and securities sold under agreements to repurchase	(662)	(651)	(11)	(430)	(1,327)	897

Totals	$(4,995)	$(5,076)	$81	$(13,125)	$(13,494)	$369

NOTE: (1) Change in volume is the change in volume times the previous year’s rate.

   (2) Change in rate is the change in rate times the previous year’s balance.

(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

II. INVESTMENT PORTFOLIO

A.	The following tables present the book values of securities as of the dates indicated:

	(In Thousands)
	December 31,
	2003	2002	2001
U. S. Treasury	$301	$302	$306
U. S. Government agencies and mortgage-backed securities	265,719	259,548	185,751
States and political subdivisions	88,491	106,212	113,871
Other	24,424	27,721	40,798

Total book value	$378,935	$393,783	$340,726

B.	The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2003, and the weighted average yield of such securities:

	($ In Thousands)
	Weighted Average Yield
	0 - 1 Year	Yield (%)	1 - 5 Years	Yield (%)	5 - 10 Years	Yield (%)
Securities:

U. S. Treasury	$202	2.23%	$99	1.64%	$—	—
U. S. Government agencies	—	—	1,309	2.33%	6,047	1.46%
Nontaxable municipals	21,198	6.19%	32,375	7.12%	6,984	8.78%
Taxable municipals	25	3.88%	1,289	6.44%	326	5.46%
Other	536	5.14%	1,724	6.30%	876	5.75%

Total	$21,691		$36,796		$14,233

	10+ Years	Yield (%)
U.S. Government Agencies	$6,001	6.07%
Nontaxable municipals	25,527	8.41%
Taxable municipals	767	5.55%
Equities	21,288	2.51%
Other	—	—

Total	$53,583

	Book Value	Yield (%)
Mortgage-backed securities	$252,362	5.34%

NOTE: Interest and yields on tax-exempt obligations are on a taxable equivalent basis.

Average yield on floating rate securities was determined using the current yield.
Table includes securities classified as available-for- sale and held-to-maturity at carrying values.
The majority of mortgage-backed securities are backed by U. S. Government agencies.

C. Investment securities in excess of 10% of stockholders’ equity.

At December 31, 2003, there were no securities from any issuers in excess of 10% of stockholders’ equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

A. Type of loans

The amount of loans outstanding by type at the indicated dates are shown in the following table:

	(In Thousands) December 31,
Type	2003	2002	2001	2000	1999
Commercial, financial and agriculture	$97,974	$103,327	$101,630	$103,045	$101,503
Real estate - construction	38,140	30,028	31,461	33,638	26,185
Real estate - mortgage	386,607	356,493	379,456	401,132	387,415
Installment loans to individuals	56,800	77,692	94,424	105,564	101,624
Other	9,593	8,785	7,758	2,255	4,234

Total loans	$589,114	$576,325	$614,729	$645,634	$620,961

B. Maturities and sensitivities of loans to changes in interest rates:

		(In Thousands) December 31, 2003
		Maturing or Repricing
Type	Within 1 Year	After 1 Year Through 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$67,933	$27,716	$2,325	$97,974
Real estate - construction	29,563	6,633	1,944	38,140

	$97,496	$34,349	$4,269	$136,114

		(In Thousands) December 31, 2003
		Maturing or Repricing
Type	Within 1 Year	After 1 Year Through 5 Years	Over 5 Years	Total
Loans with:
Predetermined interest rates	$41,842	$31,349	$4,269	$80,460
Floating interest rates	55,654	—	—	55,654

	$97,496	$34,349	$4,269	$136,114

C. Non-performing loans

1.	The following table states the aggregate amount of loans, which were non-performing in nature:

	(In Thousands) December 31,
Type	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis	$766	$1,274	$2,050	$1,384	$270

Accruing loans past due 90 days or more	$1,998	$2,700	$1,850	$2,356	$2,975

Renegotiated “troubled” debt	$489	$304	$665	$294	$132

2.	There were no loan concentrations in excess of 10% of total loans at December 31, 2003. However, lending activities are affected by the economic trends within the areas served by the Company and its subsidiaries. This, in turn, can be influenced by the areas’ larger employers, such as Mississippi State University, University of Alabama, Bryan Foods, Columbus Air Force Base, and the Mercedes-Benz Automotive Plant.

3.	There were no outstanding foreign loans at December 31, 2003.

4.	Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

5.	If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 2003, 2002 and 2001.

6.	Management stringently monitors loans that are classified as non-performing. Non-performing loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (1) the classification of a loan as non-accrual internally or by regulatory examiners, (2) delinquency on principal for 90 days or more unless management is in the process of collection, (3) a balance remains after repossession of collateral, (4) notification of bankruptcy, or (5) management’s judgment that non-accrual is appropriate.

7.	At December 31, 2003, the recorded investment in loans identified as impaired totaled approximately $818,000 million. The allowance for loan losses related to these loans approximated $451,000. The average recorded investment in impaired loans during the year ended December 31, 2003, was $1.1 million. Total interest recognized on impaired loans and the amounts recognized on a cash basis were not significant.

D. Other interest-bearing assets

There were no other interest-bearing non-performing assets at December 31, 2003.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. An analysis of the loan loss experience for the periods indicated is as follows:

	($ In Thousands) December 31,
	2003	2002	2001	2000	1999
Beginning balance	$6,029	$6,753	$9,689	$10,194	$10,102

Charge-offs:
Domestic:
Commercial, financial and agricultural	(473)	(708)	(2,840)	(499)	(566)
Real estate	(1,105)	(1,240)	(780)	(206)	(444)
Installment loans and other	(1,559)	(2,226)	(1,580)	(1,497)	(1,047)

Total charge-offs	(3,137)	(4,174)	(5,200)	(2,202)	(2,057)

Recoveries:
Domestic:
Commercial, financial and agricultural	71	39	119	55	89
Real estate	68	64	61	17	25
Installment loans and other	477	557	364	345	266

Total recoveries	616	660	544	417	380

Net charge-offs	(2,618)	(3,514)	(4,656)	(1,785)	(1,677)

Allowance applicable to Finance Company loans sold	(97)	—	—	—	—

Provision charged to operations	2,770	2,790	1,720	1,280	1,769

Ending balance	$6,181	$6,029	$6,753	$9,689	$10,194

Ratio of net charge-offs to average loans outstanding	.55	.59	.74	.29	.28
Ratio of allowance for loan losses to loans outstanding at year end	1.03	1.03	1.08	1.50	1.63

B.	Determination of Allowance for Loan Losses

The determination of the allowance for loan losses requires significant judgment. The balance of the allowance for loan losses reflects management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining portfolio. Reference should be made to Note A-6 to the consolidated financial statements included herein as Item 8 and to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following schedule sets forth the components of the allowance for loan losses at December 31, 2003 and 2002. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

	2003		2002
	Allowance		Allowance
(In thousands)	Loan Balance	For Loan Losses	Loan Balance	For Loan Losses
Allocated component:
Impaired loans	$818	$451	$1,230	$596
Graded loans	30,286	2,898	24,867	2,302
Homogeneous pools	166,619	1,396	156,837	980
Other loans	391,391	610	393,391	1,683

Unallocated component	—	826	—	468

	$589,114	$6,181	$576,325	$6,029

The allowance allocated to impaired loans for the years 2003 and 2002 was based upon the estimated fair value of the underlying collateral. Graded loans are those loans that exhibit some form of weakness. Allocations to this group are based upon the historical loan loss experience of the grades assigned and upon specific allocations to specific loans. An allowance is allocated to the various pools of loans considered to be homogenous based upon the historical loan losses of each pool. Other loans consist of those loans not graded or impaired or considered homogenous.

These loans are grouped by risk assignments, which are based upon consideration of collateral values, borrower financial condition and performance, debt service capacity, cash flows, market share, and other indicators. Allocations of the allowance to these loans are based upon historical loan loss experience of the risk assignment.

C.	Loans and Risk Descriptions

Real Estate Loans

NBC originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2003, these loans totaled $425 million or approximately 72% of the loan portfolio.

NBC originates commercial real estate loans up to 80% of the appraised value. Currently, it is the philosophy to originate these loans only to selected known borrowers and on properties in the market area.

Of primary concern in commercial real estate lending is the borrower’s credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, NBC, historically, has sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

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

Consumer and Other Loans

NBC offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $57 million or 10% of total loans at December 31, 2003. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

In connection with consumer loan applications, the borrower’s income statement and credit bureau report are reviewed. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed, as well as the value of the unit, which secured the loan. NBC intends to continue to emphasize the origination of consumer loans. Management believes that its loan loss experience in connection with its consumer loan portfolio is favorable in comparison to industry averages.

NBC makes commercial business loans on both a secured and unsecured basis with terms, which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2003, NBC’s commercial business loans represented approximately 15% of its total loan portfolio.

D.	In the year 2001, NBC experienced an unusual and unexpected loan loss of $2 million (reference should be made to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations), which is included in the commercial, financial and agricultural category in Table IV.A. Loan losses in 2004 for all loan categories, as a percentage of average loans, are expected to approximate that of 2003.

V.	DEPOSITS

	($ In Thousands)
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
A. Average deposits:
Domestic:
Noninterest-bearing	$106,447	—	$99,199	—	$96,249	—
Interest-bearing demand (1)	$314,506.9%		296,313	1.5%	296,160	2.9%
Savings	41,815.3%		40,996.8%		39,196	1.5%
Time	349,082	2.9%	364,345	3.5%	379,135	5.4%
Foreign	N/A		N/A		N/A

Total	$811,850		$800,853		$810,740

(1)	Includes Money Market accounts

B.	Other categories

None

C.	Foreign deposits

Not material

D.	Time certificates of deposit of $100,000 or more and maturities at December 31, 2003

	(In Thousands)
	Total	3 Months Or Less	3 Months Through 6 Months	6 Months Through 12 Months	Over 12 Months
Time certificates of deposit of $100,000 or more	$154,388	$59,893	$28,379	$41,659	$24,457

E.	Foreign office time deposits of $100,000 or more

Not applicable

VI. RETURN ON EQUITY AND ASSETS

The following financial ratios are presented for analytical purposes:

	December 31,
	2003	2002	2001
Return on assets (net income divided by total average assets)	1.3	1.3	1.3
Return on equity (net income divided by average equity)	12.2	13.3	12.5
Dividend payout ratio (dividends per share divided by basic net income per share)	55.8	50.3	53.2
Equity to asset ratio (average equity divided by average total assets)	10.4	10.1	9.8

VII. SHORT-TERM BORROWINGS

	2003	2002	2001
	($ In Thousands)
	Securities Sold Under Agreement to Repurchase	Securities Sold Under Agreement to Repurchase	Securities Sold Under Agreement to Repurchase
Balance at year end	$17,970	$25,599	$16,625
Weighted average interest rate at year end	.68%	1.10%	2.23%
Maximum amount outstanding at any month end for the year	$22,899	$26,328	$21,765
Average amount outstanding during the year	$19,778	19,430	18,922
Weighted average interest rate during the year	.81%	1.61%	3.45%

VIII. CAPITAL ADEQUACY DATA

Total consolidated capital of the Company was as follows:

	($ In Thousands) December 31,
	2003	2002
Total stockholders’ equity (excluding unrealized gain/loss)	$112,598	$106,985
Allowance for loan losses, as allowed	6,181	6,029

Total primary capital	118,779	113,014
Other secondary capital	—	—

Total capital	118,779	113,014

Intangible assets and other adjustments, net	27,039	(2,273)

Total capital, as defined for regulatory purposes	$145,818	$110,741

Tier 1 and total capital as a percentage of “risk-weighted” assets at December 31, 2003 and 2002, are as follows:

	December 31,
	2003	2002
Tier 1 capital percentage	21.6%	16.5%
Total capital percentage	22.6%	17.4%

The Company’s capital ratios exceed the minimum capital requirements at December 31, 2003, and management expects this to continue.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, and the supplemental financial data included elsewhere in this report, including the five-year summary of Selected Financial Data and management’s letter to shareholders at the beginning of this Annual Report.

Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

INTRODUCTION AND MANAGEMENT OVERVIEW

NBC Capital Corporation (the “Corporation” or “NBC”) is currently a one-bank financial holding company operating in eastern Mississippi and Tuscaloosa, Alabama. NBC provides full financial services, including banking, trust services, mortgage services, insurance and investment products to its market area. NBC’s stock is listed on the American Stock Exchange under the ticker symbol of NBY. On December 11, 2003, NBC signed a Definitive Agreement to acquire all the outstanding stock of Enterprise Bancshares, Inc., (“Enterprise’) the parent company of Enterprise National Bank, a $290 million bank operating in Memphis, Tennessee. This transaction, which is expected to close late in the first quarter or early in the second quarter of 2004, will be discussed in more detail later in this discussion.

During 2003, there were two major external factors that significantly impacted the results of the Corporation. First, interest rates remained at forty-year lows and second, the overall economy in NBC’s market area remained very soft, resulting in overall low loan demand. As a result of these two factors, NBC’s results for 2003 were below last year’s record earnings. This is the first year since the formation of NBC in 1974 that the Corporation has not reported higher core earnings on a year over year basis.

During 2003, the Corporation’s net interest margin declined from 3.80% to 3.42%. Low interest rates caused reduced yields on loans during 2003, as the loan portfolio, which is composed of 60% variable rate loans and 40% fixed rate loans, continued to reprice downward. The low rate environment also lowered the Corporation’s return on its investment portfolio, as faster than anticipated pay downs on the mortgage backed securities caused the premiums on these bonds to amortize faster than anticipated and resulted in reduced yields. Even though the Corporation’s overall cost of funds was reduced during the year, rates paid on interest-bearing funds could not be reduced as quickly as asset yields declined. Unfortunately, the low interest rate climate did not substantially stimulate loan demand in the Corporation’s markets; as a result, the Corporation could not offset the margin decline with increased volumes. Even though loan demand was low, the Corporation did not compromise its underwriting standards and therefore, the overall credit quality of the loan portfolio was good at the end of 2003.

During 2003, the Corporation continued its progress in building non-interest income, as this source of revenue increased 14.4% to a record $20.6 million. The growth of non-interest revenue has been and continues to be a major strategic goal for the Corporation. During 2003, non-interest income accounted for 38.0% of revenues, up from 32.7% in 2002.

Another goal of management in 2003 was to continue to hold down the level of growth in non-interest expenses. During 2003, the growth in total non-interest expenses was less than one-half of one percent, compared to a 4.1% increase in non-interest expenses in 2002.

During 2003, net interest income was $3.5 million below the 2002 level. This decline was partially offset by a $2.6 million increase in non-interest revenues. As stated above, non-interest expenses remained relatively unchanged in 2003. All these factors resulted in the Corporation reporting net income of $13.5 million, or $1.65 per share, in 2003, compared to $14.2 million, or $1.73 per share, in 2002.

As the Corporation focuses on 2004, management is very aware that the Corporation did not show core earnings growth in 2003 and is clearly focused on taking steps to improve future returns and grow core earnings. Clearly, the Corporation can do nothing to cause interest rates to increase or to cause the economy in its market to improve and loan demand to increase. However, the Corporation has several initiatives either in process or planned for 2004 to improve its net interest income. First, the purchase of Enterprise provides the Corporation another source of income and access to strong loan demand. Enterprise serves the Memphis MSA, which is the 44th largest in the country and includes five counties and sixteen municipalities, with a 2002 population of 1.14 million. The MSA experienced a 14% growth from 1990 to 2002. The Memphis MSA adjoins Desoto County, Mississippi, the fastest growing county in Mississippi. Desoto County’s population grew 68% from 1990 to 2002. The Company believes this acquisition may help offset the slow loan growth in its current markets. Second, during early 2004, the Corporation plans to centralize the underwriting of consumer credit. The Corporation’s consumer loan portfolio has declined for several years as competition has increased for these customers. Also, the low and zero rate loans offered by the auto industry have had a major impact on auto financing, traditionally an important source of consumer loans for the Corporation. Management believes that this change will make the Corporation more responsive to its customer’s needs and therefore, reduce or eliminate the runoff of these loans. Third, early in 2004, the Corporation plans to begin using a new pricing model to price total commercial customer relationships, rather than separately pricing each loan. .

In addition to these specific plans, the Corporation will continue to look for ways to grow non-interest revenues. The entry into the Memphis market should be a major factor in this effort. Also, during 2003, the Corporation opened a mortgage loan production office in the north Jackson, Mississippi market to take advantage of the strong growth associated with the opening of the Nissan auto plant in that market. There are plans to expand this office in 2004. The Corporation will also continue its efforts to control non-interest expenses in 2004 and will look for ways to improve its efficiency ratio.

Currently, management expects, based on the available information, that interest rates will remain at their current levels during the first half of 2004 and trend up slightly during August or September, and the overall economy in its Mississippi market will remain relatively flat to slightly up throughout the year. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. If these trends move differently than expected in either direction or speed, it could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

SIGNIFICANT EVENTS

On December 11, 2003, the Corporation signed a definitive agreement to acquire all the outstanding shares of Enterprise Bancshares, Inc., the holding company for Enterprise National Bank, a $290 million commercial bank operating in Memphis, Tennessee. The acquisition is an all-cash transaction valued at approximately $53 million and is subject to regulatory and Enterprise shareholder approval. This acquisition is expected to close at the end of the first quarter or early in the second quarter of 2004. After the acquisition, Enterprise National Bank will operate as a separate bank subsidiary of the Corporation, although Enterprise National Bank will be consolidated with the Corporation for accounting purposes.

The funding for this transaction will come from $30 million of trust preferred securities issued by the Corporation on December 30, 2003 and a special dividend of $24 million from National Bank of Commerce during the first quarter of 2004. In the fourth quarter of 2003, National Bank of Commerce received approval for the payment of this special dividend from the Comptroller of the Currency, its primary regulator. Currently, the Corporation intends to obtain the funds for this dividend by borrowing from the Federal Home Loan Bank.

Under Generally Accepted Accounting Principles, this acquisition will be accounted for under the purchase method of accounting. As a result, the operations of Enterprise will be consolidated with those of the Corporation for the portion of 2004 following the closing of the transaction. At the closing of this transaction, the balance sheet of Enterprise will be revalued to current market value by an independent third party, with each asset and liability being adjusted to its estimated value. As part of this process, a core deposit premium will be established on the Corporation’s consolidated balance sheet. This premium will be amortized against future earnings, using an accelerated method of amortization and a time period to be determined by the independent third party. Additionally, the recording of this transaction will result in goodwill being recorded on the Corporation’s consolidated balance sheet. The goodwill will not be amortized and will remain on the Corporation’s balance sheet, unless it becomes impaired under FAS No. 142, at which time the impaired amount would be written off. Until the independent appraisal is completed, the amounts of both the core deposit premium and the goodwill are not known. Management has estimated that the goodwill will be in the range of $30 million to $35 million. Since this is an all cash transaction, there will be no significant change in the equity of the Corporation following the closing of this transaction. Assuming management’s estimation of the range of goodwill is correct, the tangible book value of NBC’s common stock will be reduced in the range of $3.67 to $4.28 per share from its December 31, 2003 value of $13.60 per share.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements contains a summary of the Corporation’s accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management’s letter to shareholders and management’s discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation’s financial condition and results of operations.

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgements, and therefore contain the most critical accounting estimates, are the areas of the provision for loan losses and the resulting allowance for loan losses. The Corporation’s Provision for Loan Losses is utilized to replenish the reserve for loan losses on the balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. The methodology used to make this determination is performed on a quarterly basis by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the bank’s ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that impairments exist, specific portions of the reserve are allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the reserve for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advanced warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that respective period and for subsequent periods.

In the normal course of business, the Corporation’s wholly-owned subsidiary, National Bank of Commerce, makes loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within applicable regulatory and lending limitations. See Note N in the Notes to Consolidated Financial Statement and the Corporation’s Proxy Statement for additional details concerning related party transactions.

Under Section 402 of the Sarbanes-Oxley Act of 2002, loans to executive officers are generally prohibited. However, the rule does not apply to any loan made or maintained by an insured depository institution, if the loan is subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans to executive officers made by the Corporation’s bank subsidiary are subject to the above referenced section of the Federal Reserve Act.

Note A of the Notes to Consolidated Financial Statements contains a listing of all the Corporation’s affiliated companies. In December 2003, the Corporation formed NBC Capital Corporation (MS) Statutory Trust I, under the laws of the State of Connecticut for the purpose of issuing Trust Preferred Securities to partially fund the acquisition of Enterprise Bancshares, Inc. The Corporation issued subordinated debentures of $30,928,000 to the trust, and the trust issued trust preferred securities and sold them in a private placement to an institutional investor. The details of the financing will be discussed in the section of this discussion involving the Corporation’s liquidity. In accordance with FASB Interpretation No. 46 (revised December 2003) the trust, which is considered a variable interest entity, is not consolidated into the financial statements of the Corporation. The only activity of this variable interest entity is the issuance of the trust preferred securities.

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. As a result of the adoption of the Statement, the Corporation did not amortize goodwill during 2002 and 2003. The Corporation completed its impairment test in accordance with Statement No. 142 in October 2003, and concluded that no impairment write down was warranted.

At December 31, 2003, the Corporation had approximately $2.8 million of goodwill on its Balance Sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FAS No.142. The amortization of goodwill during 2001 was approximately $333,000, or $.04 per share.

RESULTS OF OPERATIONS

Net interest income (“NII”), the primary source of earnings for the Corporation, represents income generated from earning assets, less the interest expense of funding those assets. NII, which had increased by 6.9% in 2002, declined by 9.4% in 2003. Changes in NII may be divided into two components; first, the change in average earning assets (volume component) and second, the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest bearing.

In 2003, NII declined by 9.4%, from $37.2 million to $33.7 million, as net interest margin declined from 3.80% to 3.42%. Net interest margin is net interest income divided by the average earning assets. As yields on earning assets continued to decline during the year, the extended period of low rates made it impossible to reduce the cost of funds in an amount sufficient to offset the loss of yield. Management stated in last year’s report that if rates dropped or continued to stay at these historically low levels this situation could develop. As can be seen in the following table, yields on earning assets declined by 90 basis points from 6.14% to 5.24%. This loss was partially offset by a decline of 61 basis points in the cost of funds, from 2.74% in 2002 to 2.13% in 2003. Also, due to the slow economy and low loan demand in its market area, the Corporation only grew earning assets by $5.5 million, or .6%, during 2003. All of this growth came from the investment securities portfolio and federal funds sold.

In 2002, NII increased by 6.9%, from $34.8 million to $37.2 million, as the net interest margin increased from 3.59% in 2001 to 3.80% in 2002. Even though yields on earning assets declined by 116 basis points from 7.30% to 6.14% during the 2002, the Corporation was able to more than offset the decline by decreasing its cost of funds by 160 basis points from 4.34% to 2.74%. During 2002 the Corporation was able to grow average earning assets by $9.3 million, or 1.0%. In 2002, loan yields declined from 8.24% to 6.77%, and the yields on the investment portfolio declined from 5.66% to 5.29%. Also in 2002, the cost of deposits declined from 4.18% to 2.45% and the cost of other borrowings declined from 5.30% to 4.24%.

If rates continue downward or stay at present low levels, it will be very difficult for the Corporation to continue to lower deposit rates below their current level. As a result, the margin will remain under pressure, because asset yields will continue to reprice downward.

The table below shows, for the periods indicated, an analysis of NII, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets on both a book and tax equivalent basis:

	($ In Thousands) Average Balance
	Year Ended 12/31/03	Year Ended 12/31/02
EARNING ASSETS:
Loans	$571,339	$591,297
Federal funds sold and other interest-bearing Assets	22,439	12,986
Securities:
Taxable	280,653	250,970
Nontaxable	109,722	123,380

Totals	$984,153	$978,633

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$705,403	$701,654
Borrowed funds, federal funds Purchased and securities sold under agreements to repurchase and other	134,375	134,639

Totals	$839,778	$836,293

	($ In Thousands)
	Interest For		Yields Earned And Rates Paid (%)
	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/03	Year Ended 12/31/02
EARNING ASSETS:
Loans	$34,073	$40,022	5.96	6.77
Federal funds sold and other interest-bearing assets	262	215	1.17	1.66
Securities:
Taxable	11,874	13,675	4.23	5.45
Nontaxable	5,368	6,139	4.89	4.98

Totals	$51,577	$60,051	5.24	6.14

INTEREST-BEARING LIABILITIES:
Interest-bearing Deposits	$12,838	$17,171	1.82	2.45
Borrowed funds, federal funds sold, securities sold under agreements to repurchase and other	5,043	5,705	3.75	4.24

Totals	17,881	22,876	2.13	2.74

Net interest income	$33,696	$37,175

Net yield on earning assets			3.42	3.80

Note: Yields on a tax equivalent basis would be:

Nontaxable securities			7.53	7.66

Total earning assets			5.53	6.47

Net yield on earning assets			3.72	4.14

The Provision for Loan Losses increased from $1,720,000 in 2001 to $2,790,000 in 2002, and decreased slightly in 2003 to $2,770,000. In 2001, the provision was $1,720,000 and net charge-offs were $4.7 million. The primary reason for these high charge-offs was that in June of 2001, the Corporation charged-off a $2 million commercial loan that defaulted. This loan had previously not been classified as a problem loan, and there were special circumstances surrounding the default. The Corporation has filed a claim with its bonding company to recover the entire $2 million; however, it can not predict whether there will be a recovery. In 2002, the provision was increased to $2,790,000. In total, net charge-offs decreased to $3.5 million in 2002. However, when compared to 2001, exclusive of the special charge-off, the level of charge-offs actually increased in 2002. This increase can be attributed to the overall condition of the economy and the continued softening in the market, especially in the consumer sector. In 2003, the net charge-offs declined to $2.6 million. As a result, the provision for loan losses was reduced to $2,770,000. The economy in the Corporation’s market continues to be soft, loan demand continues to be low and the forecast is for a gradual recovery. Considering these factors, management intends to maintain the provision for loan losses in 2004 at its current level. At this time, management expects this level will protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio. However, if at any time during the year, any or all of these factors change in expected direction or speed, the Corporation will make the necessary adjustments in the provision to reflect these changes.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of National Bank of Commerce. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. The Corporation has been successful in its efforts, as other income has increased from $16.5 million in 2001, to $18.0 million in 2002, to $20.6 million in 2003. This represents a 25.4% increase over the two-year period. The growth has been throughout all major categories as can be seen in the following table:

	2001	2002	2003
Service charges on deposit accounts	$5,942	$7,110	$7,774
Insurance commissions, fees and premiums	3,857	4,091	4,256
Other service charges and fees	2,935	3,092	3,902
Trust Department income	1,717	1,772	1,878
Securities gains, net	459	457	1,376
Other	1,556	1,524	1,459

Total	$16,466	$18,046	$20,645

During 2003, the increase in non-interest income was $2.6 million, or 14.4%. As can be seen in the table, every category increased, except for the other category. Service charges on deposit accounts increased by $664,000, or 9.3%. This increase resulted primarily from increased account activity, more uniform application of account-based fees and selected fee increases. Insurance commissions, fees and premiums increased by $165,000, or 4.0%. This increase resulted from a combination of increased business activity and overall higher premiums in the insurance industry. Other service charges and fees increased by $810,000, or 26.2%. The majority of the increase in this category came from a $541,000, or 36.1%, increase in mortgage loan fee income and a $209,000, or 223.9%, increase in retail investment income. The mortgage loan fee income came from a record demand for mortgage loans in the low rate environment of 2003. Even though the demand for new home loans was strong, the majority of the demand came from the refinancing of existing loans. Much of the demand to refinance loans came from mortgage holders coming out of adjustable rate loans and going into fixed rate loans at rates that were at forty-year lows. During the month of September, the rate environment changed as the long end of the interest rate curve went up, causing mortgage rates to increase. This caused a dramatic decline in activity. Even though rates remain at a relatively low level, the demand to refinance existing loans has not substantially increased. The Corporation’s mortgage loan pipeline has declined from its record level at June 30, 2003, of $43.2 million, to $13.3 million at December 31, 2003. Because of this reduction in demand, management expects the 2004 level of mortgage loan fee income to be one-half of the 2003 level. The large increase in retail investment income can be attributed to the overall improvement in the equity markets in 2003 and the resulting higher level of activity. Trust Department income increased by $106,000, or 6.0%. This increase resulted primarily from higher management fees related to the impact of the improvement in the equity markets on the values of assets under management.

During 2002, non-interest income grew 9.6% from $16.5 million to $18.0 million.

Approximately 74% of the total increase came from a $1.2 million, or a 19.7%, increase in service charges on deposit accounts. In 2002, the Corporation upgraded the technology platform that it uses, to include more sophisticated account modeling. This gave management the tools needed to better monitor and more uniformly apply the account-based fees across all deposit accounts on a consistent basis. Insurance commissions, fees and premiums increased by $234,000, or 6.1%. This change in insurance commissions, fees and premiums relates directly to the volume of insurance product sold during these periods. Other service charges and fees also increased by $157,000, or 5.3%, coming from three areas. First, mortgage loan fee income increased by $37,000 to a level of $1,501,000. Mortgage activity benefited from the continued demand for loans in the low interest rate environment of 2002. Also the demand for mortgage refinancing, which had moderated during the first half of the year, began to increase once again during the last half of the year as interest rates fell. Also, during the year, the demand for new loans was strong. With this high level of activity at year-end, the pipeline for both new and refinanced mortgage loans remained strong going into 2003. The other two areas that caused the increase in other service charges and fees were ATM Income, which increased by 27.1%, and Check Card Income, which increased by 20.6%. Trust Department income increased by 3.2% to $1.8 million. Even though the Trust Department was able to continue to grow its assets under management during the year, its income is generated based on the market value of these assets. Therefore, its growth in income was limited by the overall conditions in the equity markets as they continued to decline throughout 2002.

The Corporation recognized $1,376,000 in securities gains during 2003, compared to $457,000 in 2002 and $459,000 for 2001. Approximately 99% of the 2003 gain and 80% of the 2002 gain came in the period from July 1, 2002 to June 30, 2003. With a large portion of available-for-sale securities portfolio composed of mortgage backed securities, the Corporation took advantage of a unique interest rate environment that developed during the second half of 2002 and continued during the first half of 2003. This rate environment allowed certain securities to be sold at a gain and replaced with similar securities with yields at or above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. It is not anticipated that this situation will reoccur in 2004. The gain in 2001 resulted primarily from several securities that had been purchased at a discount being called, at par value, because of the low interest rate environment.

Non-interest expense represents ordinary overhead expenses, including salaries, bonuses and benefits. The Corporation maintains a formal salary administration program that considers extensive comparative salary data and other indices supplied by a leading outside consulting firm. This data is utilized to assure that salaries are in line and competitive with comparable jobs in the marketplace. Incentive bonuses were expensed in 2002 and paid to employees based on the attainment of predetermined profit goals. The predetermined profit goals were not reached in 2001 and 2003; therefore, no significant bonuses were accrued in either of these years. Overall, the Corporation has been successful in its efforts to limit the growth in non-interest expenses, as these expenses increased from $32.1 million in 2001 to $33.4 million in 2002 to $33.6 million in 2003. This represents only a 4.5% increase over this two-year period.

	2001	2002	2003
Salaries	$15,026	$16,129	$16,020
Employees benefits	3,130	3,698	3,848
Net occupancy expense	2,311	2,412	2,186
Furniture and equipment expense	2,305	2,316	2,471
Other	9,344	8,863	9,029

Total	$32,116	$33,418	$33,554

During 2003, the increase in non-interest expenses was limited to only $136,000 or .4%. Salaries declined in 2003 by $109,000, or .7%. As stated earlier, the profit goals for 2003 were not achieved; therefore, no bonuses were accrued during the year. Also, through attrition, the Corporation was able to reduce the overall number of employees. The savings from these two areas were somewhat offset by normal salary increases during the year. Employee benefits increased by $150,000, or 4.1%. This entire increase resulted in higher pension cost. Even though the recovery in the equity markets greatly improved the returns earned on the plan assets during the year, the impact of low interest rates on the present value calculation caused the total expense of the plan, as computed by the actuary, to increase. The combined change in net occupancy expense and furniture and equipment expense created a reduction of $71,000. The other expense category increased by $166,000, or 1.9%. Primarily all this increase came in the area of marketing, as the Corporation began a new branding campaign during 2003.

During 2002 the entire increase in non-interest expense of $1.3 million, or 4.1% can be attributed to increases in salaries and benefits. Salaries increased by 7.3%, or $1.1 million. Approximately 86% of this increase came from bonuses and related expenses that were accrued in 2002. As stated above, no bonuses were accrued in 2001. The remaining portion of the salary increase was due to normal salary increases for the year. Employee benefits increased by 18.1%, or $568,000, in 2002. Like most companies, NBC experienced an increase in medical insurance premiums during the year. Also, the benefit cost increased due the effects on the Defined Benefit Plan of the lower rate environment on the present value calculations and low returns in the plan’s investment portfolio due to the weak equity markets. Additionally, net occupancy expense and furniture and equipment expense increased by $112,000, or 2.4%. This small increase came primarily from higher maintenance and repair cost during the year. These increases were partially offset by a $481,000, or 5.1%, decrease in other expenses

Changes in the Corporation’s income tax expense have generally paralleled changes in pre-tax income. The Corporation’s effective tax rates were 24.5% in 2001, 25.2% in 2002 and 24.9% in 2003. These changes in both years resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation’s ability to reduce income tax expense by acquiring additional tax-free investments is limited by the Alternative Minimum Tax Provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

In summary, net income increased from $13.1 million, or $1.54 per diluted share, in 2001, to $14.2 million or $1.73 per diluted share, in 2002, and then decreased to $13.5 million, or $1.65 by per diluted share, in 2003. All earnings per share amounts have been restated to reflect the four-for-three stock split, accounted for as a stock dividend that occurred during the third quarter of 2002.

FINANCIAL CONDITION

During 2003, the Corporation’s balance sheet grew by $15.7 million, or 1.5%. The entire amount of increase came from the issuance of $30.9 million in subordinated debentures on December, 30, 2003, to fund the purchase of Enterprise Bancshares, Inc., which is scheduled to close at the end of the first quarter or early in the second quarter of 2004. Exclusive of this borrowing, the total assets of the Corporation declined in 2003 by $15.2 million, or 1.4%. The cash and cash equivalents account on the balance sheet reflected these borrowings, as the balance increased from $56.9 million at the end of 2002 to $78.3 million at the end of 2003. This change represents a $21.3 million, or 37.5%, increase. Without the borrowing, the cash and cash equivalents would have decreased for the year by $9.6 million, or 16.9%, which reflects management’s effort to reduce cash balances and keep the money invested in higher yielding assets. The investment securities portfolio declined during 2003 from $393.8 million to $378.9 million. This represented a decrease of $14.8 million, or 3.8%. The cash generated from the sales, maturities and payments of securities was reinvested into loans. The loan portfolio increased during 2003 by $12.8 million, or 2.2%, from $576.3 million to $589.1 million. The low interest rate environment over the last three years has had a significant impact on the loan portfolio. It has affected both the growth and the mix of the portfolio. Also, the softness in the overall economy in the Corporation’s market has caused loan demand to be weak, especially in the business sector, as companies have chosen not to expand and in many cases have used cash flow to reduce debt. This environment resulted in no growth in our business loan sector during 2003. The two most significant changes in the portfolio during 2003 came in the areas of consumer loans and loans secured by real estate. In the area of consumer loans, the softness in the economy, the very low, or in the case of the auto industry, the continuation of zero rate loans, and the sale of student loans resulted in an overall decline in the consumer loan portfolio of approximately 27.8%. In the area of real estate loans, the mortgage-refinancing trend continued through the first half of 2003, and as a result, the Corporation’s adjustable rate mortgage portfolio declined by approximately $16.2 million, or 34.3%. To offset the continued decline in the loan portfolio, the Corporation purchased approximately $46 million of mortgage loans in the secondary market during the second and third quarters, of which $43.4 million remained on the Corporation’s balance sheet at year-end. This lack of loan demand resulting from the lack of growth in the primary market was one of the reasons for the Corporation’s decision to purchase Enterprise, which is located in the fast growing east Memphis market.

During 2003, the allowance for loan losses increased by $153,000, or 2.5%, from $6.0 million to $6.2 million. Even though there has been increased competition for good quality credits in its markets, the Corporation did not reduce its underwriting standard and as a result, the quality of the portfolio remains strong. Net charge-offs for 2002 and 2003 were .59% and .55% of average net loans outstanding for each year, respectively. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the Reserve for Loan Losses for the three-year period ended December 31, 2003. At December 31, 2003, non-performing loans totaled only .49% of total loans, and classified assets were only 13.5% of capital. This is a significant improvement from year-end 2002, when non-performing loans totaled .70% of total loans, and classified assets were 14.4% of capital. The Reserve for Loan Losses as a percentage of total loans remained unchanged at 1.05% of total loans at the end of 2002 and 2003. Based on the evaluations described earlier in this document and the information above, the reserve amounts maintained at the end of 2002 and 2003 were deemed adequate to cover exposure within the Corporation’s loan portfolio.

On the liability side of the balance sheet, due to low loan demand and the heavy cash flows coming from prepayments of the mortgage-backed securities portfolio, the Corporation decided not to aggressively price deposits. This decision resulted in a $1.6 million decline in deposits and a $7.6 million dollar decline in securities sold under agreements to repurchase. Also, during the year, the Corporation paid down its advances from the Federal Home Loan Bank by approximately $3.7 million. The only significant increase in the Corporation’s liabilities during the year came from the issuance of $30.9 million in subordinated debentures. As previously mentioned, the debentures were issued to partially fund the acquisition of Enterprise Bancshares, Inc. In December 2003, the Corporation formed a special purpose entity named NBC Capital Corporation (MS) Statutory Trust I for the sole purpose of issuing Trust Preferred Securities. To fund this trust, the Corporation issued $30,928,000 in subordinated debentures. The trust then sold $30 million in Trust Preferred Securities to an institutional investor to pay for the debentures it purchased from the Corporation. The terms of the Trust Preferred Securities and the subordinated debentures are the same. Each has a thirty-year maturity and is callable, in whole or in part, at any interest payment date after five years. The interest rate floats based on 90-day Libor and adjusts on a quarterly basis. Interest is payable quarterly. The rate for the quarter ending March 31, 2004 is 4.02%.

CAPITAL

The Corporation has historically been well capitalized in comparison to its peers. The capital to asset ratio declined slightly in 2003 from 10.3% to 10.2%. The peer banks are traditionally in the 8% to 8.5% range. This relatively high level of capital makes it very difficult for the Corporation to produce a competitive return on average equity. In 2003, Shareholders’ Equity remained unchanged at $111.1 million. During 2003, the Corporation generated net income of $13.5 million, from which it declared approximately $7.5 million in dividends. Also during the year, the interest rate climate changed, as long-term rates increased, causing the market value of the available-for-sale securities to decrease. As a result, Accumulated Other Comprehensive Income changed from an unrealized gain of $4,122,000 at December 31, 2002 to an unrealized loss of $1,496,000 at December 31, 2003. This $5.6 million loss in value, along with the $7.5 million in dividends, offset the $13.5 added to equity by the net income.

During 2003, the amount of Treasury Stock increased from $27,341,000 to $27,721,000 as the number of shares held in the treasury increased from 1,428,352 to 1,443,995. This increase in the shares held in treasury stock came from stock purchased through the Repurchase Program first announced in July of 2001 and extended in July of 2003. The initial plan approved the repurchase of up to 413,333 shares or up to 5% of the common stock. During 2003, 18,000 shares were purchased under this program for approximately $429,505, or an average of $23.86 per share. During the fourth quarter of 2003, no shares were purchased under this plan. Also during 2003, the Corporation issued 2,357 shares upon the exercise of stock options. At December 31, 2003, the Corporation could purchase an additional 312,583 shares under its Stock Repurchase Program. During the year ended December 31, 2003, the Corporation used FTN Financial Securities Corp. to purchase these shares under the Stock Repurchase Plan in the open market in accordance with Securities and Exchange Commission Rule 10b-18.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered “well-capitalized.” At the end of 2003, NBC maintained a 10.3% leverage ratio, which means it significantly exceeded the ratio required for a “well-capitalized” institution.

Regulatory authorities also evaluate a financial institution’s capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a “well-capitalized” bank is required to have a Tier 1 risk-based capital ratio (excludes reserve for loan losses) of 6.0% and a total risk-based capital ratio (includes reserve for loan losses) of 10.0%. At the end of 2003, the Corporation had a Tier 1 ratio of 16.8% and a total risk-based capital ratio of 17.8%.

The Corporation’s capital position obviously exceeds regulatory requirements, even for “well-capitalized” institutions. Management believes this level of capital to be excessive in relation to the amount needed to support the assets of the Corporation. With the purchase of Enterprise, the capital of the Corporation will be leveraged by the fact that approximately $300 million in assets will be added with no additional capital. Management estimates that this addition of assets will bring the Corporation’s capital to asset ratio down from its current level of 10.2% to approximately 8.0%. This is more in line with the Corporation’s peers.

LIQUIDITY, ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as the ability of the Corporation to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. The Corporation has not experienced any problems with liquidity during 2003, and anticipates that all liquidity requirements will be met comfortably in the future. The Corporation’s traditional sources of funds from deposit increases, maturing loans and investments and earnings have generally allowed it to consistently generate sufficient funds to meet its daily operational liquidity needs. As the result of a $12.8 million increase in loans and a $1.6 million decrease in deposits, the Corporation’s loan/deposit ratio has increased from 70.5% in 2002 to 72.2% in 2003. These changes in loans and deposits were funded by pay downs on and sales of investment securities of approximately $14.8 million. In addition, the Corporation decreased its borrowings from the Federal Home Loan Bank during 2003 by approximately $3.7 million and its securities sold under agreements to repurchase by $7.6 million. The reductions in these liabilities were partially funded by reducing federal funds sold by $8.4million. All the remaining operational liquidity needs for the year were provided from normal operating activities

The Corporation offers repurchase agreements to accommodate excess funds of some of its larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Repurchase agreements, which are viewed as a source of funds to the Corporation, totaled $18.0 million and $25.6 million at December 31, 2003 and 2002, respectively. The level of repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts.

Due to the limited amount of repurchase agreements and the fact that the underlying securities remain under the control of National Bank of Commerce, the exposure of the Corporation for this service is not considered material.

On December 30, 2003, the Corporation issued $30.9 million in subordinated debt to partially fund the acquisition of Enterprise Bancshares, Inc. This will be an all cash transaction and will require approximately $53.1 million. The remaining portion of the purchase price will come from a special dividend from the Corporation’s subsidiary bank, National Bank of Commerce. During the fourth quarter, the bank received approval from the Comptroller of the Currency, its primary regulator, to pay a special dividend of up to $24 million to the Corporation to help fund this acquisition. The Bank plans to obtain the cash by borrowing under its line at the Federal Home Loan Bank.

The following table shows the contractual obligations for the Corporation as of December 31, 2003:

Obligations (In Thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt	$138,018	$38,393	$50,383	$11,399	$37,843
Operating leases	2,704	299	509	279	1,617
Securities sold under repurchase agreements	17,970	17,970
Other borrowings	2,117	2,117

Total cash obligations	$160,809	$32,011	$27,938	$49,824	$51,036

The following table shows the other commercial commitments for the Corporation as of December 31, 2003:

Commercial Commitments (In Thousands)	Total	Expires in less than 1 year	Expires in 1-3 years	Expires in 3-5 years	Expires After 5 Years
Lines of Credit (unfunded commitments)	$113,509	$83,738	$11,984	$1,953	$15,834
Standby letters of credit	$4,829	$3,501	$1,328

The Corporation believes that normal earnings and other traditional sources of cash flow, along with additional borrowings from the Federal Home Loan Bank, if necessary, will provide the cash to allow it to meet these obligations with no adverse effect on liquidity. At December 31, 2003, the Corporation had the ability to borrow approximately $70.9 million from the Federal Home Loan Bank and had other short-term borrowing lines (Federal Funds Purchased Lines) of approximately $114 million from upstream correspondent banks.

The Corporation has no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the borrowings from the Federal Home Loan Bank. The Corporation does not have plans at this time for any discretionary spending that would have a material impact on liquidity other than the purchase of Enterprise and its announced stock repurchase program. At December 31, 2003, the Corporation had the authority, at its discretion, to purchase 312,583 additional shares of its common stock. If purchased at the year-end closing price of $26.67, this purchase would require approximately $8.3 million. Any purchases under this program will be made over an unknown period of time, and the necessary funds will be provided from normal sources.

Under regulations controlling financial holding companies and national banks, the bank is limited in the amount it can lend to the Corporation and such loans are required to be on a fully secured basis. At December 31, 2003, there were no borrowings between the Corporation and its subsidiary bank.

The Corporation has maintained a consistent and disciplined asset/liability management policy during 2003. This policy focuses on interest rate risk and sensitivity. During 2003, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Corporation utilizes an Asset/Liability Management Committee that evaluates and analyzes the Corporation’s pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The committee uses simulation modeling as a guide for its decision making. Modeling techniques are also utilized to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At year-end 2003, the Corporation’s balance sheet reflected approximately $94.6 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 8.7% of total assets and would indicate that the Corporation is asset sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. The Corporation’s position is considered essentially neutral when using simulation modeling that provides different weighting for assets and liabilities. Management believes that interest rates will increase slightly during the second half of 2004. As a result, it is felt that the Corporation’s current position places it in the correct interest rate risk posture for a rising rate environment. Management does not believe that it is in the Corporation’s best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

MARKET INFORMATION

The Corporation’s stock is listed on the American Stock Exchange (“AMEX”) and is traded under the symbol NBY. SunTrust Bank, Atlanta acts as Transfer Agent for the Corporation. The following table sets forth, for the periods indicated, the range of sales prices of the Corporation’s common stock as reported on AMEX for 2002 and 2003 and the dividends declared for each period. Please note that all per share amounts have been restated for the 4-for-3 stock split, accounted for as a stock dividend, that occurred during the third quarter of 2002.

YEAR	QUARTER	HIGH	LOW	CASH DIVIDEND DECLARED PER QUARTER
2002	First Second Third Fourth	$23.480 28.500 28.200 26.700	$21.490 22.610 24.280 24.800	$0.21 0.22 0.22 0.22

2003	First Second Third Fourth	$25.900 25.300 24.450 27.410	$23.500 22.980 23.290 24.490	$0.22 0.22 0.24 0.24

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U.S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than collateralized mortgage obligations, which are commonly held securities generally collateralized by pools of GNMA, FNMA, or FHLMC pass-through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

The following table reflects the year-end position of the Company’s interest-earning assets and interest-bearing liabilities, which can either, reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.

	($ In Thousands)
	December 31, 2003
	Interest	Sensitive	Within	(Cumulative)
	Within 3 Months	Within 12 Months	Within 5 Years	Total of Interest- Earning Assets
Interest-earning assets:
Loans	$283,416	$439,806	$567,911	$589,114
Investment and mortgage-backed securities	95,990	201,791	343,393	378,935
Federal funds sold and other	55,490	55,490	55,490	55,490

Totals	434,896	697,087	966,794	1,023,539

Interest-bearing liabilities:
Deposits	309,494	508,323	655,400	706,360
Borrowed funds	61,217	94,132	156,897	158,105

	370,711	602,455	812,297	864,465

Sensitivity gap:
Dollar amount	64,185	94,632	154,497	159,074

Percent of total interest-earning assets	14.8%	13.6%	16.0%	15.5%

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the costs of its liabilities and thus an increase in the institution’s net interest income would result whereas an institution with a negative gap could experience the opposite results.

At December 31, 2003, total interest-earning assets maturing or repricing within one year were more than interest-bearing liabilities maturing or repricing within the same time period by approximately $94.6 million (cumulative), representing a positive cumulative one year gap of 13.6% of earning assets. Management of the Company believes this position to be acceptable in the current interest rate environment.

Banking regulators have issued advisories concerning the management of interest rate risk (IRR). The regulators consider that effective interest rate management is an essential component of safe and sound banking practices. To monitor its IRR, the Company’s risk management practices include (a) Risk Management, (b) Risk Monitoring and (c) Risk Control. Risk Management consists of a system in which a measurement is taken of the amount of earnings at risk when interest rates change. The Company does this by first preparing a “base strategy” which is the position of the bank and its forecasted earnings based upon the current interest rate environment or, most likely, interest rate environment. The IRR is then measured based upon hypothetical changes in interest rates by measuring the impact such a change will have on the “base strategy.”

Risk monitoring consists of evaluating the “base strategy” and the assumptions used in its development based upon the current interest rate environment. This evaluation is performed quarterly by management or more often in a rapidly changing interest rate situation and monitored by an Asset/Liability Management Committee.

Risk control is utilized based upon the setting of guidelines as to the tolerance for interest rate exposure. These guidelines are set by senior management and approved by the board of directors. Assuming a 300 basis points increase over the next twelve months, the December 2003, model reflects net income declining by 3.8%. A 300 basis points decline would result in a 16.7% decrease in net income. Utilizing a rate shock model, a 200 basis point increase in interest rates results in a 26.5% decrease in market value equity, and a 200 basis point decrease results in a 12.9% increase in market value equity. The guidelines allow for no more than a + - 10% change in income, and no more than a + - 25% change in market value equity. However, at December 31, 2003, management believes the changes in income and market value equity as reflected in the models are acceptable in the current rate environment.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

NBC Capital Corporation

We have audited the accompanying consolidated balance sheets of NBC Capital Corporation (“the Corporation”) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of NBC Capital Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/ T. E. LOTT & COMPANY

Columbus, Mississippi

January 19, 2004

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
	(In thousands)
ASSETS
Cash and due from banks	$22,765	$27,865
Interest-bearing deposits with banks	35,444	567
Federal funds sold	20,046	28,486

Total cash and cash equivalents	78,255	56,918

Securities available-for-sale	340,527	349,991
Securities held-to-maturity (estimated fair value of $41,182 in 2003 and $46,975 in 2002)	38,408	43,792

Total securities	378,935	393,783

Loans	589,114	576,325
Less allowance for loan losses	(6,181)	(6,029)

Net loans	582,933	570,296

Interest receivable	6,312	7,605
Premises and equipment	14,768	14,816
Goodwill	2,853	2,853
Other assets	29,168	31,185

Total Assets	$1,093,224	$1,077,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$109,479	$103,502
Interest-bearing deposits	706,360	713,945

Total deposits	815,839	817,447
Interest payable	1,256	1,626
Securities sold under agreements to repurchase	17,970	25,599
Subordinated debentures	30,928	—
Other borrowed funds	109,207	112,941
Other liabilities	6,922	8,736

Total liabilities	982,122	966,349

Shareholders’ equity:
Common stock - $1 par value, authorized 10,000,000 shares in 2003 and 2002; issued 9,615,806 shares in 2003 and 2002	9,616	9,616
Surplus	51,400	51,413
Retained earnings	79,303	73,297
Accumulated other comprehensive income (loss)	(1,496)	4,122
Treasury stock, at cost	(27,721)	(27,341)

Total shareholders’ equity	111,102	111,107

Total Liabilities and Shareholders’ Equity	$1,093,224	$1,077,456

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$34,073	$40,022	$51,852
Interest and dividends on securities:
Taxable	11,874	13,675	11,165
Tax-exempt	5,368	6,139	6,803
Other	262	215	950

Total interest income	51,577	60,051	70,770

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	4,108	5,086	7,788
Interest on other deposits	8,730	12,085	22,078
Interest on borrowed funds	5,043	5,705	6,135

Total interest expense	17,881	22,876	36,001

Net interest income	33,696	37,175	34,769

Provision for loan losses	2,770	2,790	1,720

Net interest income after provision for loan losses	30,926	34,385	33,049

OTHER INCOME
Service charges on deposit accounts	7,774	7,110	5,942
Insurance commissions, fees, and premiums	4,256	4,091	3,857
Other service charges and fees	3,902	3,092	2,935
Trust Department income	1,878	1,772	1,717
Securities gains (losses), net	1,376	457	459
Bank owned life insurance income	850	902	895
Other	609	622	661

Total other income	20,645	18,046	16,466

OTHER EXPENSE
Salaries	16,020	16,129	15,026
Employee benefits	3,848	3,698	3,130
Net occupancy	2,186	2,412	2,311
Furniture and equipment	2,471	2,316	2,305
Communications	875	896	802
Data processing	764	736	697
Advertising	812	601	544
Other	6,578	6,630	7,301

Total other expense	33,554	33,418	32,116

Income before income taxes	18,017	19,013	17,399
Income taxes	4,492	4,792	4,261

Net income	$13,525	$14,221	$13,138

Net income per share:
Basic	$1.65	$1.73	$1.54
Diluted	1.65	1.73	1.54

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, January 1, 2001		$7,213	$51,529	$62,492	$(1,043)	$(68)	$120,123

Comprehensive income:
Net income for 2001	$13,138	—	—	13,138	—	—	13,138
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	1,718	—	—	—	—	1,718	1,718

Comprehensive income	$14,856

Cash dividend declared, $.82 per share		—	—	(6,998)	—	—	(6,998)
Purchase of treasury stock		—	—	—	(25,122)	—	(25,122)
Exercise of stock options		—	(100)	—	168	—	68

Balance, December 31, 2001		7,213	51,429	68,632	(25,997)	1,650	102,927

Comprehensive income:
Net income for 2002	$14,221	—	—	14,221	—	—	14,221
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	2,472	—	—	—	—	2,472	2,472

Comprehensive income	$16,693

4 for 3 stock split		2,403	—	(2,403)	—	—	—
Cash dividends declared, $.87 per share		—	—	(7,123)	—	—	(7,123)
Purchase of treasury stock		—	—	—	(1,372)	—	(1,372)
Exercise of stock options		—	(16)	—	28	—	12
Purchase of fractional shares		—	—	(30)	—	—	(30)

Balance, December 31, 2002		9,616	51,413	73,297	(27,341)	4,122	111,107

( Continued )

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, December 31, 2002 (brought forward)		$9,616	$51,413	$73,297	$(27,341)	$4,122	$111,107

Comprehensive income:
Net income for 2003	$13,525	—	—	13,525	—	—	13,525
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(5,618)	—	—	—	—	(5,618)	(5,618)

Comprehensive income	$7,907

Cash dividends declared, $.92 per share		—	—	(7,519)	—	—	(7,519)
Purchase of treasury stock		—	—	—	(430)	—	(430)
Exercise of stock options		—	(13)	—	50	—	37

Balance, December 31, 2003		$9,616	$51,400	$79,303	$(27,721)	$(1,496)	$111,102

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,525	$14,221	$13,138
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,920	2,031	2,558
Deferred income taxes	759	719	701
Provision for loan losses	2,770	2,790	1,720
Increase in cash value of life insurance, net	(850)	(902)	(895)
Securities amortization and accretion, net	2,577	1,793	515
FHLB stock dividend	(147)	(173)	(201)
Gains on sale of securities, net	(1,376)	(457)	(459)
Deferred credits	126	143	(63)
Changes in:
Interest receivable	1,293	747	2,169
Other assets	4,380	(896)	(8,541)
Interest payable	(370)	(658)	(1,136)
Other liabilities	(1,045)	385	(99)

Net cash provided by operating activities	23,562	19,743	9,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(269,356)	(188,908)	(159,165)
Proceeds from sales of securities available-for-sale	114,705	43,555	33,056
Proceeds from maturities and calls of securities available-for-sale	154,357	91,392	67,859
Proceeds from maturities and calls of securities held-to-maturity	5,556	3,450	2,113
(Increase) decrease in loans	(14,117)	35,822	28,581
Additions to premises and equipment	(1,679)	(1,313)	(1,125)
Surrender (purchase) of bank-owned life insurance	251	—	(10,000)
Investment in unconsolidated statutory trust	(928)	—	—
Investment in limited partnership	(814)	—	—

Net cash used in investing activities	(12,025)	(16,002)	(38,681)

( Continued )

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Continued)	2003	2002	2001
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$(1,608)	$6,744	$5,899
Dividends paid on common stock	(7,359)	(7,053)	(7,062)
Net change in securities sold under agreement to repurchase	(7,629)	8,974	299
Proceeds from issuance of long-term debt	20,000	44,500	75,200
Repayment of long-term debt	(23,734)	(42,153)	(21,633)
Proceeds from issuance of subordinated debentures, net of issue cost	30,523	—	—
Exercise of stock options	37	12	68
Acquisition of stock	(430)	(1,372)	(25,122)

Net cash provided by financing activities	9,800	9,652	27,649

Net increase (decrease) in cash and cash equivalents	21,337	13,393	(1,625)
Cash and cash equivalents at beginning of year	56,918	43,525	45,150

Cash and cash equivalents at end of year	$78,255	$56,918	$43,525

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

NBC Capital Corporation (the “Corporation”), and its subsidiaries, follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry.

1.	Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and National Bank of Commerce (“NBC”), a wholly-owned subsidiary of the Corporation, First National Finance Company, a wholly-owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of NBC, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of NBC, NBC Service Corporation, a wholly-owned subsidiary of NBC, and Commerce National Insurance Company, a 79%-owned subsidiary of NBC Service Corporation.

Significant intercompany accounts and transactions have been eliminated.

2.	Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in its subsidiary bank. NBC provides full banking services, including trust services. The bank operates under a national bank charter and is subject to regulation of the Office of the Comptroller of the Currency. The area served by NBC is the North Central region of Mississippi with locations in ten communities and the Tuscaloosa, Alabama area. Galloway-Chandler-McKinney Insurance Agency, Inc., operates insurance agencies in the NBC servicing area. NBC Insurance Services of Alabama, Inc., sells annuity contracts in the State of Alabama. The primary asset of NBC Service Corporation is its investment in Commerce National Insurance Company, a life insurance company. First National Finance Company is a finance company located in West Point, Mississippi. During 2003, the assets of the finance company were sold and operations discontinued. The transaction was not material to the consolidated financial statements.

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

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2003 and 2002.

5.	Loans

Loans are carried at the principal amount outstanding adjusted for the allowance for loan losses, net deferred origination fees, and unamortized discounts and premiums. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan.

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

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

5.	Loans (Continued)

Loans are generally placed on a nonaccrual status when principal or interest is past due ninety days or when specifically determined to be impaired. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Premiums and discounts on purchased loans are recognized as an adjustment of yield over the contractual life of the loan.

6.	Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events, internal and regulatory loan reviews, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the evaluation of collateral supporting impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. When management believes the collectibility of a loan is unlikely, the loss is charged off against the allowance, while any recovery of an amount previously charged off is credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Financial Accounting Standards Board (FASB) Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific allocations are based on a regular review of all loans over a fixed-dollar amount and where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off. The analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

6.	Allowance for Loan Losses (Continued)

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, changes in collateral values, unfavorable information about a borrower’s financial condition, and other risk factors that have not yet manifested themselves. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the loan loss analysis.

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

Other real estate consists of properties acquired through foreclosure and, as held for sale property, is recorded at the lower of the outstanding loan balance or current appraisal less estimated costs to sell. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses.

9.	Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. Effective January 1, 2002, the Corporation and its subsidiaries adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which eliminated the requirement to amortize goodwill but instead requires periodic testing of goodwill for impairment.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

9.	Goodwill and Other Intangible Assets (Continued)

The Corporation and its subsidiaries adopted FASB Statement No. 147, “Acquisition of Certain Financial Institutions” which was effective October 1, 2002. The statement applies to unidentified intangible assets resulting from the acquisition of less-than-whole financial institutions. NBC’s unidentified intangible asset resulted from such an acquisition. Upon evaluation, NBC determined the acquisition met the requirements of a business combination and, in accordance with FASB Statement No. 147, the related unidentified intangible asset was reclassified as goodwill and accounted for in accordance with FASB Statement No. 142. As a result, NBC reversed all related amortization expense recognized after FASB Statement No. 142 was applied.

Goodwill and any other intangible assets are reviewed annually for possible impairment. If impaired, the asset is written down to its estimated fair value. Prior to adopting Statements No. 142 and 147, the Corporation and its subsidiaries amortized goodwill and other intangible assets using the straight-line method over the estimated benefit period.

10.	Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes related primarily to differences between the bases of assets and liabilities as measured by income tax laws and their bases as reported in the financial statements. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Tax credits are recognized as a reduction of the current tax provision in the period they may be utilized.

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

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

12.	Advertising Costs

Advertising costs are expensed in the period in which they are incurred.

13.	Employee Benefits

Employees hired prior to January 1, 2001, participate in a noncontributory defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees’ services to date, as well as services expected to be earned in the future. The annual pension cost charged to expense is actuarially determined in accordance with the provisions of FASB Statement No. 87, “Employers’ Accounting for Pensions.” The plan was amended effective January 1, 2001, to close participation in the plan. Employees hired subsequent to December 31, 2000, are not eligible to participate. Current participants continue to accrue benefits, but benefits accrued are offset by contributions to the profit sharing plan.

On January 1, 2001, the Corporation and its subsidiaries adopted a defined contribution profit sharing plan. Employer contributions are made annually equal to 3% of each participant’s base pay. Participant accounts will be 100% vested upon completion of five years of service.

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

Employees participate in a nonleveraged Employee Stock Ownership Plan (ESOP) through which common stock of the Corporation is purchased at its market price for the benefit of employees. Effective January 1, 2001, the ESOP plan was amended to freeze the plan and to allow no new entrants into the ESOP. All participants at December 31, 2000, became 100% vested in their accounts. The ESOP is accounted for in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

13.	Employee Benefits (Continued)

The Corporation and its subsidiary bank have various deferred income and supplemental retirement plans for certain key executive and senior officers. Life insurance contracts have been purchased which may be used to fund payments under the plans. The estimated present value of the projected payments under the deferred income plans is being accrued to expense over the remaining expected term of each participant’s active employment. Accruals for the supplemental retirement plans are based upon the projected benefits of each plan.

The Corporation provides an employee stock benefit plan whereby 11,245 shares of the Corporation’s stock have been assigned for the benefit of certain key employees. Under the terms of the plan, retirement or similar payments will be equal to the fair market value of the stock plus all cash dividends paid since the adoption of the agreement. An expense was recorded at the establishment date based on the market value of the stock. The difference between any increase or decrease in the value of the stock is recorded as an adjustment to employee benefits expense.

14.	Other Assets

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets.

In 2003, NBC invested $814,000 in a low income housing partnership as a 99% limited partner. The partnership has qualified to receive annual low income housing federal tax credits which are recognized as a reduction of current tax expense. The investment is accounted for using the equity method.

NBC invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance on a chosen number of employees. NBC is the owner of the policies and, accordingly, the cash surrender value of the policies is included in other assets, and increases in cash surrender values are reported as income.

15.	Stock Options

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

15.	Stock Options (Continued)

The following table illustrates the effect on net income and net income per share as if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net income as reported	$13,525	$14,221	$13,138
Deduct stock-based compensation expense determined under fair value based method	181	214	87

Pro forma net income	$13,344	$14,007	$13,051

Basic net income per share as reported	$1.65	$1.73	$1.54
Pro forma basic net income per share	1.63	1.71	1.53

Diluted net income per share as reported	1.65	1.73	1.54
Pro forma diluted net income per share	1.63	1.70	1.53

The estimated fair value of the options granted under the stock option plan during the years ended December 31, 2002 and 2001, was computed using the Black-Scholes option – pricing model using the following assumptions: dividend yield of 3.62%, expected volatility of 22% and 21%, risk-free interest rates of 4.51% and 5.10%, and expected lives of 6.75 years and 7.05 years, respectively. No grants were issued during the year ended December 31, 2003.

16.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one to seven day periods.

17.	Net Income Per Share

Basic net income per share computations are based upon the weighted average number of common shares outstanding during the periods. Diluted net income per share computations are based upon the weighted average number of common shares outstanding during the periods plus the dilutive effect of outstanding stock options.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

17.	Net Income Per Share (Continued)

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2003, 2002, and 2001 (as restated for stock split):

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Basic Net Income Per Share
Weighted average common shares outstanding	8,174	8,213	8,548

Net income	$13,525	$14,221	$13,138

Basic net income per share	$1.65	$1.73	$1.54

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Diluted Net Income Per Share
Weighted average common shares outstanding	8,174	8,213	8,548
Net effect of the assumed exercise of stock options based on the treasury stock method	13	15	—

Total weighted average common shares and common stock equivalents outstanding	8,187	8,228	8,548

Net income	$13,525	$14,221	$13,138

Diluted net income per share	$1.65	$1.73	$1.54

18.	Stock Split

On July 30, 2002, the Corporation announced a four-for-three stock split effected in the form of a 33 1/3% stock dividend on September 9, 2002. Shareholders’ equity, as presented in the consolidated financial statements, reflects the issuance of 2,403,144 shares of the Corporation’s common stock. Applicable per share and related information have been restated to reflect the stock split.

19.	Off-Balance Sheet Financial Instruments

In the ordinary course of business, NBC enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, standby letters of credit and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

20.	Business Segments

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers. Management believes the Corporation’s principal activity is community banking and that any other activities are not considered significant segments.

21.	Reclassifications

Certain amounts reported in prior years have been reclassified to conform with the 2003 presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

22.	Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes related to an underlying asset, liability or equity security of the guaranteed party. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. The requirements of FIN 45 were immaterial to the Corporation’s results of operations and financial position. FIN 45 also expands the disclosures to be made by guarantors to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. Guarantees for standby letters of credit entered into by the Corporation are disclosed in Note P.

In December, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of Statement No. 148 effective March 31, 2003, without a material effect on the Corporation’s consolidated financial position or results of operations.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

22.	Accounting Pronouncements (Continued)

In January, 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and at the end of the first interim or annual period ending after December 15, 2003, for interests in variable interest entities created before February 1, 2003. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications, the provisions of which must be applied to certain variable interests by March 31, 2004. The Corporation has participated in the issue of Trust Preferred Securities (TPSs), as described in Note F, through a trust established for such purpose. In accordance with FIN 46, the trust is not included in the Corporation’s consolidated financial statements. Prior to the effective date of FIN 46, TPSs, with certain limitations, were considered to be Tier 1 capital by banking regulators for capital adequacy purposes. Since FIN 46 no longer provides for the consolidation of the trust established for the purpose of issuing the TPSs, the inclusion of the securities as Tier 1 capital is uncertain. The Corporation has been notified to continue to include the TPSs in Tier 1 capital for regulatory purposes until notice is given to the contrary.

In April, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, Statement No. 149 requires that contracts with comparable characteristics be accounted for similarly. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. Because the Corporation does not have any derivative instruments, the adoption of Statement No. 149 had no impact on the Corporation’s consolidated financial statements.

In May, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. Under Statement No. 150, certain financial instruments with characteristics of both liabilities and equity must be classified as liabilities. The adoption of Statement No. 150 had no effect on the Corporation’s consolidated financial statements.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE B - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2003 and 2002, follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
U. S. Treasury securities	$300	$1	$—	$301
Obligations of other U. S. Government agencies	13,338	12	—	13,357
Obligations of states and municipal subdivisions	48,568	1,520	5	50,083
Mortgage-backed securities	253,555	2,011	3,197	252,362
Equity securities	24,088	—	2,800	21,288
Other securities	2,941	195	—	3,136

	$342,790	$3,739	$6,002	$340,527

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$38,408	$2,812	$38	$41,182

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
U. S. Treasury securities	$300	$2	$—	$302
Obligations of other U. S. Government agencies	1,402	47	—	1,449
Obligations of states and municipal subdivisions	59,989	2,432	1	62,420
Mortgage-backed securities	252,827	5,315	43	258,099
Equity securities	23,219	—	1,650	21,569
Other securities	5,980	178	6	6,152

	$343,717	$7,974	$1,700	$349,991

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$43,792	$3,218	$35	$46,975

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE B - SECURITIES (Continued)

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2003, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$20,669	$20,994	$785	$807
Due after one year through five years	26,501	27,711	9,085	9,577
Due after five years through ten years	8,806	8,941	5,293	5,515
Due after ten years	8,991	9,051	23,245	25,283
Mortgage-backed securities and other securities	277,823	273,830	—	—

	$342,790	$340,527	$38,408	$41,182

Equity securities consist of investments in FNMA preferred stock and stock of the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). The transferability of Federal Reserve Bank and FHLB stock totaling $9,088,000 at December 31, 2003, is restricted.

Gross gains of $1,385,000, $534,000, and $480,000, and gross losses of $9,000, $77,000, and $21,000 were realized on securities available-for-sale in 2003, 2002, and 2001, respectively.

Securities with a carrying value of $181,656,000 and $161,435,000 at December 31, 2003 and 2002, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2003, were as follows (in thousands):

	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states municipal subdivisions	$412	$5	$—	$—	$412	$5
Mortgage-backed securities	107,939	3,197	—	—	107,939	3,197
Equity securities	—	—	12,200	2,800	12,200	2,800

	$108,351	$3,202	$12,200	$2,800	$120,551	$6,002

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE B - SECURITIES (Continued)

The details concerning securities classified as held-to-maturity with unrealized losses as of December 31, 2003, were as follows (in thousands):

	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states municipal subdivisions	$—	$—	$962	$38	$962	$38

As of December 31, 2003, approximately 8% of the number of securities in the investment portfolio reflected an unrealized loss. Management is of the opinion the Corporation has the ability to hold these securities until such time as the value recovers or the securities mature. Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

NOTE C - LOANS

Loans outstanding include the following types:

	December 31,
	2003	2002
	(In thousands)
Commercial, financial and agricultural	$97,974	$103,327
Real estate - construction	38,140	30,028
Real estate - mortgage	386,607	356,493
Installment loans to individuals	56,800	77,692
Lease financing receivables	3,240	2,561
Overdrafts	764	1,194
Net deferred costs and fees, premiums and discounts	1,369	631
Other	4,220	4,399

	589,114	576,325
Allowance for loan losses	(6,181)	(6,029)

	$582,933	$570,296

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE C - LOANS (Continued)

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing at December 31 follows:

	2003	2002
	(In thousands)
Lease payments receivable	$1,648	$1,562
Estimated residual value of leased assets	1,932	1,342

Gross investment	3,580	2,904
Unearned income	(340)	(343)

Net investment	$3,240	$2,561

At December 31, 2003, the minimum future lease payments to be received were as follows:

Year	Amount
(In thousands)
2004	$647
2005	648
2006	221
2007	132
2008	—
2009 and After	—

$1,648

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Balance at beginning of year	$6,029	$6,753	$9,689
Additions:
Provision for loan losses charged to operating expense	2,770	2,790	1,720
Recoveries of loans previously charged off	616	660	544

	9,415	10,203	11,953
Deductions:
Loans charged off	3,137	4,174	5,200
Allowance applicable to finance company loans sold	97	—	—

	3,234	4,174	5,200

Balance at end of year	$6,181	$6,029	$6,753

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE C - LOANS (Continued)

At December 31, 2003 and 2002, the recorded investment in loans considered to be impaired totaled approximately $818,000 and $1,230,000, respectively. The allowance for loan losses related to these loans approximated $451,000 and $596,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002, was approximately $1.1 million and $1.8 million, respectively. For the years ended December 31, 2003 and 2002, the amount of income recognized on impaired loans was immaterial. At December 31, 2003 and 2002, nonaccrual loans amounted to approximately $766,000 and $1,274,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $1,998,000 and $2,700,000, respectively.

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful Lives In Years	December 31,
		2003	2002
		(In thousands)
Premises:
Land	—	$3,404	$3,404
Buildings, construction and improvements	10 - 50	17,815	16,535

		21,219	19,939
Equipment	3 - 10	8,545	8,548

		29,764	28,487
Less accumulated depreciation and amortization		(14,996)	(13,671)

		$14,768	$14,816

The amount charged to operating expenses for depreciation was $1,727,000 for 2003, $1,875,000 for 2002, and $2,032,000 for 2001.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE E - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more for 2003 and 2002 was $154,388,000 and $164,625,000, respectively.

At December 31, 2003, the scheduled maturities of time deposits included in interest-bearing deposits are as follows (in thousands):

Year	Amount
2004	$299,450
2005	47,198
2006	11,548
2007	7,203
2008	3,823
Thereafter	—

$369,222

NOTE F - BORROWED FUNDS

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2003	2002
	($ In thousands)
Balance at year end	$17,970	$25,599
Average balance during the year	19,778	19,430
Average interest rate during the year	.81%	1.61%
Maximum month-end balance during the year	22,899	26,328

Securities underlying the repurchase agreements remain under the control of NBC.

On December 30, 2003, the Corporation issued $30,928,000 of floating rate junior subordinated deferrable interest debentures to The NBC Capital Corporation (MS) Statutory Trust I (the Trust), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures are expected to be used for acquisitions. The Trust issued $30,000,000 of TPSs to investors. The Corporation’s obligations under the debentures and related documents, taken together, constitute a fully and unconditional guarantee by the Corporation of the Trust’s obligations under the TPSs. The TPSs are redeemable at the Corporation’s option on December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. Interest on the debentures and TPSs is the three month London Interbank Offer Rate (LIBOR) plus 2.85% and is payable quarterly.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE F - BORROWED FUNDS (Continued)

Other borrowed funds consisted of the following at December 31:

	2003	2002
	(In thousands)
FHLB advances	$107,090	$111,906
Treasury tax and loan note	2,117	1,035

	$109,207	$112,941

Advances due the FHLB consist of monthly amortized borrowings with maturity dates ranging from June, 2004, through August, 2012. Interest is payable monthly at rates ranging from 1.01% to 7.29%. Advances due to the FHLB are collateralized by a blanket lien on the bank’s first mortgage loans in the amount of the outstanding borrowings. FHLB advances available and unused at December 31, 2003, totaled $71 million. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2003, are as follows:

Year	Amount
(In thousands)
2004	$38,393
2005	27,480
2006	22,903
2007	8,130
2008	3,269
Thereafter	6,915

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE G - OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities at December 31, 2003 and 2002, consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Other assets:
Cash surrender value of life insurance	$18,358	$17,756
Deferred income tax benefits	1,534	—
Prepaid pension	2,525	1,782
Other real estate	1,368	1,512
Amounts due on mortgage loans originated for secondary market	1,400	8,382
Prepaid expenses and other	3,983	1,753

	$29,168	$31,185

Other liabilities:
Dividends payable	$1,961	$1,801
Deferred income tax liability	—	611
Accrued expenses	3,054	4,416
Minority interest in subsidiary	1,740	1,663
Other	167	245

	$6,922	$8,736

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE H - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Net change in unrealized gains (losses):
Net unrealized gains (losses) on securities available-for-sale	$(7,167)	$4,216	$3,113
Reclassification adjustment for (gains) losses on securities available-for-sale	(1,376)	(457)	(459)

Net change in unrealized gains (losses) on securities available-for-sale before tax	(8,543)	3,759	2,654

Income tax expense:
Net unrealized gains (losses) on securities available-for-sale	2,437	(1,436)	(1,080)
Reclassification adjustment for gains (losses) on securities available-for-sale	493	171	171

Total income tax expense	2,930	(1,265)	(909)

Net change in unrealized gains (losses) on securities available-for-sale, net of tax before minority interest	(5,613)	2,494	1,745
Minority interest in net change	(5)	(22)	(27)

	$(5,618)	$2,472	$1,718

NOTE I - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions (2003 - $516,000; 2002 - $171,375; 2001 - $171,247) is as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$2,951	$3,270	$2,860
State	782	803	700
Deferred	759	719	701

	$4,492	$4,792	$4,261

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE I - INCOME TAXES (Continued)

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Tax on income before income taxes	$6,126	$6,464	$5,916
Increase (decrease) resulting from:
Tax-exempt income	(2,170)	(2,349)	(2,597)
Nondeductible expenses	211	251	442
State income taxes, net of federal benefit	516	530	462
Tax credits	(122)	(72)	—
Other, net	(69)	(32)	38

	$4,492	$4,792	$4,261

The components of the net deferred tax included in the consolidated balance sheets as of December 31, 2003 and 2002, are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,318	$2,261
Employee benefits	575	731
Unrealized loss on securities available-for-sale	779	—
Other	672	933

Total deferred tax assets	4,344	3,925

Deferred tax liabilities:
Premises and equipment	(1,617)	(1,185)
Unrealized gain on securities available-for-sale	—	(2,125)
Other	(1,193)	(1,226)

Total deferred tax liabilities	(2,810)	(4,536)

Net deferred tax asset (liability)	$1,534	$(611)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE J - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation and its subsidiaries adopted FASB Statements No. 142, “Goodwill and Other Intangible Assets” and No. 147, “Acquisitions of Certain Financial Institutions” effective January 1, 2002. Had the statements been adopted effective January 1, 2001, the consolidated net income and the basic and diluted net income per share would have been as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Reported net income	$13,525	$14,221	$13,138
Add back goodwill amortization	—	—	262
Add back amortization of unidentified intangible asset	—	—	71

Adjusted net income	$13,525	$14,221	$13,471

Basic net income per share:
Reported net income	$1.65	$1.73	$1.54
Amortization	—	—	.04

	$1.65	$1.73	$1.58

Diluted net income per share:
Reported net income	$1.65	$1.73	$1.54
Amortization	—	—	.04

	$1.65	$1.73	$1.58

Upon adoption of FASB Statements No. 142 and 147, the carrying value of goodwill associated with business acquisitions was approximately $2 million and the carrying value of the unidentified intangible asset reclassified as goodwill was $841,050.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE K - STOCK OPTIONS

In connection with a business combination in 1999, the Corporation assumed stock options which were previously granted and converted those options, based upon the appropriate exchange ratio, into options to acquire the Corporation’s common stock. All options were granted with an exercise price of $8.57 per share (as adjusted by the exchange ratio). At December 31, 2003, all options granted had been exercised.

In June, 2001, the Corporation established the 2001 Long-Term Compensation Plan that is administered by a committee appointed by the Corporation’s Board of Directors. Employees eligible to receive incentives under the plan are those designated, individually or by groups or categories, by the committee. The plan is a nonqualified stock option plan. The number of shares of Corporation common stock that may be issued under the plan cannot exceed 313,333. The committee may grant options to designated employees at an exercise price not less than the fair market value of the common stock at the date of the grant and the number of shares subject to the option must be designated at the grant date. The option term is determined by the committee, but cannot exceed ten years. Vesting is in equal amounts over a four year period. In June, 2001, grants for 112,000 shares were issued at an option price of $20.75 per share, and in June, 2002, grants for 117,868 shares were issued at an option price of $24.11.

A summary of the status of the Corporation’s stock option plans for the three years ended December 31, 2003, follows:

	2003		2002		2001
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	230,892	$22.41	114,357	$20.50	10,372	$8.57
Options granted	—	—	117,868	24.11	112,000	20.75
Options exercised	(2,357)	15.46	(1,333)	8.57	(8,015)	8.57
Options cancelled	(4,001)	22.99	—		—

Options outstanding, end of year	224,534	22.47	230,892	22.41	114,357	20.50

Options exercisable at end of year	83,456	21.91	29,019	20.32	2,357	8.57

Weighted average fair value of options granted during year	$—		$4.64		$4.30

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE K - STOCK OPTIONS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise Price	Number Outstanding	Remaining Contractual Life In Years	Number Exercisable
$ 20.75	109,333	7.5	54,662
24.11	115,201	8.5	28,456

NOTE L - EMPLOYEE BENEFITS

The following table sets forth the defined benefit plan’s funded status and amounts recognized in the Corporation’s consolidated financial statements at December 31, 2003 and 2002:

	December 31,
	2003	2002
	($ In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$10,587	$9,536
Service cost	550	454
Interest cost	687	652
Actuarial loss	305	371
Administrative expenses paid	(72)	(62)
Benefits paid	(640)	(364)
Plan change	166	—

Benefit obligation at end of year	11,583	10,587

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE L - EMPLOYEE BENEFITS (Continued)

	December 31,
	2003	2002
	($ In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$7,899	$8,220
Return on plan assets	1,351	(758)
Employer contributions	1,390	864
Administrative expenses paid	(72)	(63)
Benefits paid	(640)	(364)

Fair value of plan assets at end of year	9,928	7,899

Funded status	(1,655)	(2,688)
Unrecognized net actuarial loss	5,196	5,778
Unrecognized prior service cost	(1,016)	(1,308)

Prepaid benefit cost	$2,525	$1,782

Weighted average assumptions:
Discount rate	6.50%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%

Components of net periodic benefit cost:
Service cost	$550	$454
Interest cost	687	652
Expected return on plan assets	(736)	(767)
Amortization of prior service costs	(126)	(140)
Recognized net actuarial loss	272	162

Net periodic benefit cost	$647	$361

The accumulated benefit obligation for the defined benefit pension plan was $9.0 million and $7.6 million at December 31, 2003 and 2002, respectively.

In determining the expected return on plan assets, the Corporation considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, the Corporation may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE L - EMPLOYEE BENEFITS (Continued)

The Corporation’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets At December 31,
	2003	2002
Asset Category
Equity securities	52%	52%
Debt securities	32%	31%
Cash and cash equivalents	16%	17%

Total	100%	100%

The primary investment objective of the Corporation’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested in a global growth and income asset allocation model which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. The assets are allocated in a target mix of 37% fixed income, 60% equity and 3% money market. The fixed income class is divided among a short-term government bond fund and a core fixed income bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. The diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions and cash contributions by the Corporation, the target percentages may not be achieved at any one point in time.

The Employee Benefit Committee of the Corporation reviews annually the investments of the plan made throughout the year and approves and ratifies the investment model used for the upcoming year. The investments are managed by the Trust Division of the Corporation within the guidelines established by the Committee. It is the intent of management and the Committee to give the investment managers flexibility within the overall parameters designated in the investment model selected by the Committee for the plan.

Equity securities do not include common stock of the Corporation.

The Corporation expects to contribute $1.6 million (unaudited) to its pension plan in 2004.

No contributions were made to the Corporation’s nonleveraged ESOP in each of the three years ended December 31, 2003. At December 31, 2003, the plan held 393,396 shares of the Corporation’s common stock. Contributions to the 401(k) plan amounted to $401,610 in 2003, $417,475 in 2002, and $401,175 in 2001. Expense for the defined contribution plan totaled $392,174 in 2003 and $451,439 in 2002.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE M - TREASURY STOCK

Shares held in treasury totaled 1,443,995 at December 31, 2003, and 1,428,352 at December 31, 2002. Upon the exercise of stock options, 2,357, 1,333, and 8,015 treasury shares were issued in 2003, 2002, and 2001, respectively.

Beginning in 2001, the Corporation initiated a stock repurchase program of up to 5%, or 413,333 shares of the Corporation’s common stock. Stock repurchases were carried out through open market purchases, block trades, and in negotiated private purchases. The Board of Directors approved the continuation of the program and at December 31, 2003, the Corporation had the authority, at its discretion, to purchase 312,583 additional shares of its common stock.

NOTE N - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2003 and 2002 is summarized as follows:

	December 31,
	2003	2002
	(In thousands)
Loans outstanding at beginning of year	$39,145	$23,211
New loans	11,313	26,367
Repayments	(16,518)	(10,433)

Loans outstanding at end of year	$33,940	$39,145

Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and shareholders.

NOTE O - REGULATORY MATTERS

Any dividends paid by the Corporation are provided from dividends received from its subsidiary bank. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the Comptroller of the Currency is limited to the current year’s net profits (as defined by the Comptroller of the Currency) and retained net profits of the two preceding years.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE O - REGULATORY MATTERS (Continued)

The Corporation and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

To ensure capital adequacy, quantitative measures have been established by regulators and these require the Corporation and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted average total assets (leverage). Management believes, as of December 31, 2003, that the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2003 and 2002, NBC was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier I risk-based capital ratio of 6% or more, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2003 and 2002, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	NBC Capital Corporation (Consolidated)		NBC
	Amount	Ratio	Amount	Ratio
	($ In thousands)
December 31, 2003:
Total risk-based	$145,818	22.6%	$113,279	17.8%
Tier I risk-based	139,637	21.6%	107,097	16.8%
Tier I leverage	139,637	13.3%	107,097	10.3%

December 31, 2002:
Total risk-based	$110,741	17.4%	$108,521	17.1%
Tier I risk-based	104,712	16.5%	102,562	16.1%
Tier I leverage	104,712	9.9%	102,562	9.7%

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE O - REGULATORY MATTERS (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2003 and 2002, were as follows:

	NBC Capital Corporation (Consolidated)		NBC
	Amount	Ratio	Amount	Ratio
	($ In thousands)
December 31, 2003:
Total risk-based	$51,179	8.0%	$51,018	8.0%
Tier I risk-based	25,860	4.0%	25,509	4.0%
Tier I leverage	31,472	3.0%	31,106	3.0%

December 31, 2002:
Total risk-based	$50,958	8.0%	$50,829	8.0%
Tier I risk-based	25,454	4.0%	25,414	4.0%
Tier I leverage	31,838	3.0%	31,793	3.0%

NBC is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2003 and 2002, the required reserve balance on deposit with the Federal Reserve Bank was approximately $600,000.

NOTE P - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, credit card lines, and standby letters of credit. A summary of commitments and contingent liabilities at December 31, 2003 and 2002, is as follows:

	Contractual Amount
	December 31,
	2003	2002
	(In thousands)
Commitments to extend credit	$113,509	$76,217
Standby letters of credit	4,829	6,018

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE P - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2003, nor are any significant losses as a result of these transactions anticipated.

NBC leases various banking premises and equipment under operating leases. At December 31, 2003, future minimum rental commitments are as follows (in thousands):

Year	Amount
2004	$299
2005	287
2006	222
2007	154
2008	125
Thereafter	1,617

NBC is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the Corporation’s consolidated financial statements.

NOTE Q - CONCENTRATIONS OF CREDIT

Most of the loans, commitments and letters of credit of NBC have been granted to customers in its market areas. Generally, such customers are also depositors. Investments in state and municipal securities also involve governmental entities within the bank’s market areas. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE R - SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash paid during the year for:
Interest	$18,251	$23,534	$37,138
Income taxes, net of refunds	4,317	4,612	2,895

Non-cash activities:
Transfers of loans to other real estate	1,415	1,075	2,269

NOTE S - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair values of demand deposits are, as required by Statement No. 107, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE S - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Short-Term Borrowings – The carrying value of any federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

FHLB and Other Borrowings – The fair value of the fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of any variable rate borrowings approximates their fair values.

Subordinated Debentures – The subordinated debentures bear interest at a variable rate and the carrying value approximates the fair value.

Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$78,255	$78,255	$56,918	$56,918
Securities available-for-sale	340,527	340,527	349,991	349,991
Securities held-to-maturity	38,408	41,182	43,792	46,975
Loans	582,933	580,547	570,296	570,827

Liabilities:
Noninterest-bearing deposits	109,479	109,479	103,502	103,502
Interest-bearing deposits	706,360	707,207	713,945	715,910
Securities sold under agreements to repurchase	17,970	17,970	25,599	25,599
Subordinated debentures	30,928	30,928	—	—
FHLB and other borrowings	109,207	109,443	112,941	112,767

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE T - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2003 and 2002, and statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001, of NBC Capital Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands)
Assets
Cash and cash equivalents	$31,128	$734
Investment in subsidiaries	108,725	109,713
Other assets	4,541	2,842

	$144,394	$113,289

Liabilities and Shareholders’ Equity
Dividends payable and other liabilities	$2,364	$2,182
Subordinated debentures	30,928	—
Shareholders’ equity	111,102	111,107

	$144,394	$113,289

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Income
Dividends from subsidiaries	$9,123	$8,123	$31,199
Other	11	14	73

	9,134	8,137	31,272
Expense	371	407	459

Income before income taxes and equity in undistributed earnings of subsidiaries	8,763	7,730	30,813
Income tax benefit	132	147	122

Income before equity in undistributed earnings of subsidiaries	8,895	7,877	30,935
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends	4,630	6,344	(17,797)

Net income	$13,525	$14,221	$13,138

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE T - CONDENSED PARENT COMPANY STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash Flows From Operating Activities
Net income	$13,525	$14,221	$13,138
Equity in subsidiaries’ earnings in excess of (less than) dividends	(4,630)	(6,344)	17,797
Other, net	(749)	(174)	97

Net cash provided by operating activities	8,146	7,703	31,032

Cash Flows From Investing Activities
Investment in statutory trust	(928)	—	—

Cash Flows From Financing Activities
Dividends paid on common stock	(7,359)	(7,053)	(7,062)
Acquisition of stock	(430)	(1,372)	(25,122)
Proceeds from issuance of subordinated debentures	30,928	—	—
Other, net	37	71	68

Net cash provided by (used in) financing activities	23,176	(8,354)	(32,116)

Net increase (decrease) in cash and cash equivalents	30,394	(651)	(1,084)

Cash and cash equivalents at beginning of year	734	1,385	2,469

Cash and cash equivalents at end of year	$31,128	$734	$1,385

NOTE U - ACQUISITION

On December 11, 2003, the Corporation signed a definitive agreement to acquire Enterprise Bancshares, Inc., the holding company of Enterprise National Bank located in Memphis, Tennessee. At December 31, 2003, Enterprise National Bank had total assets of approximate $290 million. The acquisition is valued at approximately $53.1 million ($47.1 million in cash plus stock options with an estimated value of $6 million) and is subject to regulatory and Enterprise shareholder approval.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
2003
Total interest income	$13,634	$12,946	$12,356	$12,641
Total interest expense	4,951	4,638	4,270	4,022

Net interest income	8,683	8,308	8,086	8,619
Provision for loan losses	750	740	680	600

Net interest income after provision for loan losses	7,933	7,568	7,406	8,019
Total noninterest income, excluding securities gains (losses)	4,623	4,955	5,173	4,518
Securities gains (losses)	701	667	(6)	14
Total noninterest expenses	8,415	8,442	8,412	8,285
Income taxes	1,259	1,245	1,046	942

Net income	$3,583	$3,503	$3,115	$3,324

Per share:
Net income	$.44	$.43	$.38	$.41
Net income, diluted	.44	.43	.38	.41
Cash dividends declared	.22	.22	.24	.24

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
2002
Total interest income	$15,480	$15,171	$15,092	$14,308
Total interest expense	6,156	5,666	5,669	5,385

Net interest income	9,324	9,505	9,423	8,923
Provision for loan losses	630	630	755	775

Net interest income after provision for loan losses	8,694	8,875	8,668	8,148
Total noninterest income, excluding securities gains	4,078	4,313	4,415	4,783
Securities gains	91	—	188	178
Total noninterest expenses	8,029	8,178	8,401	8,810
Income taxes	1,288	1,313	1,254	937

Net income	$3,546	$3,697	$3,616	$3,362

Per share:
Net income	$.43	$.45	$.44	$.41
Net income, diluted	.43	.45	.44	.41
Cash dividends declared	.21	.22	.22	.22

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

It is the responsibility of the Chief Executive Officer and the Chief Financial Officer to establish and maintain the disclosure controls and procedures (as defined in Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended) for NBC Capital Corporation. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is made to the material under the captions; “Election of Directors” of the Company’s proxy statement, dated April 7, 2004, which is incorporated herein by reference, and to “Executive Officers” included in Part I, Item 1, of this report.

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the caption, “Executive Compensation” of the Company’s proxy statement, dated April 7, 2004, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the caption, “Stock Ownership of Directors, Officers, and Principal Shareholders,” of the Company’s proxy statement, dated April 7, 2004, which is incorporated herein by reference.

Equity Compensation Plan Information:

(a)

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Price Of Outsanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	500,000

Equity compensation plans not approved by security holders	224,534	$22.47	87,466

(b)	Note K - Stock Options of the notes to the consolidated financial statements and the information Contained under the caption, “Stock Option Plan” of the Company’s proxy statement, dated April 7,2004 should also be read in connection with this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to, “Certain Relationships, Related Transactions and Indebtedness” of the Company’s proxy statement, dated April 7, 2004, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to “Principal Accounting Fees and Services” of the Company’s proxy statement, dated April 7, 2004, which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1.	Financial Statements

The following consolidated financial statements and report of independent auditors of NBC Capital Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2003:

Report of Independent Auditors

Consolidated Balance Sheets—December 31, 2003 and 2002

Consolidated Statements of Income—Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3(a)&(c). Exhibits:

1.	None

2.	Agreement and Plan of Merger by and between Enterprise Bancshares, Inc. and NBC Capital Corporation dated December 11, 2003.

3.1	Articles of Incorporation of NBC Capital Corporation (included as Exhibit B to NBC Capital Corporation’s Definitive Proxy Statement dated March 20, 1998, and filed with the Commission on March 18, 1998, Commission File No. 0-12885, which Exhibit B is incorporated herein by reference)

3.2	Amendment to the Articles of Incorporation of NBC Capital Corporation (included as Exhibit 3.i to Form 10-Q dated August 11, 2003, and incorporated herein by reference.

3.3	By-laws of NBC Capital Corporation (included as Exhibit 3(b) to NBC Capital Corporation’s Registration Statement on Form S-4A, filed with the Commission on November 4, 1998, Commission File No. 333-65545, which Exhibit 3(b) is incorporated herein by reference.

4	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee.

5 - 9.	None

10.1	1993 Incentive Stock Option Plan and 1993 Stock Option Plan for Outside Directors of FFBS Bancorp, Inc., assumed by NBC Capital Corporation (incorporated by reference to Exhibit A of Form S-8 filed September 20, 1999) and incorporated herein by reference.

10.2	2001 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed August 8, 2001) and incorporation herein by reference.

10.3	Salary Reduction Thrift Plan (incorporated by reference to Exhibit 4.3 of Form S-8 filed December 13, 2001) and incorporated herein by reference.

10.4	2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed June 24,2003) and incorporated herein by reference.

10.5	Employment Agreement Dated May 16, 2003, by and Between NBC Capital Corporation and Richard T. Haston (incorporated by reference to Exhibit 10.3 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.6	Employment Agreement Dated June 4, 2003, by and Between NBC Capital Corporation and Mark A. Abernathy (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.7	Employment Agreement Dated June 18 2003, by and Between NBC Capital Corporation and Lewis F. Mallory, Jr., (incorporated by reference to Exhibit 10.1 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

11 - 13	None

14	NBC Capital Corporation Code of Ethics

15 – 20	None

21.	Subsidiaries of Company

22.	None

23.	Consent of Independent Auditors

24.	None

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certificate pursuant to 18 U. S. C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certificate pursuant to 18 U. S. C., Section 1350 as adopted pursuant to Section 906 of the Sarbanse-Oxley Act of 2002 – Chief Financial Officer.

99.	None

(b)	Form 8-K

A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended September 30, 2003. The press release was made public after the market close on October 20, 2003 and included in a Current Report on Form 8-K filed on October 20, 2003.

A Form 8-K was filed to announce a press release made on December 11, 2003, announcing the signing of a Definitive Agreement between NBC Capital Corporation (“NBC”) and Enterprise Bancshares, Inc., (“Enterprise”). In the Definitive Agreement, NBC agreed to purchase all the outstanding common stock of Enterprise for $48.00 per share, a total purchase price of approximately $53.1 million. The press release was made public after the market closed on December 11, 2003 and included in a Current Report on Form 8-K filed on December 11, 2003.

(d)	Financial statement schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBC CAPITAL CORPORATION (Registrant)

By	/s/ Lewis F. Mallory, Jr.
L. F. Mallory, Jr.
Chairman of Board and Chief Executive Officer

By	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President, CFO, and Treasurer (Chief Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Ralph Pogue (Director)	/s/ Robert S. Caldwell (Director)

/s/ Robert L. Calvert III (Director)	/s/ H. Stokes Smith (Director)

/s/ Robert S. Jones (Director)	/s/ James D. Graham. (Director)

/s/ Henry S. Weiss (Director)	/s/ Robert A. Cunningham (Director)

/s/ J. Nutie Dowdle (Director)	/s/ David Byars (Director)

/s/ James C. Ratcliff (Director)

Date: March 9, 2004