Form 10-Q
period 2004-03-31
NBC CAPITAL CORP
filed 2004-05-06
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

Commission File Number 1-15773

NBC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter.)

Mississippi	64-0694775
(State of other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

NBC Plaza, P. O. Box 1187, Starkville, Mississippi	39760
(Address of principal executive offices)	(Zip Code)

Registrants’s telephone number, including area code: (662) 323-1341

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act of 1934 rule 12b-2.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value - 8,165,011 shares as of March 31, 2004.

PART I - FINANCIAL INFORMATION

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(Amounts in thousands, except per share data)

	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	$8,321	$8,721
Interest and Dividends on Investment Securities	4,190	4,819
Other Interest Income	158	94

Total Interest Income	12,669	13,634

INTEREST EXPENSE:
Interest on Deposits	2,838	3,628
Interest on Borrowed Funds	1,388	1,323

Total Interest Expense	4,226	4,951

Net Interest Income	8,443	8,683
Provision for Loan Losses	675	750

Net Interest Income After Provision for Loan Losses	7,768	7,933

NON-INTEREST INCOME:
Income from Fiduciary Activities	487	412
Service Charge on Deposit Accounts	1,940	1,793
Insurance Commissions, Fees and Premiums	1,177	1,218
Mortgage Loan Fee Income	266	440
Other Non-Interest Income	979	760

Total Non-Interest Income	4,849	4,623
Gains on Securities	8	701

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	5,032	4,982
Expense of Premises and Fixed Assets	1,182	1,193
Other Non-Interest Expense	2,170	2,240

Total Non-Interest Expense	8,384	8,415

Income Before Income Taxes	4,241	4,842
Income Taxes	1,148	1,259

NET INCOME	$3,093	$3,583

Net Earnings Per Share:
Basic	$0.38	$0.44

Diluted	$0.38	$0.44

Dividends Per Common Share	$0.24	$0.22

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2004	Dec. 31, 2003
	(Unaudited)	(Audited)
ASSETS:
Cash and Balances Due From Banks:
Noninterest-Bearing Balances	$74,726	$22,765
Interest-Bearing Balances	6,346	35,444
Federal Funds Sold and Securities Purchased Under Agreement to Resell	10,850	20,046

Total Cash and Cash Equivalents	91,922	78,255
Held-To-Maturity Securities (Market value of $39,177 at March 31, 2004 and $41,182 at December 31, 2003)	35,856	38,408
Available-For-Sale Securities	356,729	340,527

Total Securities	392,585	378,935
Loans	595,027	589,114
Less: Reserve for Loan Losses	(6,633)	(6,181)

Net Loans	588,394	582,933
Bank Premises and Equipment (Net)	15,716	14,768
Interest Receivable	5,683	6,312
Goodwill	2,853	2,853
Other Assets	33,656	29,168

TOTAL ASSETS	$1,130,809	$1,093,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
NonInterest-Bearing Deposits	$111,911	$109,479
Interest-Bearing Deposits	719,713	706,360

Total Deposits	831,624	815,839
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,901	17,970
Subordinated Debentures	30,928	30,928
Other Borrowed Funds	121,630	109,207
Interest Payable	1,086	1,256
Other Liabilities	11,429	6,922

TOTAL LIABILITIES	1,016,598	982,122

Shareholders’ Equity:
Common Stock $1 par Value, Authorized 10,000,000 Shares, Issued 9,615,806 Shares	9,616	9,616
Surplus and Undivided Profits	131,836	130,703
Accumulated Other Comprehensive Income	657	(1,496)
Treasury Stock, at cost (1,450,795 at March 31,2004 and 1,443,995 at December 31, 2003)	(27,898)	(27,721)

TOTAL SHAREHOLDERS’ EQUITY	114,211	111,102

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,130,809	$1,093,224

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(Amounts in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,093	$3,583
Adjustments to Reconcile Net Income to Net Cash
Depreciation and Amortization	456	511
Deferred Income Taxes (Credits)	(1,501)	2,479
Provision for Loan Losses	675	750
Loss (Gain) on Sale of Securities	(8)	(701)
(Increase) Decrease in Interest Receivable	629	642
(Increase) Decrease in Other Assets	(4,144)	(2,299)
Increase (Decrease) in Interest Payable	(170)	(42)
Increase (Decrease) in Other Liabilities	4,507	(322)

Net Cash Provided by Operating Activities	3,537	4,601

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities and Calls of Securities	30,843	36,935
Proceeds from Sale of Securities	0	60,816
Purchase of Securities	(41,223)	(121,808)
(Increase) Decrease in Loans	(6,136)	14,989
(Additions) Disposal of Bank Premises and Equipment	(1,355)	(270)

Net Cash (Used) Provided in Investing Activities	(17,871)	(9,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	15,785	3,039
Dividend Paid on Common Stock	(1,961)	(1,801)
Increase (Decrease) in Borrowed Funds	14,354	(5,340)
Purchase of Treasury Stock	(177)	(430)
Other Financing Activities	0	0

Net Cash (Used) Provided by Financing Activities	28,001	(4,532)

Net Increase (Decrease) in Cash and Cash Equivalents	13,667	(9,269)

Cash and Cash Equivalents at Beginning of Year	78,255	56,918

Cash and Cash Equivalents at End of Quarter	$91,922	$47,649

Interest	$4,396	$4,993

Income Taxes	$—	$—

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (“Corporation”) and its subsidiaries, National Bank of Commerce and First National Finance Company. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statement presented in this report have been made. Such adjustments were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

Note 1. Accounting Pronouncements

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. At March 31, 2004, the Corporation had approximately $2.8 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

Note 2. Stock Options

The Corporation accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since all stock options have been priced at the fair market value of the Corporation’s common stock on the date of grant, under APB No. 25 no compensation expense is recognized for stock options granted.

Had compensation for the stock options been determined based on FASB Statement No. 123, “Accounting for Stock Based Compensation,” net income and per share amounts would have been as follows:

	Quarter Ended March 31,
	2004	2003
Net income as reported	$3,093	$3,583
Deduct stock-based compensation expense	33	65

Pro forma net income	$3,060	$3,518

Basic net earnings per share:
As reported	$.38	$.44
Pro forma	.37	.43

Diluted net earnings per share:
As reported	$.38	$.44
Pro forma	.37	.43

Note 3. Variable Interest Entity

On December 30, 2003, the Corporation issued $30,928,000 of floating rate junior subordinated deferrable interest debentures to NBC Capital Corporation (MS) Statutory Trust I (the Trust), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the trust. The net proceeds received by the Corporation from the issuance of the debentures were used to partially fund the acquisition of Enterprise Bancshares, Inc. The Trust issued $30 million of Trust Preferred Securities (“TPSs”) to an institutional investor. The Corporation’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligation under the TPSs. The TPSs are redeemable at the Corporation’s option December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. Interest on the debentures and the TPSs is three-month LIBOR (London Interbank Offer Rate) plus 285 basis points and is payable quarterly.

In December 2003, the FASB reissued FIN 46, with certain modifications and clarifications, the provision of which must be applied to certain variable interest entities. The Trust discussed in the preceding paragraph was established solely for the purpose of issuing the TPSs. In accordance with FIN 46, the Trust is not included in the Corporation’s consolidated financial statements.

Note 4. Comprehensive Income

The following table discloses Comprehensive Income for the period reported in the Consolidated Statements of Income:

	Quarter Ended March 31,
	2004	2003
	(In thousands)
Net Income	$3,093	$3,583

Other Comprehensive Income (Loss), net of tax:
Reclassification adjustment for (gain) loss included in net income	(5)	(438)
Unrealized gains (losses) on securities	2,158	(1,856)

	2,153	(2,294)

Comprehensive Income (Loss)	$5,246	$1,289

Accumulated Comprehensive Income (Loss)	$657	$1,828

Note 5. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s Defined Benefit Pension Plan for the periods indicated:

	Quarter Ended March 31,
(In Thousands)	2004	2003
Service Cost	$144	$138
Interest Cost	182	171
Expected return on assets	(191)	(184)
Net(gain)/loss recognition	80	68
Prior service cost amortization	(31)	(31)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost/(income)	$184	$162

The amount of the contribution expected to be paid during the current year as disclosed in the latest annual balance sheet was $1,600,000. As a result of the recently passed law that allows the use of an interest rate based on the long-term corporate bond rate to determine the obligations under a defined benefit plan, the Corporation’s expected contribution for 2004 has been reduced to $1,200,000.

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition for the quarter ended March 31, 2004. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

INTRODUCTION AND MANAGEMENT OVERVIEW

During the quarter ended March 31, 2004, NBC Capital Corporation (the “Corporation” or “NBC”) was a one-bank financial holding company operating in eastern Mississippi and Tuscaloosa, Alabama. Effective the close of business March 31, 2004, NBC completed the transaction to acquire all the outstanding stock of Enterprise Bancshares, Inc., (“Enterprise’) the parent company of Enterprise National Bank, a $290 million bank operating in Memphis, Tennessee. This transaction will be discussed in more detail later in this narrative. NBC provides full financial services, including banking, trust services, mortgage services, insurance and investment products to its market area. NBC’s stock is listed on the American Stock Exchange under the ticker symbol of NBY.

During the first quarter of 2004, there were two major external factors that significantly impacted the results of the Corporation. First, interest rates remained at forty-five year lows and second, the overall economy in NBC’s market area remained soft, resulting in overall low loan demand. Also, from an internal perspective, the Corporation issued $30 million of Trust Preferred Securities to partially fund the acquisition of Enterprise. This was done in 2003 to take advantage of current regulatory rules that permitted these securities to be treated as Tier I capital for regulatory capital purposes. As a result, during the first quarter of 2004, the Corporation incurred interest expense of approximately $300,000 (approximately $188,000, or $.03 per share after taxes). As a result of these factors, NBC’s results for the first quarter of 2004 were below the first quarter of 2003.

At the end of the first quarter of 2004, the Corporation’s net interest margin was 3.32%, compared to 3.50% at the end of the first quarter of 2003. Low interest rates during the quarter continued to cause reduced yields on loans, as the loan portfolio, which is composed of 60% variable rate loans and 40% fixed rate loans, continued to reprice downward. The low rate environment also lowered the Corporation’s return on its investment portfolio, as faster than anticipated pay downs on the mortgage backed securities caused the premiums on these bonds to amortize faster than anticipated and resulted in reduced yields. Also, the yields on the securities that are rolling out of the portfolio in 2004 are approximately 6%, while the current reinvestment yield are in the range of 4% to 4.5%. Even though the Corporation’s overall cost of funds has continued to decline during the quarter, rates paid on interest-bearing funds could not be reduced as quickly as asset yields declined. Unfortunately, the low interest rate climate did not substantially stimulate loan demand in many of the Corporation’s markets. Even though loan demand was low, the Corporation did not compromise its underwriting standards and therefore, the overall credit quality of the loan portfolio remained strong at the end of the quarter.

During the first quarter of 2004, the Corporation continued its efforts in building non-interest income. This source of income, exclusive of gains on securities, increased from $4.6 million for the first quarter of 2003 to $4.8 million for the first quarter of 2004, a 4.3% increase. The growth of non-interest revenue has been and continues to be a major strategic goal for the Corporation. During the first quarter of 2004, non-interest income accounted for 36.5% of revenues, up from 34.7% in the first quarter of 2003.

Another goal of management in the first quarter of 2004 was to continue to hold down the level of growth in non-interest expenses. During this quarter, total non-interest expenses remained relatively unchanged from the first quarter of 2003.

During the first quarter of 2004, net interest income was $240,000 below the 2003 level. This decline was partially offset by a $226,000 increase in non-interest revenues, exclusive of securities gains. Non-interest expenses remained relatively unchanged from 2003 levels. However, the Corporation recognized $701,000 in securities gains in the first quarter of 2003, compared to only $8,000 in 2004. All of these factors, along with the interest expense incurred on the trust preferred securities, resulted in the Corporation reporting net income of $3.1 million, or $.38 per share, in the first quarter of 2004, compared to $3.6 million, or $.44 per share, in the first quarter of 2003.

The Corporation has several initiatives either in process or planned for 2004 to improve its net interest income. First, the purchase of Enterprise provides the Corporation another source of income and access to strong loan demand. Enterprise serves the Memphis MSA, which is the 44th largest in the country and includes five counties and sixteen municipalities, with a 2002 population of 1.14 million. The Memphis MSA adjoins Desoto County, Mississippi, the fastest growing county in Mississippi. The Company believes this acquisition may help offset the slow loan growth in its current markets. Second, the Corporation is in the process of centralizing the underwriting of consumer credit. The Corporation’s consumer loan portfolio has declined for several years as competition has increased for these customers. Also, the low and zero rate loans offered by the auto industry have had a major impact on auto financing, traditionally an important source of consumer loans for the Corporation. Management believes that this change will make the Corporation more responsive to its customers’ needs and therefore, reduce or eliminate the runoff of these loans. Third, the Corporation has begun using a new pricing model to price total commercial customer relationships, rather than separately pricing each loan.

In addition to these specific plans, the Corporation will continue to look for ways to grow non-interest revenues. The entry into the Memphis market should be a major factor in this effort. Also, the Corporation has opened a mortgage loan production office in the north Jackson, Mississippi market to take advantage of the strong growth associated with the opening of the Nissan auto plant. The Corporation will also continue its efforts to control non-interest expenses in 2004 and will look for ways to improve its efficiency ratio.

Currently, management expects, based on available information, that interest rates will remain at their current levels during the first half of 2004 and trend up slightly during August or September, and the overall economy in its Mississippi market will remain relatively flat to slightly up throughout the year. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. The Corporation’s 2004 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

Another risk is that interest rates continue at current levels for an extended period of time. If this happens, as existing loans in our portfolio mature, they will be paying off at an older, higher interest rate. The new loans that will be replacing them will be made at much lower interest rates. Rates on deposits are at a level that will make it very difficult to offset this loss in yield with a reduced cost of deposits. This situation, if it occurs, will put additional pressure on the Corporation’s net interest margin and net income.

SIGNIFICANT EVENTS

As of the close of business on March 31, 2004, the Corporation completed its merger with Enterprise Bancshares, Inc., the holding company for Enterprise National Bank, a $290 million commercial bank operating in Memphis, Tennessee. The acquisition was an all-cash transaction valued at approximately $53 million. Enterprise National Bank will operate as a separate bank subsidiary of the Corporation, although Enterprise National Bank will be consolidated with the Corporation for accounting purposes.

The funding for this transaction came from $30 million of trust preferred securities issued by the Corporation on December 30, 2003 and a special dividend of $24 million from National Bank of Commerce. National Bank of Commerce obtained the funds for this dividend by borrowing from the Federal Home Loan Bank.

Under Generally Accepted Accounting Principles, this acquisition will be accounted for under the purchase method of accounting. As a result, the operations of Enterprise will be consolidated with those of the Corporation beginning April 1, 2004. The balance sheet of Enterprise will be revalued to current market value by an independent third party, with each asset and liability being adjusted to its estimated value. As part of this process, a core deposit premium will be established on the Corporation’s consolidated balance sheet. This premium will be amortized against future earnings, using an accelerated method of amortization over a seven-year period. Additionally, the recording of this transaction will result in goodwill being recorded on the Corporation’s consolidated balance sheet. The goodwill will not be amortized and will remain on the Corporation’s balance sheet, unless it becomes impaired under FAS No. 142, at which time the impaired amount would be written off. At the time of this filing, the independent appraisal has not been completed and the amount of goodwill is not known. Management has estimated that the goodwill will be in the range of $30 million to $35 million. Since this was an all cash transaction, there was no significant change in the equity of the Corporation following the closing of this transaction. Assuming management’s estimation of the range of goodwill is correct, the tangible book value of NBC’s common stock will be reduced in the range of $3.68 to $4.27 per share from its March 31, 2004 value of $13.99 per share.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2003 contains a summary of the Corporation’s accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management’s letter to shareholders and management’s discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation’s financial condition and results of operations.

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgements, and therefore contain the most critical accounting estimates, are the areas of the provision for loan losses and the resulting allowance for loan losses. The Corporation’s provision for loan losses is utilized to replenish the reserve for loan losses on the balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. The methodology used to make this determination is performed on a quarterly basis by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of National Bank of Commerce’s ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that impairments exist, specific portions of the reserve are allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the reserve for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advanced warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that respective period and for subsequent periods.

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

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. As a result of the adoption of the Statement, the Corporation did not amortize goodwill during the first quarter of 2004 or 2003.

At March 31, 2004, the Corporation had approximately $2.8 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FAS No.142.

RESULTS OF OPERATIONS

First quarter of 2004 compared to the first quarter of 2003

Earnings for the first quarter of 2004 were $3.09 million, or $.38 per share. This compares to $3.58 million, or $.44 per share, for the first quarter of 2003. On an annualized basis, these 2004 totals equate to a 1.1% return on average assets and an 11.0% return on average equity. For this same period in 2003, the annualized return on average assets was 1.3% and the annualized return on average equity was 13.0%.

Net interest income for the first quarter of 2004 was $8.44 million, compared to $8.68 million for 2003. This represents a decrease of 2.8%. This decrease resulted from an eighteen basis point decrease in the net interest margin. This decline was partially offset by a $19.4 million increase in average earning assets. The primary reason for the decrease in margin was that the Corporation lost 52 basis points from the repricing of its earning assets from the first quarter of 2003 to the first quarter of 2004, while it was only able to decrease its cost of funds by 41 basis points. The 1.9% increase in average earning assets helped reduce the effect of the loss of margin on the net interest income. The growth in average earning assets came in the area of the loans and federal funds sold and other interest-bearing cash accounts, as the investment securities portfolio declined. Average loans increased from $567.8 million during the first quarter of 2003 to $592.0 million during the first quarter of 2004. Average federal funds sold and other interest-bearing cash accounts increased from $28.9 million during the first quarter of 2003 to $54.1 million during the first quarter of 2004. During these same periods, the average balances of the investment securities portfolio declined from $408.1 million to $378.1 million. Even though this growth in earning assets and the change in mix of the earning assets had a positive effect on the net interest margin, it could not offset the continued decline in yield. From the first quarter of 2003 to the first quarter of 2004, the yield on loans declined from 6.23% to 5.65%, the yield on federal funds sold declined from 1.32% to 1.18% and the yield on the investment securities portfolio declined from 4.73% to 4.43%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The Corporation’s provision for loan losses is utilized to replenish the reserve for loan losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. Classified assets to capital were 13.5% at March 31, 2004, compared to 14.8% at March 31, 2003. The percentage of loans past due 30 days or more was 1.90% at March 31, 2004 compared to 2.92% at March 31,2003. The reserve for loan losses as a percentage of total loans has increased from 1.05% of loans at the end of 2003 to 1.11% at the end of the first quarter of 2004. During this quarter, net charge-offs totaled $224,000, compared to $817,000 for the same quarter of 2003. Overall, loan quality remains good. At the end of the first quarter of 2004, the ratio of non-performing loans to total loans remained low at .58%. This compares to .49% at December 31, 2003 and .62% at March 31, 2003. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at the end of the first quarter of 2004 and at the end of 2003 were deemed adequate to cover exposure within the Corporation’s loan portfolio.

The provision for loan losses has decreased from $750,000 during the first quarter of 2003 to $675,000 in the same quarter of 2004. The level of the provision for the first quarter of 2004 was decreased due to the overall quality of the loan portfolio. Also, the Corporation’s consumer finance company was closed during the third quarter of 2003. Approximately $30,000 of the 2003 provision related to consumer finance loans made by that subsidiary. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of National Bank of Commerce. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. The Corporation has been successful in its efforts, as other income has increased from $4.6 million for the first quarter of 2003 to $4.8 million for the first quarter of 2004. This represents a 4.9% increase. Non interest income for the first quarters of 2003 and 2004 were as follows:

	2003	2004
Income from fiduciary activities	$412	$487
Service charges on deposit accounts	1,793	1,940
Insurance commissions and fee income	1,218	1,177
Mortgage loan fee income	440	266
Other non-interest income	760	979

Total	$4,623	$4,849

The growth in non-interest income resulted from an 8.2% increase in service charges on deposit accounts, an 18.2% increase in income from fiduciary activities and a 28.8% increase in other non-interest income. The increase in service charges on deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in income from fiduciary activities resulted primarily from higher fees related to the impact of the improvement in the equity markets on the value of assets under management. The large increase in other non-interest income resulted primarily from a $126,000, or a 210%, increase in retail investment income and a $48,000 increase in miscellaneous income. A large portion of the retail investment income came from several retirement rollover transactions from a large company in the Corporation’s core market area. The large increase in miscellaneous income resulted from rebates from two large vendors for expenses incurred during the prior year. The $41,000, or 3.4%, decrease in insurance commission and fee income resulted from lower profit sharing contributions from the agency’s primary insurance carriers. Mortgage fee income declined by $174,000, or 39.5%, from the first quarter of 2003 to the first quarter of 2004. This decline resulted from a continuation of the soft demand for mortgage loan refinancing that the Corporation experienced during the last half of 2003. Even with rates remaining at relatively low levels, the demand to refinance existing mortgage loans did not improve significantly from the last quarter of 2003 and it did not reach the levels of the first quarter of 2003.

The Corporation recognized $701,000 in securities gains during the first quarter of 2003, compared to a gain of $8,000 during the first quarter of 2004. In the first quarter of 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. This unusual interest rate environment did not exist during the first quarter of 2004; therefore, the Corporation did not have the opportunity to take securities gains.

Non-interest expense represents ordinary overhead expenses. Overall, the Corporation was successful in its efforts to control these expenses during the first quarter of 2004, as they declined by $31,000, or .4%, compared with such expenses in the first quarter of 2003. Non-interest expenses for the first quarters ended March 31, 2003 and 2004 were as follows:

	2003	2004
Salaries and employee benefits	$4,982	$5,032
Expenses of premises and equipment	1,193	1,182
Other non-interest expense	2,240	2,170

Total	$8,415	$8,384

This small decrease resulted from a continued focus on managing these expenses. Salaries and employee benefits were up 1.0%, due to higher pension costs, which were up 42.6% on a quarter over quarter comparison. Even though the improvement in the equity markets improved the returns earned on the plan assets during 2003, the impact of the low interest rates on the present value calculation caused the total expense of the plan, as computed by the actuary, to increase. This increase was somewhat offset by a reduction in salary cost, as the mortgage related incentives were reduced because the level of activity in the mortgage department was much lower in 2004. Also, the Corporation had fewer employees, as several vacant positions were not filled during the first quarter of 2004. Expenses associated with premises and fixed assets remained relatively unchanged. Other non-interest expenses decreased by $70,000, or 3.1%. This decrease resulted from decreases in several expense categories, none of which were individually considered to be material.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate increased from 26.0% for the first quarter of 2003 to 27.1% for the first quarter of 2004. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The level of tax exempt income declined by $237,000, as the average balance of tax exempt securities declined by $18.7 million in the first quarter of 2004 compared to the first quarter of 2003. The Corporation is attempting to add good quality tax exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

FINANCIAL CONDITION

The Corporation’s balance sheet showed a slight increase in total assets from $1.09 billion to $1.13 billion during the first quarter of 2004. During this period, loans increased by $5.9 million, while investment securities increased by $13.7 million. A $15.8 million increase in deposits and a $1.9 million increase in securities sold under agreements to repurchase funded the increases in these assets. Cash increased by $22.9 million as the Corporation accumulated additional cash to close the Enterprise transaction on April 1, 2004. This increase in cash was funded by a $12.4 million increase in other borrowings and a $9.2 million dollar decrease in federal funds sold. To complete the funding of the Enterprise transaction, the Corporation’s bank subsidiary, National Bank of Commerce, borrowed $24 million from the Federal Home Loan Bank under its blanket borrowing line. With approval from the Comptroller of the Currency, its primary regulator, National Bank of Commerce declared a special dividend to the Corporation payable on March 29, 2004. This was combined with the $30 million from the trust preferred securities issued in December 2003 to fund the Enterprise transaction.

Shareholders’ equity increased from $111.1 million to $114.2 million during the first quarter of 2004. In addition to the $3.1 million in net income during this period, there was an increase in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the accumulated other comprehensive income component of shareholders’ equity increasing from an unrealized loss of $1,496,000 at December 31, 2003 to an unrealized gain of $657,000 at March 31, 2004. Also, during the first quarter, the Corporation declared a dividend of approximately $1,960,000, payable on April 1, 2004. Additionally, the Corporation repurchased 6,800 shares of its common stock in the open market under the announced stock repurchase plan for approximately $177,000, or an average purchase price per share of $26.00.

The Corporation’s bank subsidiary is required to maintain a minimum amount of capital to total risk weighted assets as defined by the banking regulators. At March 31, 2004, the bank’s Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary bank. Under the regulations controlling national banks, the payment of dividends by the bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. To help fund the acquisition of Enterprise in April of 2004, the Corporation’s subsidiary bank borrowed funds from the Federal Home Loan Bank and, with permission from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to purchase the Enterprise common stock. As a result, the subsidiary bank is limited to $10 million from its current year’s net profits to pay additional dividends to the Corporation during 2004, without obtaining further approval from the Comptroller of Currency. At March 31, 2004, without approval, the subsidiary bank’s dividend paying ability was limited to approximately $8.0 million.

Also, under regulations controlling national banks, the bank is limited in the amount it can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At March 31, 2004, there were no borrowings between the Corporation (or its non-banking subsidiaries) and the Corporation’s subsidiary bank.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2004, the amount of unfunded commitments outstanding was $111,659,000.

Also, the Corporation provides Standby Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a letter of credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of March 31, 2004, the amount of outstanding Letters of Credit was $4,846,000.

The issuance of a standby letter of credit or a loan commitment are subject to the same credit and underwriting standards as any other loan agreement.

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

MARKET RISK

The Corporation maintained a consistent and disciplined asset/liability management policy during first quarter of 2004. This policy focuses on interest rate risk and sensitivity. During the first quarter of 2004, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

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

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At March 31, 2004, the Corporation’s balance sheet reflected approximately $31.1 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents 2.8% of total assets and would indicate that the Corporation is slightly liability sensitive. The Corporation would be in a neutral gap position if not for the $30,928,000 on floating rate subordinated debentures at the Holding Company level that were issued in December 2003 to partially fund the Enterprise acquisition. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. The Corporation’s position is considered essentially neutral when using simulation modeling that provides different weighting for assets and liabilities. Using a shock analysis, a 100 basis point movement in rates would be slightly accretive to the net income of the Corporation. Management does not believe that it is in the Corporation’s best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	Three Months ended 3/31/04	Year Ended 12/31/03
EARNING ASSETS:
Net loans	$592,018	$571,339
Federal funds sold and other interest-bearing assets	54,098	22,439
Securities
Taxable	281,637	280,653
Nontaxable	96,467	109,721

Totals	1,024,220	984,152

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$727,081	$705,404
Borrowed funds, federal funds purchased and securities sold under agreement to repurchase and other	155,649	134,375

Totals	882,730	839,779

Net amounts	$141,490	$144,373

	($ In Thousands)
	Interest for		Yields Earned and Rates Paid (%)
	Three Months Ended 3/31/04	Year Ended 12/31/03	Three Months Ended 3/31/04	Year Ended 12/31/03
EARNING ASSETS:
Net loans	$8,321	$34,073	5.65	5.96
Federal funds sold and other interest- bearing assets	158	262	1.18	1.17
Securities:
Taxable	3,039	11,874	4.34	4.23
Nontaxable	1,151	5,368	4.80	4.89

Totals	12,669	51,577	4.98	5.24

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	2,838	12,838	1.57	1.82
Borrowed funds, federal funds sold and other interest bearing assets	1,388	5,043	3.59	3.75

Totals	4,226	17,881	1.93	2.13

Net interest income	$8,443	$33,696

Net yield on earning assets			3.32	3.42

Note: Yields on a tax equivalent basis would be:

Nontaxable securities	7.38	7.53

Total earning assets	5.22	5.53

Net yield on earning assets	3.56	3.72

PART I. ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Management’s Discussion and Analysis (Item 2 of this part I), and particularly to the section entitled “Market Risk.”

PART I. ITEM 4

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

In accordance with Item 307 (a) of Regulation S-K, these disclosure controls and procedures were evaluated on March 31, 2004. It is the conclusion of the Corporation’s Chief Executive Officer and the Chief Financial Officer that, as of March 31, 2004, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Management believes that there were no significant deficiencies or material weaknesses in the Corporation’s internal controls that required any corrective action.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture dated as of December 19, 2002, between Enterprise Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee ( incorporated by reference as exhibit 4.1 of Corporation’s report on Form 8-K filed on April 1,2003.)

4.2	Supplemental Indenture dated as of March 31, 2004, between NBC Capital Corporation (as successor by merger to Enterprise Bancshares, Inc.) U. S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association,) as Trustee (incorporated by reference as exhibit 4.2 of Corporation’s report on Form 8-K filed on April 1,2003.)

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 5d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes- Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

(b)	Form 8-K

A Form 8-K was filed with the Commission on January 5, 2004 to announce the issuance of $30 million in Trust Preferred Securities.

A Form 8-K was filed to announce the release of a quarterly and annual earnings release for the quarter and year ended December 31, 2003. The press release was made to the public after the market closed on January 28, 2004 and included in a Current Report on Form 8-K filed on January 28, 2004.

A Form 8-K was filed with the Commission on April 1, 2004, announcing the completion of the Corporation’s merger with Enterprise Bancshares, Inc., effective following the close of business on March 31, 2004, including the related press release.

A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended March 31, 2004. The press release was made to the public after the market closed on April 20, 2004 and included in a Current Report on Form 8-K filed on April 21, 2004.

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2003, filed with the commission on March 11, 2004.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three-month period ended March 31, 2004, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBC CAPITAL CORPORATION Registrant

Date: May 5, 2004	/s/ Richard T. Haston

Richard T. Haston Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX:

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer