Form 10-Q
period 2004-06-30
NBC CAPITAL CORP
filed 2004-08-06
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

Common Stock, $1 Par Value - 8,158,011 shares as of June 30, 2004.

PART I - FINANCIAL INFORMATION

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

(Amounts in thousands, except per share data)	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	$19,623	$17,338
Interest and Dividends on Investment Securities	8,983	9,077
Other Interest Income	192	165

Total Interest Income	28,798	26,580
INTEREST EXPENSE:
Interest on Deposits	6,403	6,966
Interest on Borrowed Funds	3,180	2,623

Total Interest Expense	9,583	9,589

Net Interest Income	19,215	16,991
Provision for Loan Losses	1,480	1,490

Net Interest Income after Provision for Loan Losses	17,735	15,501

NON-INTEREST INCOME:
Income from Fiduciary Activities	1,002	904
Service Charges on Deposit Accounts	4,135	3,683
Insurance Commission and Fee Income	2,243	2,256
Mortgage Loan Fee Income	624	1,159
Other Non-Interest Income	1,941	1,576

Total Non-Interest Income	9,945	9,578
Gains on Securities	97	1,368
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	11,512	9,993
Expense of Premises and Fixed Assets	2,660	2,347
Other Non-Interest Expense	5,600	4,517

Total Non-Interest Expense	19,772	16,857

Income Before Income Taxes	8,005	9,590
Income Taxes	2,251	2,504

NET INCOME	$5,754	$7,086

Net Earnings Per Share:
Basic	$0.70	$0.87

Diluted	$0.70	$0.87

Dividends per Common Share	$0.48	$0.44

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

QUARTER ENDED JUNE 30, 2004 AND 2003

(Unaudited)

(Amounts in thousands, except per share data)	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	$11,302	$8,617
Interest and Dividends on Investment Securities	4,793	4,258
Other Interest Income	34	71

Total Interest Income	16,129	12,946
INTEREST EXPENSE:
Interest on Deposits	3,565	3,338
Interest on Borrowed Funds	1,792	1,300

Total Interest Expense	5,357	4,638

Net Interest Income	10,772	8,308
Provision for Loan Losses	805	740

Net Interest Income after Provision for Loan Losses	9,967	7,568

NON-INTEREST INCOME:
Income from Fiduciary Activities	515	492
Service Charges on Deposit Accounts	2,195	1,890
Insurance Commission and Fee Income	1,066	1,038
Mortgage Loan Fee Income	358	719
Other Non-Interest Income	962	816

Total Non-Interest Income	5,096	4,955
Gains on Securities	89	667
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	6,480	5,011
Expense of Premises and Fixed Assets	1,478	1,154
Other Non-Interest Expense	3,430	2,277

Total Non-Interest Expense	11,388	8,442

Income before Income Taxes	3,764	4,748
Income Taxes	1,103	1,245

NET INCOME	$2,661	$3,503

Net Earnings Per Share
Basic	$0.33	$0.43

Diluted	$0.33	$0.43

Dividends per Common Share	$0.24	$0.22

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)	June 30, 2004	Dec. 31, 2003
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents:
Noninterest-Bearing Balances	$41,923	$22,765
Interest-Bearing Balances	5,396	35,444
Federal Funds Sold and Securities Purchased Under Agreements to Resel	292	20,046

Total Cash and Due From Banks	47,611	78,255
Held-To-Maturity Securities (Market value of $38,503 at June 30, 2004 and $41,182 at December 31, 2003)	35,752	38,408
Available-For-Sale Securities	409,727	340,527

Total Securities	445,479	378,935
Loans	804,975	589,114
Less: Reserve for Loan Losses	(11,430)	(6,181)

Net Loans	793,545	582,933
Bank Premises and Equipment (Net)	19,667	14,768
Interest Receivable	7,463	6,312
Goodwill and Other Intangible Assets	41,203	2,853
Other Assets	41,870	29,168

TOTAL ASSETS	$1,396,838	$1,093,224

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Non-Interest Bearing Deposits	$150,058	$109,479
Interest-Bearing Deposits	914,713	706,360

Total Deposits	1,064,771	815,839
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	29,768	17,970
Subordinated Debentures	36,928	30,928
Other Borrowed Funds	144,763	109,207
Interest Payable	1,700	1,256
Other Liabilities	12,492	6,922

TOTAL LIABILITIES	1,290,422	982,122

Shareholders’ Equity:
Common Stock $1 Par Value, Authorized 50,000,000 shares, Issued 9,615,806 shares	9,616	9,616
Surplus and Undivided Profits	132,893	130,703
Accumulated Other Comprehensive Income (Loss)	(8,026)	(1,496)
Treasury Stock, at Cost	(28,067)	(27,721)

TOTAL SHAREHOLDERS’ EQUITY	106,416	111,102

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,396,838	$1,093,224

Note: Certain 2003 amounts have been reclassified to

  conform to 2004 classifications.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

(Amounts in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,754	$7,086
Adjustments to Reconcile Net Income to Net Cash
Depreciation and Amortization	1,449	996
Deferred Income Taxes (Credits)	4,505	1,797
Provision for Loan Losses	1,480	1,490
Loss (Gain) on Sale of Securities	(97)	(1,368)
(Increase) Decrease in Interest Receivable	(1,151)	726
(Increase) Decrease in Other Assets	(8,997)	(1,329)
Increase (Decrease) in Interest Payable	444	(246)
Increase (Decrease) in Other Liabilities	4,391	6,029

Net Cash Provided by Operating Activities	7,778	15,181

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid in Excess of Cash Equivalents to Acquisition	(43,291)	0
Proceeds from Maturities of Securities	54,842	82,661
Proceeds from Sale of Securities	3,488	102,142
Purchase of Securities	(75,218)	(190,233)
(Increase) Decrease in Loans	(2,194)	12,556
(Additions) Disposal of Bank Premises and Equipment	(2,430)	(658)

Net Cash Provided by (Used in) Investing Activities	(64,803)	6,468

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	19,617	(7,965)
Dividend Paid on Common Stock	(3,921)	(3,599)
Increase (Decrease) in Borrowed Funds	11,031	(2,978)
Purchase of Treasury Stock	(346)	(430)
Other Financing Activities	0	9

Net Cash Provided by (Used in)Financing Activities	26,381	(14,963)

Net Increase (Decrease) in Cash and Cash Equivalents	(30,644)	6,686

Cash and Cash Equivalents at Beginning of Year	78,255	56,918

Cash and Cash Equivalents at End of Period	$47,611	$63,604

Interest	$9,145	$9,835

Income Taxes	$2,495	$2,679

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (“Corporation”) and its subsidiaries, National Bank of Commerce, First National Finance Company and Enterprise National Bank. The acquisition of Enterprise Bancshares, Inc. (“Enterprise”) was effective following the close of business on March 31, 2004; therefore, only the operations of Enterprise from April 1, 2004 through June 30, 2004 are included in the respective Consolidated Statements of Income for the periods ended June 30, 2004. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statements presented in this report have been made. Such adjustments were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

Note 1. Accounting Pronouncements

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. With the consummation of the Enterprise acquisition following the close of business on March 31, 2004, approximately $33.3 million was added to goodwill. At June 30, 2004, the Corporation had approximately $36.1 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

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

Had compensation for the stock options been determined based on FASB Statement No. 123, “Accounting for Stock Based Compensation,” net income and per share amounts would have been as follows:

	Quarter Ended June 30,
(Amounts in thousands except for per share data)	2004	2003
Net income, as reported	$2,661	$3,503
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58)	(59)

Pro forma net income	$2,603	$3,444

Basic net earnings per share:
As reported	$.33	$.43
Pro forma	.32	.42

Diluted net earnings per share:
As reported	$.33	$.43
Pro forma	.32	.42

	Six Months Ended June 30,
	2004	2003
Net income, as reported	$5,754	$7,086
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91)	(124)

Pro forma net income	$5,663	$6,962

Basic net earnings per share:
As reported	$.70	$.87
Pro forma	.69	.85

Diluted net earnings per share:
As reported	$.70	$.87
Pro forma	.69	.85

Note 3. Variable Interest Entity

On December 30, 2003, the Corporation issued $30,928,000 of floating rate junior subordinated deferrable interest debentures to NBC Capital Corporation (MS) Statutory Trust I (the Trust), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the trust. The net proceeds received by the Corporation from the issuance of the debentures were used to partially fund the acquisition of Enterprise. The Trust issued $30 million of Trust Preferred Securities (“TPSs”) to an institutional investor. The Corporation’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligation under the TPSs. The TPSs are redeemable at the Corporation’s option on December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. The interest rate on the debentures and the TPSs is three-month LIBOR (London Interbank Offer Rate) plus 285 basis points and adjusts quarterly. Interest is payable on a quarterly basis.

With the acquisition of Enterprise, the Corporation assumed the liability for an additional $6 million in subordinated debentures issued to support the issue of TPSs. As a result, the Corporation became the sole shareholder of Enterprise (TN) Statutory Trust I, a Connecticut business trust. The original issue date on the TPSs and the subordinated debentures was December 19, 2002 and the maturity date will be December 19,2032. These securities can also be redeemed in whole or in part at any interest payment date after five years. The interest rate on the debentures and the TPSs is three-month LIBOR (London Interbank Offer Rate) plus 325 basis points and adjusts quarterly. Interest is payable on a quarterly basis.

In December 2003, the FASB reissued FIN 46, with certain modifications and clarifications, the provision of which must be applied to certain variable interest entities. The Trusts discussed in the preceding paragraphs were established solely for the purpose of issuing the TPSs. In accordance with FIN 46, the Trusts are not included in the Corporation’s consolidated financial statements.

Note 4. Comprehensive Income

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

	Quarter Ended June 30,
	2004	2003
	(In thousands)
Net Income	$2,661	$3,503

Other Comprehensive Income (loss) net of tax:
Reclassification adjustment for gain (loss) included in net income	55	(417)
Unrealized gains (losses) on securities	(8,738)	1,107

	(8,683)	690

Comprehensive Income (loss)	$(6,022)	$4,193

Accumulated Comprehensive Income (loss)	$(8,026)	$2,518

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Net Income	$5,754	$7,086

Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for gain (loss) included in net income	60	(855)
Unrealized gains (losses) on securities	(6,590)	(749)

	(6,530)	(1,604)

Comprehensive Income (loss)	$(776)	$5,482

Accumulated Comprehensive Income (loss)	$(8,026)	$2,518

Note 5. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s Defined Benefit Pension Plan for the periods indicated:

	Quarter Ended June 30,
(In Thousands)	2004	2003
Service Cost	$142	$138
Interest Cost	179	171
Expected return on assets	(185)	(184)
Net(gain)/loss recognition	95	68
Prior service cost amortization	(31)	(31)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost/(income)	$200	$162

	Six months Ended June 30,
(In Thousands)	2004	2003
Service Cost	$286	$276
Interest Cost	362	343
Expected return on assets	(376)	(368)
Net(gain)/loss recognition	175	136
Prior service cost amortization	(63)	(63)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost/(income)	$384	$324

The amount of the contribution expected to be paid during the current year as disclosed in the latest annual balance sheet was $1,600,000. As a result of the recently passed law that allows the use of an interest rate based on the long-term corporate bond rate to determine the obligations under a defined benefit plan, the Corporation’s expected contribution for 2004 has been increased to approximately $1,720,000.

Note 6. Acquisition of Enterprise Bancshares, Inc.

Following the close of business on March 31, 2004, NBC Capital Corporation acquired Enterprise Bancshares, Inc., (“Enterprise”) a bank holding company operating 3 banking offices in Memphis, Tennessee, in a business combination accounted for under the purchase method. The acquisition allows the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was an all cash transaction valued at $52.9 million. Each shareholder of Enterprise stock received $48 per share. Additionally, the Corporation purchased most of the outstanding options for Enterprise common stock for the difference between the grant price of the options and $48 per share subject to the option. This amounted to an additional $5.2 million. Three of the options holders converted their Enterprise options into options to purchase approximately 39,000 shares of NBC Capital Corporation common stock.

The assets and liabilities of Enterprise were recorded on the balance sheet at their respective fair market values as of the closing date. The results of Enterprise’s operations are included in the Corporation’s Consolidated Statements of Operations from the date of the acquisition.

The following table summarizes the allocation of purchase price to assets and liabilities acquired on April 1, 2004:

(In Thousands)
Cash and cash equivalents	$9,613
Securities	59,453
Loans	214,708
Less: allowance for loan loss	(4,547)

Loan, net	210,161
Fixed assets	3,423
Goodwill	33,270
Core deposit intangible	5,461
Other assets	8,240

$329,621

Deposits	229,314
Borrowed funds	36,323
Other liabilities	8,589
Equity	55,395

$329,621

The Corporation’s pro forma summarized results of operations for the three and six months ended June 30, 2004 and 2003, assuming Enterprise had been acquired as of January 1, 2004 and 2003, are as follows:

	Quarter Ended June 30,
(In Thousands)	2004	2003
Interest income	$16,129	$16,324
Interest expense	5,357	6,188

Net interest income	10,772	10,136
Provision for loan losses	805	835
Non-interest income	5,185	6,485
Non-interest expense	11,388	11,161

Income before income taxes	3,764	4,625
Provision for income taxes	1,103	1,151

Net income	$2,661	$3,474

Earnings per share-basic	$0.33	$0.43

Earnings per share-diluted	$0.33	$0.42

	Six Months Ended June 30,
(In Thousands)	2004	2003
Interest income	$32,482	$33,239
Interest expense	10,848	12,735

Net interest income	21,634	20,504
Provision for loan losses	2,770	1,628
Non-interest income	10,433	12,566
Non-interest expense	22,859	22,263

Income before income taxes	6,438	9,179
Provision for income taxes	1,619	2,232

Net income before extraordinary item	4,819	6,947
Loss from discontinued operations	232	0
Income tax benefit from discontinued operations	(89)	0

Net income	$4,676	$6,947

Earnings per share-basic	$0.57	$0.85

Earnings per share-diluted	$0.57	$0.85

The unaudited pro forma combined condensed consolidated statements of operations give effect to the acquisition as if it had occurred on January 1, 2003 and January 1, 2004, respectively. The results presented are not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of each of the periods indicated, nor is it necessarily indicative of the results of operations anticipated in future periods. It is anticipated that the Corporation will achieve various cost savings, revenue enhancements and other operating synergies in future periods. For the purposes of preparing the pro forma statements of operations, the Corporation has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies. There have been, however, pro forma adjustments to interest expense to reflect the borrowings incurred to fund the purchase of Enterprise as well as pro-rata amortization related to the purchase accounting adjustments to adjust investment securities, fixed assets and borrowings to fair market value following the close of business on March 31, 2004. There is also a pro rata adjustment reflected to show a proportionate share of amortization on the core deposit intangible. The core deposit intangible has been estimated at $5.5 million and is being amortized over a ten-year life on a sum-of-the-years digits basis. These results also include certain costs incurred by Enterprise totaling $1.3 million, net of taxes, in the three months ended March 31, 2004, which related to the Corporation’s acquisition of Enterprise. These charges reduced diluted earnings per share by $0.16 for the three and six months periods ended June 30, 2004, respectively, as shown in the pro forma combined condensed consolidated statements of operations.

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition for the quarter and six months ended June 30, 2004. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

INTRODUCTION AND MANAGEMENT OVERVIEW

During the quarter ended March 31, 2004, NBC Capital Corporation (the “Corporation” or “NBC”) was a one-bank financial holding company operating in eastern Mississippi and Tuscaloosa, Alabama. Effective following the close of business March 31, 2004, NBC merged with Enterprise Bancshares, Inc. (“Enterprise”), the parent company of Enterprise National Bank, in Memphis,

Tennessee. The Corporation operates Enterprise National Bank as a separate bank subsidiary (“Enterprise Bank”). See Note 6 of the Notes to the Consolidated Financial Statements for details relating to this acquisition. NBC provides full financial services, including banking, trust services, mortgage services, insurance and investment products to its market area. NBC’s stock is listed on the American Stock Exchange under the ticker symbol of NBY.

During the first half of 2004, there were two major external factors that significantly impacted the operating results of the Corporation. First, interest rates remained at very low levels, and second, the overall economy in its Mississippi market remained soft, resulting in overall low loan demand. Other events having a material impact on the financial results for the first half of 2004 were the Corporation’s acquisition of Enterprise Bank and the closing of four under-performing branches in its Mississippi market. To fund the acquisition of Enterprise Bank, the Corporation used a combination of $30 million of Trust Preferred Securities and $24 million that was borrowed from the Federal Home Loan Bank (“FHLB”) by National Bank of Commerce and with approval from the Comptroller of the Currency, was paid to the Corporation as a special dividend. The Trust Preferred Securities were issued on December 30, 2003, and the borrowing from the FHLB was completed in late March of 2004. As a result, during the first half of 2004, the Corporation incurred interest expense of approximately $797,000 (approximately $492,000, or $.06 per share net of taxes). The Enterprise Bank acquisition was completed following the close of business on March 31, 2004. As a result, Enterprise Bank’s operations for the quarter ended June 30, 2004 are included in the Corporation’s operations for both the quarter and six months ended June 30, 2004. During this quarter of transition, Enterprise Bank contributed approximately $124,000 to the consolidated net income of the Corporation. There were several factors that impacted the level of this contribution. These factors were as follows: (1)this was a period of transition and very few cost savings or revenue enhancements were attained during this quarter; (2)net interest income was reduced during this period by approximately $77,000, net of taxes, by the amortization of the premium recorded to write Enterprise Bank’s securities portfolio and the FHLB borrowings to market; and (3)non-interest expense was increased by the amortization of the core deposit intangible of $237,000, and by approximately $161,000 of one-time charges recorded as a result of the acquisition(both of these amounts are net of taxes). Finally, the Corporation closed four under-performing branches in its Mississippi market during the second quarter and recorded a one-time charge of $135,000, net of taxes. As a result of these factors, the Corporation’s results for the first half and the second quarter of 2004 were below 2003 levels.

For the first half of 2004, the Corporation’s net interest margin was 3.35%, compared to 3.45% for the same period of 2003. Low interest rates during the quarter continued to cause reduced yields on loans, as the loan portfolio, which is composed of 57% variable rate loans and 43% fixed rate loans, continued to reprice downward. The low rate environment also lowered the Corporation’s return on its investment portfolio, as faster than anticipated pay downs on the mortgage backed securities caused the premiums on these bonds to amortize faster than anticipated and resulted in reduced yields. Also, the yields on the securities that are rolling out of the portfolio in 2004 are approximately 6%, while the current reinvestment yields are in the range of 4% to 4.5%. Even though the Corporation’s overall cost of funds has continued to decline during the period, rates paid on interest-bearing funds could not be reduced as quickly as asset yields declined. Unfortunately, the low interest rate climate did not substantially stimulate loan demand in many of the Corporation’s Mississippi markets. Even though overall loan demand remained low, the Corporation did not compromise its underwriting standards and therefore, the overall credit quality of the loan portfolio remained strong at the end of the second quarter.

During the first half of 2004, the Corporation continued its efforts to build non-interest income. This source of income, exclusive of gains on securities, increased from $9.6 million for the first half of 2003 to $9.9 million for the first half of 2004, a 3.8% increase. The growth of non-interest revenue has been and continues to be a major strategic goal for the Corporation. During the first half of 2004, non-interest income accounted for 34.1% of revenues.

Another goal of management in 2004 is to continue to control the level of non-interest expenses. During the first half of 2004, total non-interest expenses increased by $2.9 million, or 17.3%. Approximately $2.6 million of the increase came from the non-interest expenses of Enterprise Bank and $216,000 from a one-time charge for the branch closings in Mississippi.

During the first half of 2003, the Corporation recognized $1.4 million in securities gains, compared to only $97,000 in 2004. This, along with all of the factors discussed in the preceding paragraphs, resulted in the Corporation reporting net income of $5.8 million, or $.70 per share, in the first half of 2004, compared to $7.1 million, or $.87 per share, in the first half of 2003.

The Corporation has several initiatives either in process or planned for 2004 to improve its net interest income. First, the acquisition of Enterprise Bank provides the Corporation another source of income and access to strong loan demand. Enterprise Bank serves the Memphis MSA, which is the 44th largest in the country and includes five counties and sixteen municipalities, with a 2002 population of 1.14 million. The Memphis MSA adjoins Desoto County, Mississippi, the fastest growing county in Mississippi. The Company believes this acquisition, along with the growth in its Tuscaloosa market, will help offset the slow loan growth in its Mississippi markets. Second, the Corporation is in the process of centralizing the underwriting of consumer credit. The Corporation’s consumer loan portfolio has declined for several years as competition has increased for these customers. Also, the low and zero rate loans offered by the auto industry have had a major impact on auto financing, traditionally an important source of consumer loans for the Corporation. Management believes that this change will make the Corporation more responsive to its customers’ needs and therefore, reduce or eliminate the runoff of these loans. Third, the Corporation has begun using a new pricing model to price total commercial customer relationships, rather than separately pricing each loan.

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

Currently, management expects, based on available information, that interest rates will trend up slightly during August or September, and the overall economy in its Mississippi markets will remain relatively flat to slightly up throughout the year. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. The Corporation’s 2004 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

Another risk is that interest rates continue at current low levels for an extended period of time. If this happens, as existing loans in the portfolio mature, they will be paying off at an older, higher interest rate. The new loans that will be replacing them will be made at much lower interest rates. Rates on deposits are at a level that will make it very difficult to offset this loss in yield with a reduced cost of deposits. This situation, if it occurs, will put additional pressure on the Corporation’s net interest margin and net income.

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

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgements, and therefore contain the most critical accounting estimates, are the areas of the provision for loan losses and the resulting allowance for loan losses. The Corporation’s provision for loan losses is utilized to replenish the reserve for loan losses on the balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. The methodology used to make this determination is performed on a quarterly basis by the senior credit officers and the loan review staff. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of National Bank of Commerce’s or Enterprise National Bank’s ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that impairments exist, specific portions of the reserve are allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Management makes its estimates of the credit risk in both the portfolios and the amount of provision needed to keep the reserve for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advanced warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that respective period and for subsequent periods.

In the normal course of business, the Corporation’s wholly-owned subsidiaries, National Bank of Commerce and Enterprise National Bank, make loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within applicable regulatory and lending limitations.

Under Section 402 of the Sarbanes-Oxley Act of 2002, loans to executive officers are generally prohibited. However, the rule does not apply to any loan made or maintained by an insured depository institution, if the loan is subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans to executive officers made by the Corporation’s bank subsidiaries are subject to the above referenced section of the Federal Reserve Act.

In December 2003, the Corporation formed NBC Capital Corporation (MS) Statutory Trust I, under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. The Corporation issued subordinated debentures of $30,928,000 to the trust, and the trust issued trust preferred securities and sold them in a private placement to an institutional investor. Also, as a part of the Enterprise acquisition, the Corporation became the parent organization for Enterprise (TN) Statutory Trust I, also organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities for Enterprise Bancshares, Inc. In accordance with FASB Interpretation No. 46 (revised December 2003) the trusts, which are considered a variable interest entities, are not consolidated into the financial statements of the Corporation. The only activity of these variable interest entities is the issuance of the trust preferred securities.

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. As a result of the adoption of the Statement, the Corporation did not amortize goodwill during the first half of 2004 or 2003. At June 30, 2004, the Corporation had approximately $36.1 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FAS No. 142.

RESULTS OF OPERATIONS

First two quarters of 2004 compared to the first two quarters of 2003

Earnings for the first half of 2004 were $5.75 million, or $.70 per share. This compares to $7.09 million, or $.87 per share, for the first half of 2003. On an annualized basis, these 2004 totals equate to a 1.0% return on average assets and a 10.4% return on average equity. For this same period in 2003, the annualized return on average assets was 1.3%, and the annualized return on average equity was 12.7%.

Net interest income for the first half of 2004 was $19.22 million, compared to $16.99 million for 2003. This represents an increase of 13.1%. Enterprise Bank was owned by the Corporation during the second quarter and contributed $2.71 million to the 2004 total. During this period, the net interest margin was 3.35%, compared to 3.45% for the same six month-period of 2003. This decline in margin was more than offset by a $160.6 million increase in average earning assets. Of this total increase, approximately $143.1 million came from the addition of Enterprise Bank on April 1, 2004. The primary reason for the decrease in margin was that the Corporation lost 38 basis points from the repricing of its earning assets from the first half of 2003 to the first half of 2004, while it was only able to decrease its cost of funds by 37 basis points. The increase in average assets is composed of the following: average loans increased from $566.6 million during the first half of 2003 to $701.1 million during the first half of 2004 (Enterprise Bank provided $108.1 million); average federal funds sold and other interest-bearing cash accounts increased from $26.1 million during the first half of 2003 to $35.1 million during the first half of 2004 (Enterprise Bank provided $1.7 million); the average balance in investment securities increased from

$400.1 million to $417.4 million (Enterprise Bank provided $33.4 million). From the first half of 2003 to the first half of 2004, the yield on loans declined from 6.17% to 5.63%, the yield on federal funds sold declined from 1.27% to 1.10% and the yield on the investment securities portfolio declined from 4.57% to 4.33%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The Corporation’s provision for loan losses is utilized to replenish the reserve for loan losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. Classified assets to capital were 19.8% at June 30, 2004, compared to 12.0% at June 30, 2003. Exclusive of Enterprise Bank, the percentage for 2004 would have been 15.2%. The reserve for loan losses as a percentage of total loans has increased from 1.05% of loans at the end of 2003 to 1.42% at June 30,2004 (National Bank of Commerce is 1.14% and Enterprise Bank is 2.18%). During the first half of 2004, net charge-offs totaled $778,000, compared to $1,477,000 for the same period of 2003. Overall, loan quality remains good. At June 30,2004, the ratio of non-performing loans to total loans remained low at .76%. This compares to .49% at December 31, 2003 and .47% at June 30, 2003. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at June 30, 2004 and at the end of 2003 were deemed adequate to cover exposure within the Corporation’s loan portfolio.

The provision for loan losses has decreased from $1,490,000 during the first half of 2003 to $1,480,000 in the same period of 2004. The level of the provision for the first half of 2004 for National Bank of Commerce was decreased by $90,000 due to the overall quality of the loan portfolio. The 2004 period includes a $130,000 provision made by Enterprise Bank. Also, the Corporation’s consumer finance company was closed during the third quarter of 2003. Approximately $50,000 of the 2003 provision related to consumer finance loans made by that subsidiary. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of National Bank of Commerce. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. The Corporation has been successful in its efforts, as other income has increased from $9.6 million for the first half of 2003 to $9.9 million for the first half of 2004. This represents a 3.8% increase. Non-interest income for the first half of 2004 includes the non-interest income generated by Enterprise bank during the period of April 1, 2004 to June 30, 2004. The amounts contributed by Enterprise Bank, included in the 2004 amounts, are shown separately in the following table:

	2003	2004	ENTERPRISE
Income from fiduciary activities	$904	$1,002	$0
Service charges on deposit accounts	3,683	4,135	198
Insurance commissions and fee income	2,256	2,243	0
Mortgage loan fee income	1,159	624	79
Other non-interest income	1,576	1,941	130

Total	$9,578	$9,945	$407

Exclusive of Enterprise Bank, non-interest income was down slightly from the first half of 2003 to the first half of 2004. Exclusive of the contribution from Enterprise Bank, the change in non-interest income resulted from a 6.9% increase in service charges on deposit accounts, a 10.8% increase in income from fiduciary activities and a 14.9% increase in other non-interest income. The increase in service charges on deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in income from fiduciary activities resulted primarily from higher fees related to the impact of the improvement in the equity markets on the value of assets under management. The large increase in other non-interest income resulted primarily from a $132,000, or an 88.6%, increase in retail investment income and a $42,000 increase in miscellaneous income. A large portion of the retail investment income came from several retirement rollover transactions from a large company in the Corporation’s core market area. The large increase in miscellaneous income resulted from rebates from two large vendors for expenses incurred during the prior year. The $13,000, or .6%, decrease in insurance commission and fee income resulted from lower profit sharing contributions from the agency’s primary insurance carriers. Exclusive of Enterprise Bank, mortgage fee income declined by $614,000, or 53.0%, from the first half of 2003 to the first half of 2004. This decline resulted from a continuation of the soft demand for mortgage loan refinancing that the Corporation experienced during the last half of 2003. Even with rates remaining at relatively low levels, the demand to refinance existing mortgage loans did not improve during the first half of 2004.

The Corporation recognized $1.4 million in securities gains during the first half of 2003, compared to a gain of $97,000 during the first half of 2004. In the first half of 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. This unusual interest rate environment did not exist during the first half of 2004; therefore, the Corporation did not have the opportunity to take material securities gains.

Non-interest expense represents ordinary overhead expenses. These expenses increased $2.9 million, or 17.3% during the first half of 2004, compared with the first half of 2003. Non-interest expenses for the first half of 2004 includes the non-interest expenses incurred by Enterprise Bank during the period of April 1, 2004 to June 30, 2004. The amounts incurred by Enterprise included in the 2004 totals are shown separately in the following table:

	2003	2004	ENTERPRISE BANK
Salaries and employee benefits	$9,993	$11,512	$1,433
Expenses of premises and equipment	2,347	2,660	314
Other non-interest expense	4,517	5,600	894

Total	$16,857	$19,772	$2,641

Exclusive of Enterprise Bank, non-interest expenses increased by $274,000, or 1.6%. Salaries and employee benefits were up .9%, due to higher pension costs, which were up 19.8% from the first half of 2003. Even though the improvement in the equity markets improved the returns earned on the plan assets during 2003, the impact of the low interest rates on the present value calculation caused the total expense of the plan, as computed by the actuary, to increase. Expenses associated with premises and fixed assets were relatively unchanged. Other non-interest expenses increased by $189,000, or 4.2%. This increase resulted from a one-time charge for closing four under-performing branches in the Mississippi market of $216,000. Several other expense categories had small changes, none of which were individually considered to be material. Also, during the second quarter, Enterprise Bank incurred a one-time $260,000 charge related to the acquisition.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate increased from 26.1% for the first half of 2003 to 28.1% for the first half of 2004. This increase in the effective tax rate for the six-month period resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The level of tax exempt income declined by $316,000, as the average balance of tax exempt securities declined by $4.8 million in the first half of 2004 compared to the first half of 2003. The Corporation is attempting to add good quality tax exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

Second quarter of 2004 compared to the second quarter of 2003

Earnings for the second quarter of 2004 were $2.66 million, or $.33 per share. This compares to $3.50 million, or $.43 per share, for the second quarter of 2003. On an annualized basis, these 2004 totals equate to a 0.8% return on average assets and a 9.7% return on average equity. For this same period in 2003, the annualized return on average assets was 1.3% and the annualized return on average equity was 12.6%.

Net interest income for the second quarter of 2004 was $10.77 million, compared to $8.31 million for 2003. This represents an increase of 29.7%. Enterprise Bank was owned by the Corporation during the second quarter and contributed $2.70 million to the 2004 total. During this period, the net interest margin was 3.38%, compared to 3.39% for the same period of 2003. This decline in margin was more than offset by a $298.8 million increase in average earning assets. Of this total increase, approximately $286.2 million came from the addition of Enterprise Bank. In comparing the second quarter of 2004 to the same quarter of 2003, the Corporation lost 22 basis points of yield on its earning assets; however, the loss on the earning assets was almost recovered by being able to decrease the cost of funds by 34 basis points. The increase in average assets is composed of the following: average loans increased from $565.3 million during the second quarter of 2003 to $810.2 million during the second quarter of 2004 (Enterprise Bank provided $216.1 million); average federal funds sold and other interest-bearing cash accounts decreased from $23.4 million during the second quarter of 2003 to $13.4 million during the second quarter of 2004 (Enterprise Bank provided $3.3 million); and the average balance in the investment securities increased from $392.8 million to $456.8 million (Enterprise Bank provided $66.8 million). From the second quarter of 2003 to the second quarter of 2004, the yield on loans declined from 6.11% to 5.61%, the yield on federal funds sold declined from 1.22% to 1.02% and the yield on the investment securities portfolio declined from 4.35% to 4.22%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses has increased from $740,000 during the second quarter of 2003 to $805,000 in the same quarter of 2004. The level of the provision for the second quarter of 2004 for National Bank of Commerce was decreased by $45,000 due to the overall quality of the loan portfolio. The 2004 period includes a $130,000 provision made by Enterprise Bank. Also, the Corporation’s consumer finance company was closed during the third quarter of 2003. Approximately $20,000 of the 2003 provision related to consumer finance loans made by that subsidiary. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of National Bank of Commerce. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. The Corporation has been successful in its efforts, as other income increased from $5.0 million for the second quarter of 2003 to $5.1 million for the second quarter of 2004. This represents a 2.8% increase. Non-interest income for the second quarter of 2004 includes the non-interest income generated by Enterprise Bank during the period. The amounts contributed by Enterprise Bank included in the 2004 amounts are shown in the following table:

	2003	2004	ENTERPRISE BANK
Income from fiduciary activities	$492	$515	$0
Service charges on deposit accounts	1,890	2,195	198
Insurance commissions and fee income	1,038	1,066	0
Mortgage loan fee income	719	358	79
Other non-interest income	816	962	130

Total	$4,955	$5,096	$407

Exclusive of Enterprise Bank, non-interest income was down from the second quarter of 2003 to the second quarter of 2004. Exclusive of the contribution from Enterprise Bank, the change in non-interest income resulted from a 5.7% increase in service charges on deposit accounts, a

4.7% increase in income from fiduciary activities, a 2.7% increase in insurance commissions and fee income and a 2.0% increase in other non-interest income. The increase in service charges on deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in income from fiduciary activities resulted primarily from higher fees related to the impact of the improvement in the equity markets on the value of assets under management. The increase in insurance commissions and fee income result from a slight improvement in sales volume. The increase in other non-interest income resulted from changes in several accounts included in the category, none of which changed by a material amount. Mortgage fee income declined by $440,000, or 61.2%, from the second quarter of 2003 to the second quarter 2004. This decline resulted from a continuation of the soft demand for mortgage loan refinancing. Even with rates remaining at relatively low levels, the demand to refinance existing mortgage loans did not improve. Even though all other categories on non-interest income showed improvement in 2004, they did not offset this decline in mortgage loan fee income.

The Corporation recognized $667,000 in securities gains during the second quarter of 2003, compared to a gain of $89,000 during the second quarter of 2004. During the second quarter of 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. This unusual interest rate environment did not exist during the second quarter of 2004; therefore, the Corporation did not have the opportunity to take material securities gains.

Non-interest expense represents ordinary overhead expenses. These expenses increased $2.9 million, or 34.9% during the second quarter of 2004, compared with the second quarter of 2003. Non-interest expenses for the second quarter of 2004 includes the non-interest expenses incurred by Enterprise during the period. The amounts incurred by Enterprise Bank included in the 2004 totals are shown separately in the following table:

	2003	2004	ENTERPRISE BANK

Salaries and employee benefits	$5,011	$6,480	$1,433
Expenses of premises and equipment	1,154	1,478	314
Other non-interest expense	2,277	3,430	894

Total	$8,442	$11,388	$2,641

Exclusive of Enterprise Bank, non-interest expenses increased by $305,000, or 3.6%. Salaries and employee benefits were up $36,000, or .7% as the Corporation continued its efforts to control employee cost. Expenses associated with premises and fixed assets remained relatively unchanged. Other non-interest expenses increased by $259,000, or 11.4%. This increase resulted primarily from a one-time charge associated with closing four under-performing branches in the Mississippi market of $216,000 and a $40,000 increase in the cost of insurance coverage.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate increased from 26.1% for the second quarter of 2003 to 29.3% for the second quarter of 2004. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The level of tax exempt income declined by $18,000. Also, the addition of Enterprise Bank, which has a much higher effective tax rate than the Corporation, caused an increase in the consolidated effective rate for the quarter. The Corporation is attempting to add good quality tax exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

FINANCIAL CONDITION

The Corporation’s balance sheet showed an increase in total assets from $1.09 billion to $1.40 billion during the first half of 2004, as the Enterprise acquisition was closed following the close of business on March 31, 2004. As of June 30, 2004, Enterprise Bank contributed approximately $338.3 million in total assets to the $1.4 billion total. During this period, loans increased by $215.9 million (Enterprise Bank accounted for $215.3 million of the increase). Investment securities increased by $66.5 million (Enterprise Bank accounted for $65.1 million of the increase). Goodwill and other intangible assets increased from $2.9 million to $41.2 million as a result of the acquisition. Deposits increased by $248.9 million (Enterprise Bank accounted for $238.9 million of the increase). Federal funds purchased and securities sold under agreements to repurchase increased by $11.8 million (Enterprise Bank accounted for $10.0 million of the increase). Cash decreased by $10.9 million, even with an additional $11.5 million coming from Enterprise Bank. Approximately $30 million of cash from the December 31, 2003 total was used in the acquisition of Enterprise. Other borrowed funds increased by $35.6 million (Enterprise Bank accounted for $27.8 million of the increase). The subordinated debentures increased by $6.0 million due the $6.0 million brought over from Enterprise Bank.

Shareholders’ equity decreased from $111.1 million to $106.4 million during the first half of 2004. The Corporation had $5.8 million in net income during this period. From a negative perspective, there was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the accumulated other comprehensive income component of shareholders’ equity changing from an unrealized loss of $1,496,000 at December 31, 2003 to an unrealized loss of $8,026,000 at June 30, 2004. Also, during the first half of 2004, the Corporation declared dividends of approximately $3,918,000. Additionally, the Corporation repurchased 13,800 shares of its common stock in the open market under the announced stock repurchase plan for approximately $346,000, or an average purchase price per share of $25.06.

The Corporation’s bank subsidiaries are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. At June 30, 2004, the banks’ Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. To help fund the acquisition of Enterprise Bank, the Corporation’s subsidiary bank, National Bank of Commerce, borrowed funds from the Federal Home Loan Bank and, with approval from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to help fund the purchase Enterprise common stock. As a result, the subsidiary bank is limited to $10 million from its current year’s net profits to pay additional dividends to the Corporation during 2004, without obtaining further approval from the Comptroller of the Currency. At June 30, 2004, without approval, National Bank of Commerce’s dividend paying ability was limited to approximately $6.1 million. Under the same rules, Enterprise Bank has the ability to pay dividends to the Corporation of approximately $800,000.

Also, under regulations controlling national banks, the banks are limited in the amount they can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At June 30, 2004, there were no formal borrowings between the Corporation (or its non-banking subsidiaries) and the Corporation’s subsidiary banks; however, there was an inter-company account that was created as part of recording the acquisition of Enterprise Bank of approximately $1.0 million. The Corporation has subsequently paid this account.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2004, the amount of unfunded commitments outstanding was $203,278,000.

Also, the Corporation provides Standby Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a letter of credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of June 30, 2004, the amount of outstanding Letters of Credit was $4,302,000.

The issuance of a Standby Letter of Credit or a loan commitment are subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, the Corporation does not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, the Corporation is able to fund them out of normal cash flow. If they were all funded at the same time, the Corporation’s ability to fund these commitments through its short-term borrowing lines, the brokered certificate of deposit market and additional borrowings from the Federal Home Loan Bank.

From a profit standpoint, it would be in the best interest of the Corporation for all of these outstanding commitments to be funded.

MARKET RISK

The Corporation maintained a consistent and disciplined asset/liability management policy during the first half of 2004. This policy focuses on interest rate risk and sensitivity. During the first half of 2004, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Corporation utilizes Asset/Liability Management Committees in both of its subsidiary banks to evaluate and analyze the Corporation’s pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The committees use simulation modeling as a guide for their decision making. Modeling techniques are also utilized to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At June 30, 2004, the Corporation’s balance sheet reflected approximately $77.8 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 5.6% of total assets and would indicate that the Corporation is slightly asset sensitive. It is management’s opinion that over the next twelve months interest rates will move up; therefore, the Corporation is correctly positioned to take advantage of this rising rate environment. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. As of June 30,2004, the Corporation is well within its Asset/Liability Management Policy. Management does not believe that it is in the Corporation’s best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	Quarter ended 6/30/04	Six Months ended 6/30/04	Year ended 12/31/03
EARNING ASSETS:
Net loans	$810,170	$701,094	$571,339
Federal funds sold and other interest-bearing assets	13,394	35,100	22,439
Securities
Taxable	334,139	307,931	280,653
Nontaxable	122,648	109,542	109,721

Totals	1,280,351	1,153,667	984,152

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	922,712	824,895	705,404
Borrowed funds, federal funds purchased and other	215,906	185,778	134,375

Totals	1,138,618	1,010,673	839,779

Net amounts	$141,733	$142,994	$144,373

	($ In Thousands)
	Interest Income
	Quarter Ended 6/30/04	Six months ended 6/30/04	Year ended 12/31/03
EARNING ASSETS:
Net loans	$11,302	$19,623	$34,073
Federal funds sold and other interest-baring assets	34	192	262
Securities:
Taxable	3,459	6,498	11,874
Nontaxable	1,334	2,485	5,368

Totals	$16,129	$28,798	$51,577

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$3,565	$6,403	$12,838
Borrowed funds, federal funds purchased and other	1,792	3,180	5,043

Totals	5,357	9,583	17,881

Net interest income	$10,772	$19,215	$33,696

	Yields Earned And Rates Paid (%)
	Quarter Ended 06/30/04	Six months Ended 06/30/04	Year Ended 12/31/03
EARNING ASSETS:
Net loans	5.61%	5.63%	5.96%
Federal funds sold and other interest-bearing assets	1.02%	1.10%	1.17%
Securities:
Taxable	4.16%	4.24%	4.23%
Nontaxable	4.37%	4.56%	4.89%

Totals	5.07%	5.02%	5.24%

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.55%	1.56%	1.82%
Borrowed funds, federal funds purchased and other	3.34%	3.44%	3.75%

Totals	1.89%	1.91%	2.13%

Net yield on earning assets	3.38%	3.35%	3.42%

Note: Yields on tax equivalent basis would be:

Nontaxable securities	6.73%	7.02%	7.53%

Total earning assets	5.29%	5.25%	5.53%

Net yield on earning assets	3.61%	3.58%	3.72%

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

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated as of June 30, 2004. It is the conclusion of the Corporation’s Chief Executive Officer and the Chief Financial Officer that, as of June 30, 2004, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Management believes that there were no significant deficiencies or material weaknesses in the Corporation’s internal controls that required any corrective action.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2004 Annual Meeting of Shareholders was held on May 18, 2004.

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Financial Officer

(b)	Form 8-K

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

A Form 8-K/A was filed with the commission on June 14, 2004 that included the financial information required under Item 7 of Form 8-K for the acquisition of Enterprise Bancshares, Inc., by NBC Capital Corporation, effective following the close of business on March 31, 2004.

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2003, filed with the Commission on March 11,2004, or in Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 6, 2004.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three-month and the six-month periods ended June 30, 2004, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBC CAPITAL CORPORATION
Registrant

Date: August 6, 2004

/S/ Richard T. Haston
Richard T. Haston
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX:

Page 32	11	Statement re computation of per-share earnings

Page 33	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

Page 35	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

Page 37	32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Executive Officer

Page 38	32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Financial Officer