Form 10-Q
period 2004-09-30
NBC CAPITAL CORP
filed 2004-11-08
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

Common Stock, $1 Par Value - 8,158,011 shares as of September 30, 2004.

PART I - FINANCIAL INFORMATION

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(Amounts in thousands, except per share data)	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	$31,179	$25,663
Interest and Dividends on Investment Securities	13,821	13,046
Other Interest Income	264	227

Total Interest Income	45,264	38,936
INTEREST EXPENSE:
Interest on Deposits	10,227	9,984
Interest on Borrowed Funds	5,054	3,875

Total Interest Expense	15,281	13,859

Net Interest Income	29,983	25,077
Provision for Loan Losses	2,285	2,170

Net Interest Income after Provision for
Loan Losses	27,698	22,907

NON-INTEREST INCOME:
Income from Fiduciary Activities	1,499	1,371
Service Charges on Deposit Accounts	6,454	5,697
Insurance Commission and Fee Income	3,445	3,438
Mortgage Loan Fee Income	927	1,838
Other Non-Interest Income	2,819	2,407

Total Non-Interest Income	15,144	14,751
Gains on Securities	130	1,362
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	17,479	14,969
Expense of Premises and Fixed Assets	4,244	3,539
Other Non-Interest Expense	8,987	6,761

Total Non-Interest Expense	30,710	25,269

Income Before Income Taxes	12,262	13,751
Income Taxes	3,347	3,550

NET INCOME	$8,915	$10,201

Net Earnings Per Share:
Basic	$1.09	$1.25

Diluted	$1.09	$1.25

Dividends per Common Share	$0.72	$0.68

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(Amounts in thousands, except per share data)	2004	2003
INTEREST INCOME:
Interest and Fees on Loans	$11,556	$8,325
Interest and Dividends on Investment Securities	4,838	3,969
Other Interest Income	72	62

Total Interest Income	16,466	12,356
INTEREST EXPENSE:
Interest on Deposits	3,824	3,018
Interest on Borrowed Funds	1,874	1,252

Total Interest Expense	5,698	4,270

Net Interest Income	10,768	8,086
Provision for Loan Losses	805	680

Net Interest Income after Provision for
Loan Losses	9,963	7,406

NON-INTEREST INCOME:
Income from Fiduciary Activities	497	467
Service Charges on Deposit Accounts	2,319	2,014
Insurance Commission and Fee Income	1,202	1,182
Mortgage Loan Fee Income	303	679
Other Non-Interest Income	878	831

Total Non-Interest Income	5,199	5,173
Gains on Securities	33	(6)
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	5,967	4,976
Expense of Premises and Fixed Assets	1,584	1,192
Other Non-Interest Expense	3,387	2,244

Total Non-Interest Expense	10,938	8,412

Income before Income Taxes	4,257	4,161
Income Taxes	1,096	1,046

NET INCOME	$3,161	$3,115

Net Earnings Per Share
Basic	$0.39	$0.38

Diluted	$0.39	$0.38

Dividends per Common Share	$0.24	$0.24

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2004	Dec. 31, 2003
(Amounts in Thousands)	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents:
Non-interest Bearing Balances	$33,267	$22,765
Interest-Bearing Balances	376	35,444
Federal Funds Sold and Securities Purchased Under Agreements to Resell	901	20,046

Total Cash and Cash Equivalents	34,544	78,255
Held-To-Maturity Securities (Market value of $28,150 at September 30, 2004 and $41,182 at December 31, 2003)	25,692	38,408
Available-For-Sale Securities	447,961	340,527

Total Securities	473,653	378,935
Loans	810,712	589,114
Less: Reserve for Loan Losses	(11,080)	(6,181)

Net Loans	799,632	582,933
Bank Premises and Equipment (Net)	19,443	14,768
Interest Receivable	7,295	6,312
Goodwill and Other Intangible Assets	41,004	2,853
Other Assets	38,733	29,168

TOTAL ASSETS	$1,414,304	$1,093,224

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Non-Interest Bearing Deposits	$132,665	$109,479
Interest-Bearing Deposits	936,220	706,360

Total Deposits	1,068,885	815,839
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	44,281	17,970
Subordinated Debentures	37,114	30,928
Other Borrowed Funds	136,366	109,207
Interest Payable	1,617	1,256
Other Liabilities	12,781	6,922

TOTAL LIABILITIES	1,301,044	982,122

Shareholders' Equity:
Common Stock $1 Par Value, Authorized 50,000,000 shares, Issued 9,615,806 shares	9,616	9,616
Surplus and Undivided Profits	134,096	130,703
Accumulated Other Comprehensive Income (Loss)	(2,385)	(1,496)
Treasury Stock, at Cost	(28,067)	(27,721)

TOTAL SHAREHOLDERS' EQUITY	113,260	111,102

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,414,304	$1,093,224

Note:	Certain 2003 amounts have been reclassified to conform to 2004 classifications.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(Amounts in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,915	$10,201
Adjustments to Reconcile Net Income to Net Cash
Depreciation and Amortization	2,463	1,460
Deferred Income Taxes (Credits)	(83)	5,908
Provision for Loan Losses	2,285	2,170
Loss (Gain) on Sale of Securities	(130)	(1,362)
(Increase) Decrease in Interest Receivable	(983)	1,610
(Increase) Decrease in Other Assets	(4,438)	(1,282)
Increase (Decrease) in Interest Payable	361	(372)
Increase (Decrease) in Other Liabilities	4,680	(275)

Net Cash Provided by Operating Activities	13,070	18,058

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid in Excess of Cash Equivalents for Acquisition	(43,291)	0
Proceeds from Maturities of Securities	87,978	133,529
Proceeds from Sale of Securities	35,266	109,545
Purchase of Securities	(159,726)	(237,446)
(Increase) Decrease in Loans	(9,086)	(10,520)
(Additions) Disposal of Bank Premises and Equipment	(2,761)	(1,263)

Net Cash Provided by (Used in) Investing Activities	(91,620)	(6,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	23,731	(31,022)
Dividend Paid on Common Stock	(5,879)	(5,560)
Increase (Decrease) in Borrowed Funds	17,333	(4,591)
Purchase of Treasury Stock	(346)	(430)
Other Financing Activities	0	37

Net Cash Provided by (Used in) Financing Activities	34,839	(41,566)

Net Increase (Decrease) in Cash and Cash Equivalents	(43,711)	(29,663)

Cash and Cash Equivalents at Beginning of Year	78,255	56,918

Cash and Cash Equivalents at End of Period	$34,544	$27,255

Interest	$13,498	$14,231

Income Taxes	$2,837	$3,823

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (“Corporation”) and its subsidiaries, National Bank of Commerce, First National Finance Company and Enterprise National Bank. The acquisition of Enterprise National Bank (“Enterprise”) was effective following the close of business on March 31, 2004; therefore, only the operations of Enterprise from April 1, 2004 through September 30, 2004 are included in the Consolidated Statements of Income for the nine months ended September 30, 2004. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statements presented in this report have been made. Such adjustments were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

Note 1. Accounting Pronouncements

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. With the consummation of the Enterprise acquisition following the close of business on March 31, 2004, approximately $33.5 million was added to goodwill. At September 30, 2004, the Corporation had approximately $36.3 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

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

Had compensation for the stock options been determined based on FASB Statement No. 123, “Accounting for Stock Based Compensation,” net income and per share amounts would have been as follows:

(Amounts in thousands except for per share data)

	Quarter Ended Sept. 30,
	2004	2003
Net income, as reported	$3,161	$3,115
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(81)	(28)

Pro forma net income	$3,080	$3,087

Basic net earnings per share:
As reported	$.39	$.38
Pro forma	.38	.38

Diluted net earnings per share:
As reported	$.39	$.38
Pro forma	.38	.38

	Nine Months Ended Sept. 30,
	2004	2003
Net income, as reported	$8,915	$10,201
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(188)	(152)

Pro forma net income	$8,727	$10,049

Basic net earnings per share:
As reported	$1.09	$1.25
Pro forma	1.07	1.23

Diluted net earnings per share:
As reported	$1.09	$1.25
Pro forma	1.07	1.23

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

With the acquisition of Enterprise, the Corporation assumed the liability for an additional $6.2 million in subordinated debentures issued to support the issue of TPSs. As a result, the Corporation became the sole shareholder of Enterprise (TN) Statutory Trust I, a Connecticut business trust. The original issue date on these TPSs and subordinated debentures was December 19, 2002 and the maturity date will be December 19, 2032. These securities can also be redeemed in whole or in part at any interest payment date after December 19, 2007. The interest rate on these debentures and TPSs is three-month LIBOR (London Interbank Offer Rate) plus 325 basis points, and adjusts quarterly. Interest is payable on a quarterly basis.

In December 2003, the FASB reissued FIN 46, with certain modifications and clarifications, the provision of which must be applied to certain variable interest entities. The Trusts discussed in the preceding paragraphs were established solely for the purpose of issuing the TPSs. In accordance with FIN 46, the Trusts are not included in the Corporation’s consolidated financial statements.

Note 4. Comprehensive Income

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

	Quarter Ended Sept. 30,
	2004	2003
	(In thousands)
Net Income	$3,161	$3,115

Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for (gain) loss included in net income	(20)	4
Unrealized gains (losses) on securities	5,661	(4,066)

	5,641	(4,062)

Comprehensive Income (Loss)	$8,802	$(947)

Accumulated Comprehensive Income (Loss)	$(2,385)	$(1,544)

	Nine Months Ended Sept. 30,
	2004	2003
	(In thousands)
Net Income	$8,915	$10,201

Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for (gain) loss included in net income	(80)	(851)
Unrealized gains (losses) on securities	(809)	(4,815)

	(889)	(5,666)

Comprehensive Income (Loss)	$8,026	$4,535

Accumulated Comprehensive Income (Loss)	$(2,385)	$(1,544)

Note 5. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s Defined Benefit Pension Plan for the periods indicated:

	Quarter Ended September 30,
(In thousands)	2004	2003
Service cost	$144	$138
Interest cost	181	171
Expected return on assets	(188)	(184)
Net(gain)/loss recognition	87	68
Prior service cost amortization	(31)	(31)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost/(income)	$193	$162

(In thousands)	Nine Months Ended September 30,
	2004	2003
Service cost	$430	$414
Interest cost	542	514
Expected return on assets	(565)	(552)
Net(gain)/loss recognition	263	204
Prior service cost amortization	(94)	(94)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost/(income)	$576	$486

The expected rate of return for 2004 was 7.5% and 8.5% for 2003.

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

Note 6. Acquisition of Enterprise Bancshares, Inc.

Following the close of business on March 31, 2004, NBC Capital Corporation acquired Enterprise Bancshares, Inc., the parent company of Enterprise, in a business combination accounted for under the purchase method. Enterprise is a national bank that operates three banking offices in Memphis, Tennessee. The acquisition allows the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was an all cash transaction valued at $52.9 million. Each shareholder of Enterprise Bancshares, Inc. stock received $48 per share. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise Bancshares, Inc. for the difference between the grant price of the options and $48 per share subject to the option. This amounted to an additional $5.2 million. Three of the options holders converted their options into options to purchase approximately 39,000 shares of NBC Capital Corporation common stock, with an intrinsic value of $354,000. The acquisition price also includes one-time cost totaling $2.1 million. This amount consists of investment banking fees, legal fees, severance arrangements and other professional costs.

The assets and liabilities of Enterprise were recorded on the balance sheet at their respective fair market values as of the closing date. The allocation of the purchase price reflected in the consolidated financial statements is subject to change based on final appraisals and management review. The results of Enterprise’s operations are included in the Corporation’s Consolidated Statements of Income from the date of the acquisition.

The following table summarizes the allocation of purchase price to assets and liabilities acquired on April 1, 2004:

(In Thousands)
Cash and cash equivalents	$9,613
Securities	59,453
Loans	214,708
Less: allowance for loan loss	(4,547)

Loan, net	210,161
Fixed assets	3,423
Goodwill	33,457
Core deposit intangible	5,461
Other assets	8,240

$329,808

Deposits	$229,314
Borrowed funds	36,510
Other liabilities	8,589
Equity	55,395

$329,808

The Corporation’s pro forma summarized results of operations for the three and nine months ended September 30, 2004 and 2003, assuming Enterprise had been acquired as of January 1, 2004 and 2003, are as follows:

	Quarter Ended September 30,
(In Thousands)	2004	2003
Interest income	$16,466	$15,733
Interest expense	5,698	5,610

Net interest income	10,768	10,123
Provision for loan losses	805	939
Non-interest income	5,232	6,122
Non-interest expense	10,938	11,405

Income before income taxes	4,257	3,901
Provision for income taxes	1,096	957

Net income	$3,161	$2,944

Earnings per share-basic	$0.39	$0.36

Earnings per share-diluted	$0.39	$0.36

	Nine Months Ended September 30,
(In Thousands)	2004	2003
Interest income	$48,948	$48,972
Interest expense	16,546	18,345

Net interest income	32,402	30,627
Provision for loan losses	3,575	2,567
Non-interest income	15,665	18,688
Non-interest expense	33,797	33,668

Income before income taxes	10,695	13,080
Provision for income taxes	2,715	3,189

Net income before extraordinary item	7,980	9,891
Loss from discontinued operations	232	0
Income tax benefit from discontinued operations	(89)	0

Net income	$7,837	$9,891

Earnings per share-basic	$0.96	$1.21

Earnings per share-diluted	$0.96	$1.21

The unaudited pro forma combined condensed consolidated statements of operations give effect to the acquisition as if it had occurred on January 1, 2003 and January 1, 2004, respectively. The results presented are not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of each of the periods indicated, nor are they necessarily indicative of the results of operations anticipated in future periods.

It is anticipated that the Corporation will achieve various cost savings, revenue enhancements and other operating synergies in future periods. For the purposes of preparing the pro forma statements of operations, the Corporation has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies. There have been, however, pro forma adjustments to interest expense to reflect the borrowings incurred to fund the purchase of Enterprise as well as pro-rata amortization related to the purchase accounting adjustments to adjust investment securities, fixed assets and borrowings to fair market value following the close of business on March 31, 2004. There is also a pro rata adjustment reflected to show a proportionate share of amortization on the core deposit intangible. The core deposit intangible has been estimated at $5.5 million and is being amortized over a ten-year life on a sum-of-the-years digits basis. These results also include certain costs incurred by Enterprise totaling $1.3 million, net of taxes, in the three months ended March 31, 2004, which related to the Corporation’s acquisition of Enterprise. These charges reduced diluted earnings per share by $0.16 for the three and nine month periods ended September 30, 2004, respectively, as shown in the pro forma combined condensed consolidated statements of operations.

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition for the quarter and nine months ended September 30, 2004. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

INTRODUCTION AND MANAGEMENT OVERVIEW

During the quarter ended March 31, 2004, NBC Capital Corporation (the “Corporation” or “NBC”) was a one-bank financial holding company operating in eastern Mississippi and Tuscaloosa, Alabama. Effective following the close of business on March 31, 2004, NBC merged with Enterprise Bancshares, Inc. the parent company of Enterprise, in Memphis, Tennessee. The Corporation operates Enterprise as a separate bank subsidiary. See Note 6 of the Notes to the Consolidated Financial Statements for details relating to this acquisition. NBC provides full financial services, including banking, trust services, mortgage services, insurance and investment products to its market area. NBC’s stock is listed on the American Stock Exchange under the ticker symbol of NBY.

During the first three quarters of 2004, there were two major external factors that significantly impacted the operating results of the Corporation. First, even though the Federal Reserve raised short-term interest rates during the third quarter, rates remained at very low levels, and second, the overall economy in the Mississippi market remained soft, resulting in low loan demand. Other events having had a material impact on the financial results for the first three quarters of 2004 were the Corporation’s acquisition of Enterprise and the closing of four under-performing branches in the Corporation’s Mississippi market. To fund the acquisition of Enterprise, the Corporation used a combination of $30 million of Trust Preferred Securities and $24 million that was borrowed from the Federal Home Loan Bank (“FHLB”) by National Bank of Commerce and, with approval from the Comptroller of the Currency, was then paid to the Corporation as a special dividend. The Trust Preferred Securities were issued on December 30, 2003, and the borrowing from the FHLB was completed in late March of 2004. As a result, during the first three quarters of 2004, the Corporation incurred interest expense of approximately $1.4 million (approximately $890,000, or $.11 per share, net of taxes). The Enterprise acquisition was completed following the close of business on March 31, 2004. As a result, Enterprise’s operations for the two quarters ended September 30, 2004 are included in the Corporation’s operations for the nine months ended September 30, 2004. During this six-month period, Enterprise contributed approximately $540,000 to the consolidated net income of the Corporation. There were several factors that impacted the level of this contribution. These factors were as follows: (1) the quarter ended June 30, 2004 was a period of transition and very few cost savings or revenue enhancements were attained during that quarter; however, during the quarter ended September 30, 2004, approximately $311,000 of savings, net of taxes, was attained in the area of salary and employee benefits due to the consolidation of operations; (2) net interest income was reduced during this period by approximately $110,000, net of taxes, by the amortization of the premium recorded to write Enterprise’s securities portfolio and the FHLB borrowings to market; and (3) non- interest expense was increased by the amortization of the core deposit intangible of $475,000, and by approximately $161,000 of one-time charges recorded as a result of the acquisition(both of these amounts are net of taxes). Finally, the Corporation closed four under-performing branches in its Mississippi market during the second quarter and recorded a one-time charge of $135,000, net of taxes. As a result of these factors, the Corporation’s results for the first three quarters of 2004 were below 2003 levels.

For the first three quarters of 2004, the Corporation’s net interest margin was 3.34%, compared to 3.39% for the same period of 2003. Low interest rates during 2004 continued to cause reduced yields on loans, as the loan portfolio, which is composed of 58% variable rate loans and 42% fixed rate loans, continued to reprice downward. The low rate environment also lowered the Corporation’s return on its investment portfolio, as faster than anticipated pay downs on the mortgage backed securities caused the premiums on these bonds to amortize faster than anticipated and resulted in reduced yields. Also, the yields on the securities that are rolling out of the portfolio in 2004 are approximately 5.5%, while the current reinvestment yields are in the range of 4.25% to 4.50%. Even though the Corporation’s overall cost of funds has continued to decline during the period, rates paid on interest-bearing funds could not be reduced to a level that would offset the decline in asset yields. Unfortunately, the low interest rate climate did not substantially stimulate loan demand in many of the Corporation’s Mississippi markets during the first nine months of 2004. During the third quarter, there has been some improvement in the demand from the commercial real estate and real estate construction sectors. Even though overall loan demand remained low during most of 2004, the Corporation did not compromise its underwriting standards. During the third quarter, we did see some weakness develop in one of our primary Mississippi markets; however, these credits had been previously identified and had adequate reserves established at September 30, 2004. We believe that even considering these loans, the overall credit quality of the loan portfolio was good at the end of the third quarter.

During the first three quarters of 2004, the Corporation continued its efforts to build non-interest income. This source of income, exclusive of gains on securities, increased from $14.8 million for the first three quarters of 2003 to $15.1 million for the first three quarters of 2004, a 2.7% increase. The growth of non-interest revenue has been and continues to be a major strategic goal for the Corporation. During the first three quarters of 2004, non-interest income accounted for 33.6% of revenues.

Another goal of management in 2004 is to continue to control the level of non-interest expenses. During the first three quarters of 2004, total non-interest expenses increased by $5.4 million, or 21.5%. Approximately $4.9 million of the increase came from the non-interest expenses of Enterprise and $216,000 from a one-time charge for the branch closings in Mississippi.

During the first three quarters of 2003, the Corporation recognized $1.4 million in securities gains, compared to only $130,000 in 2004. This, along with all of the factors discussed in the preceding paragraphs, resulted in the Corporation reporting net income of $8.9 million, or $1.09 per share, for the first three quarters of 2004, compared to $10.2 million, or $1.25 per share, for the first three quarters of 2003.

The Corporation has several initiatives either in process or planned for 2004 to improve its net interest income. First, the acquisition of Enterprise provides the Corporation another source of income and access to strong loan demand. Enterprise serves the Memphis MSA, which is the 44th largest in the country and includes five counties and sixteen municipalities, with a 2002 population of 1.14 million. The Memphis MSA adjoins Desoto County, Mississippi, the fastest growing county in Mississippi. The Company believes this acquisition, along with the growth in its Tuscaloosa market, will help offset the slow loan growth in its Mississippi markets. Second, the Corporation is in the process of centralizing the underwriting of consumer credit. The Corporation’s consumer loan portfolio has declined for several years as competition has increased for these customers. Also, the low and zero rate loans offered by the auto industry have had a major impact on auto financing, traditionally an important source of consumer loans for the Corporation. Management believes that this change will make the Corporation more responsive to its customers’ needs and therefore, reduce or eliminate the runoff of these loans. Third, the Corporation has begun using a new pricing model to price total commercial customer relationships, rather than separately pricing each loan.

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

Currently, management expects, based on available information, that interest rates will trend up slightly during fourth quarter, and the overall economy in its Mississippi markets will remain relatively flat to slightly up throughout the year. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. The Corporation’s 2004 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

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

In management’s opinion, the areas of the financial statements that require the most difficult, subjective and complex judgements, and therefore contain the most critical accounting estimates, are the areas of the provision for loan losses and the resulting allowance for loan losses. The Corporation’s provision for loan losses is utilized to replenish the reserve for loan losses on the balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. The senior credit officers and the loan review staff perform the procedures used to make this determination on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of National Bank of Commerce or Enterprise National Bank’s ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that impairments exist, specific portions of the reserve are allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Management makes its estimates of the credit risk in both the portfolios and the amount of provision needed to keep the reserve for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that respective period and for subsequent periods.

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

In December 2003, the Corporation formed NBC Capital Corporation (MS) Statutory Trust I, under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. The Corporation issued subordinated debentures of $30,928,000 to the trust, and the trust issued trust preferred securities and sold them in a private placement to an institutional investor. Also, as a part of the Enterprise acquisition, the Corporation became the parent organization for Enterprise (TN) Statutory Trust I, also organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities for Enterprise Bancshares, Inc. In accordance with FASB Interpretation No. 46 (revised December 2003) the trusts, which are considered variable interest entities, are not consolidated into the financial statements of the Corporation. The only activity of these variable interest entities is the issuance of the trust preferred securities.

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. As a result of the adoption of the Statement, the Corporation did not amortize goodwill during the first three quarters of 2004 or 2003. At September 30, 2004, the Corporation had approximately $36.3 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FAS No.142.

RESULTS OF OPERATIONS

First three quarters of 2004 compared to the first three quarters of 2003

Earnings for the first three quarters of 2004 were $8.92 million, or $1.09 per share. This compares to $10.20 million, or $1.25 per share, for the first three quarters of 2003. On an annualized basis, the 2004 totals equate to a 0.9% return on average assets and a 10.7% return on average equity. For this same period in 2003, the annualized return on average assets was 1.3%, and the annualized return on average equity was 12.3%.

Net interest income for the first three quarters of 2004 was $29.98 million, compared to $25.08 million for 2003. This represents an increase of 19.6%. Enterprise was owned by the Corporation during the second and third quarters and contributed $5.40 million to the 2004 total. During this period, the net interest margin was 3.34%, compared to 3.39% for the same nine-month period of 2003. This decline in margin was more than offset by a $208.7 million increase in average earning assets. Of this total increase, approximately $192.1 million came from the addition of Enterprise on April 1, 2004. The primary reason for the decrease in margin was that even though the Corporation was able to reduce its cost of funds by 25 basis points during this period, it was not enough to offset the lost of 21 basis points from the repricing of its earning assets from the first three quarters of 2003 to the first three quarters of 2004. Also, the mix of and the changes in average balances used in the computations contributed to the decline in margin. The increase in average assets is composed of the following: average loans increased from $566.5 million during the first three quarters of 2003 to $737.0 million during the first three quarters of 2004 (Enterprise Bank provided $144.0 million); average federal funds sold and other interest-bearing cash accounts increased from $25.4 million during the first three quarters of 2003 to $30.4 million during the first three quarters of 2004 (Enterprise Bank provided $2.4 million); the average balance in investment securities increased from $397.0 million to $430.0 million (Enterprise Bank provided $45.7 million). From the first three quarters of 2003 to the first three quarters of 2004, the yield on loans declined from 6.06% to 5.65%, the yield on federal funds sold declined from 1.20% to 1.16% and the yield on the investment securities portfolio declined from 4.39% to 4.29%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The Corporation’s provision for loan losses is utilized to replenish the reserve for loan losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. Classified assets to capital were 19.4% at September 30, 2004, compared to 12.5% at September 30, 2003. Exclusive of Enterprise Bank, the percentage for 2004 would have been 15.1%. The reserve for loan losses as a percentage of total loans has increased from 1.05% of loans at the end of 2003 to 1.37% at September 30,2004 (National Bank of Commerce is 1.06% and Enterprise Bank is 2.22%). During the first three quarters of 2004, net charge-offs totaled $1,933,000, compared to $1,961,000 for the same period of 2003. Overall, loan quality remains good. At September 30,2004, the ratio of non-performing loans to total loans remained low at .84%. This compares to .49% at December 31, 2003 and .49% at September 30, 2003. Management is committed to not relaxing its underwriting standards. Based on these evaluations, the reserve amounts maintained at September 30, 2004 and at the end of 2003 were deemed adequate to cover exposure within the Corporation’s loan portfolio.

The provision for loan losses has increased from $2,170,000 during the first three quarters of 2003 to $2,285,000 in the same period of 2004. The level of the provision for the first three quarters of 2004 for National Bank of Commerce was decreased by $95,000 due to the overall quality of the loan portfolio. The 2004 period includes a $260,000 provision made by Enterprise Bank. Also, the Corporation’s consumer finance company was closed during the third quarter of 2003. Approximately $50,000 of the 2003 provision related to consumer finance loans made by that subsidiary. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of National Bank of Commerce. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. The Corporation has been successful in its efforts, as other income has increased from $14.8 million for the first three quarters of 2003 to $15.1 million for the first three quarters of 2004. This represents a 2.7% increase. Non-interest income for the first half of 2004 includes the non-interest income generated by Enterprise during the period of April 1, 2004 to September 30, 2004. The amounts contributed by Enterprise, included in the 2004 amounts, are shown separately in the following table:

	2003	2004	ENTERPRISE
Income from fiduciary activities	$1,371	$1,499	$0
Service charges on deposit accounts	5,697	6,454	422
Insurance commissions and fee income	3,438	3,445	0
Mortgage loan fee income	1,838	927	148
Other non-interest income	2,407	2,819	240

Total	$14,751	$15,144	$810

Exclusive of Enterprise, non-interest income was down slightly from the first three quarters of 2003 to the first three quarters of 2004. Exclusive of the contribution from Enterprise Bank, the change in non-interest income resulted from a 5.9% increase in service charges on deposit accounts, a 9.3% increase in income from fiduciary activities and a 7.1% increase in other non-interest income. The increase in service charges on deposit accounts largely resulted from increased account activity, more uniform application of account-based fees, and selected fee increases. The increase in income from fiduciary activities resulted primarily from higher fees related to the impact of the improvement in the equity markets on the value of assets under management. The large increase in other non-interest income resulted primarily from a $110,000, or 43.4%, increase in retail investment income and a $72,000 increase in check card income. A large portion of the retail investment income came from several retirement rollover transactions from a large company in the Corporation’s core market area. The increase in check card income resulted from increased activity in customers’ use of the National Bank of Commerce check card. Exclusive of Enterprise Bank, mortgage fee income declined by $1,059,000, or 57.6%, from the first three quarters of 2003 to the first three quarters of 2004. This decline resulted from a continuation of the soft demand for mortgage loan refinancing. Even with rates remaining at relatively low levels, the demand to refinance existing mortgage loans remains very low.

The Corporation recognized $1.4 million in securities gains during the first three quarters of 2003, compared to a gain of $130,000 during the first three quarters of 2004. In the first half of 2003, the Corporation took advantage of a very unusual interest rate environment that allowed certain securities to be sold at a gain and replaced with similar securities with yields above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities, which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time, to recognize gains. This unusual interest rate environment did not exist during the first three quarters of 2004; therefore, the Corporation did not have the opportunity to take material securities gains. The gains in 2004 resulted from some securities being called at a level above their recorded book value.

Non-interest expense represents ordinary overhead expenses. These expenses increased $5.4 million, or 21.5%, during the first three quarters of 2004 compared with the first three quarters of 2003. Non-interest expenses for the first three quarters of 2004 includes the non-interest expenses incurred by Enterprise Bank during the period of April 1, 2004 to September 30, 2004. The amounts incurred by Enterprise included in the 2004 totals are shown separately in the following table:

	2003	2004	ENTERPRISE BANK
Salaries and employee benefits	$14,969	$17,479	$2,362
Expenses of premises and equipment	3,539	4,244	709
Other non-interest expense	6,761	8,987	1,819

Total	$25,269	$30,710	$4,890

Exclusive of Enterprise Bank, non-interest expenses increased by $551,000, or 2.2%. Salaries and employee benefits were up 1.0%, due to higher pension costs, which were up 20.9% from the first three quarters of 2003. Even though the improvement in the equity markets improved the returns earned on the plan assets during 2003, the impact of low interest rates on the present value calculation caused the total expense of the plan, as computed by the actuary, to increase. Expenses associated with premises and fixed assets were relatively unchanged. Other non-interest expenses increased by $407,000, or 6.0%. This increase resulted from a one-time charge for closing four under-performing branches in the Mississippi market of $216,000, approximately $187,000 in accounting and professional fees relating primarily to the implementation of Sarbanes-Oxley, Section 404 and a $116,000 increase in insurance expense. Several other expense categories had small changes, none of which were individually considered to be material. Also, during this period, Enterprise Bank incurred a one-time $260,000 charge related to the acquisition.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate increased from 25.8% for the first nine months of 2003 to 27.3% for the first nine months of 2004. This increase in the effective tax rate for the nine-month period resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The level of tax-exempt income declined by $274,000, as the average balance of tax-exempt securities increased by $3.6 million in the first three quarters of 2004 compared to the first three quarters of 2003. This resulted from older tax-exempt securities maturing or being called and replaced with securities at lower yields. The Corporation continues to attempt to add good quality tax exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

Third quarter of 2004 compared to the third quarter of 2003

Earnings for the third quarter of 2004 were $3.16 million, or $.39 per share. This compares to $3.12 million, or $.38 per share, for the third quarter of 2003. On an annualized basis, these 2004 totals equate to a 0.9% return on average assets and an 11.5% return on average equity. For this same period in 2003, the annualized return on average assets was 1.2% and the annualized return on average equity was 11.2%.

Net interest income for the third quarter of 2004 was $10.77 million, compared to $8.09 million for 2003. This represents an increase of 33.2%. Enterprise contributed $2.70 million to the Corporation’s 2004 total. During this period, the net interest margin was 3.38%, compared to 3.31% for the same period of 2003. This is the first time during the past two years that we have seen a quarter over quarter increase in the net interest margin. In addition to this 7 basis point increase in margin, average earning assets increased by $302.5 million. Of this total increase, approximately $284.4 million came from the addition of Enterprise Bank. In comparing the third quarter of 2004 to the same quarter of 2003, the Corporation gained 11 basis points of yield on its earning assets. Additionally, the cost of funds decreased by 2 basis points. The increase in average assets is composed of the following: average loans increased from $566.2 million during the third quarter of 2003 to $808.0 million during the third quarter of 2004 (Enterprise Bank provided $215.1 million); average federal funds sold and other interest-bearing cash accounts decreased from $23.9 million during the third quarter of 2003 to $19.8 million during the third quarter of 2004 (Enterprise Bank provided $4.0 million); and the average balance in the investment securities increased from $390.2 million to $455.0 million (Enterprise Bank provided $70.1 million). From the third quarter of 2003 to the third quarter of 2004, the yield on loans declined from 5.83% to 5.69%, the yield on federal funds sold increased from 1.03% to 1.45% and the yield on the investment securities portfolio increased from 4.04% to 4.23%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses has increased from $680,000 during the third quarter of 2003 to $805,000 in the same quarter of 2004. The 2004 period includes a $130,000 provision made by Enterprise Bank. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of National Bank of Commerce. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. Other income remained unchanged from the third quarter of 2003 at $5.2 million. Every category of non-interest income, other than mortgage loan fee income, increased; however, these increases could not offset the decline in mortgage loan fee income. Non-interest income for the third quarter of 2004 includes the non-interest income generated by Enterprise Bank during the period. The amounts contributed by Enterprise Bank included in the 2004 amounts are shown in the following table:

	2003	2004	ENTERPRISE BANK
Income from fiduciary activities	$467	$497	$0
Service charges on deposit accounts	2,014	2,319	224
Insurance commissions and fee income	1,182	1,202	0
Mortgage loan fee income	679	303	69
Other non-interest income	831	878	110

Total	$5,173	$5,199	$403

Exclusive of Enterprise Bank, non-interest income was down from the third quarter of 2003 to the third quarter of 2004. Exclusive of the contribution from Enterprise Bank, the change in non-interest income resulted from a 4.0% increase in service charges on deposit accounts, a 6.4% increase in income from fiduciary activities, a 1.7% increase in insurance commissions and fee income and a 7.6% decrease in other non-interest income. The increase in service charges on deposit accounts largely resulted from increased account activity, more uniform application of account-based fees and selected fee increases. The increase in income from fiduciary activities resulted primarily from higher fees related to the impact of the improvement in the equity markets on the value of assets under management. The increase in insurance commissions and fee income resulted from a slight improvement in sales volume. The decrease in other non-interest income resulted primarily from a $79,000 gain on sale of student loans during the third quarter of 2003. No loans were sold during 2004. Mortgage fee income declined by $445,000, or 65.5%, from the third quarter of 2003 to the third quarter 2004. This decline resulted from a continuation of the soft demand for mortgage loan refinancing. Even with rates remaining at relatively low levels, the demand to refinance existing mortgage loans did not improve.

The Corporation recognized $6,000 in securities loss during the third quarter of 2003, compared to a gain of $33,000 during the third quarter of 2004. The loss in 2003 and the gain in 2004 resulted from securities being called prior to maturity date and the differences between the call price and book value at the date of call.

Non-interest expense represents ordinary overhead expenses. These expenses increased $2.5 million, or 30.0% during the third quarter of 2004, compared with the third quarter of 2003. Non-interest expenses for the third quarter of 2004 included the non-interest expenses incurred by Enterprise Bank during the period. The amounts incurred by Enterprise Bank included in the 2004 totals are shown separately in the following table:

	2003	2004	ENTERPRISE BANK
Salaries and employee benefits	$4,976	$5,967	$929
Expenses of premises and equipment	1,192	1,584	395
Other non-interest expense	2,244	3,387	924

Total	$8,412	$10,938	$2,248

Exclusive of Enterprise Bank, non-interest expenses increased by $278,000, or 3.3%. Salaries and employee benefits were up $62,000, or 1.2% as the Corporation continued its efforts to control employee cost. Expenses associated with premises and fixed assets remained relatively unchanged. Other non-interest expenses increased by $219,000, or 9.8%. This increase resulted primarily from a $90,000 increase in legal fees, a $158,000 increase in accounting and professional fees and a $36,000 increase in the cost of insurance coverage. These increases were somewhat offset by declines in other non-interest expense accounts. The increase in legal fees is primarily from a recovery of legal fees during the third quarter of 2003. The increase in accounting and professional fees results from the expenses incurred during the third quarter of 2004 relating to the implementation of Sarbanes-Oxley, Section 404.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate increased from 25.1% for the third quarter of 2003 to 25.7% for the third quarter of 2004. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation is attempting to add good quality tax-exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax-exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

FINANCIAL CONDITION

The Corporation’s balance sheet showed an increase in total assets from $1.09 billion to $1.41 billion during the first nine months of 2004, as the Enterprise acquisition was closed following the close of business on March 31, 2004. As of September 30, 2004, Enterprise Bank contributed approximately $345.1 million in total assets to the $1.41 billion total. During this period, loans increased by $221.6 million (Enterprise Bank accounted for $212.6 million of the increase). Investment securities increased by $94.7 million (Enterprise Bank accounted for $74.3 million of the increase). Goodwill and other intangible assets increased from $2.9 million to $41.0 million as a result of the acquisition. Deposits increased by $253.0 million (Enterprise Bank accounted for $241.6 million of the increase). Federal funds purchased and securities sold under agreements to repurchase increased by $26.3 million (Enterprise Bank accounted for $12.6 million of the increase). Cash and cash equivalents decreased by $43.7 million, even with an additional $8.3 million coming from Enterprise Bank. Approximately $30 million of cash from the December 31, 2003 total was used in the acquisition of Enterprise. Other borrowed funds increased by $27.2 million (Enterprise Bank’s other borrowed funds totaled $27.7 million at September 30, 2004). The subordinated debentures increased by $6.2 million due to the $6.2 million brought over from Enterprise Bank.

Shareholders’ equity increased from $111.1 million to $113.3 million during the first nine months of 2004. The Corporation had $8.9 million in net income during this period. Offsetting this increase was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the accumulated other comprehensive income component of shareholders’ equity changing from an unrealized loss of $1,496,000 at December 31, 2003 to an unrealized loss of $2,385,000 at September 30, 2004. Also, during the first three quarters of 2004, the Corporation declared dividends of approximately $5,876,000. Additionally, the Corporation repurchased 13,800 shares of its common stock in the open market under the announced stock repurchase plan for approximately $346,000, or an average purchase price per share of $25.06.

The Corporation’s bank subsidiaries are required to maintain minimum amounts of capital to total risk-weighted assets as defined by the banking regulators. At September 30, 2004, the banks’ Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. To help fund the acquisition of Enterprise Bank, the Corporation’s subsidiary bank, National Bank of Commerce, borrowed funds from the Federal Home Loan Bank and, with approval from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to help fund the purchase of Enterprise common stock. As a result, the subsidiary bank’s ability to pay dividends during the remainder 2004 is limited to $10 million from its current year’s net profits, without obtaining further approval from the Comptroller of the Currency. At September 30, 2004, without approval, National Bank of Commerce’s dividend paying ability was limited to approximately $3.1 million. Under the same rules, Enterprise Bank has the ability to pay dividends to the Corporation of approximately $240,000.

Also, under regulations controlling national banks, the banks are limited in the amount they can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At September 30, 2004, there were no formal borrowings between the Corporation (or its non-banking subsidiaries) and the Corporation’s subsidiary banks.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2004, the amount of unfunded commitments outstanding was $184,307,000.

Also, the Corporation provides Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a letter of credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of September 30, 2004, the amount of outstanding Letters of Credit was $3,845,000.

The issuance of a Letter of Credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, the Corporation does not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, the Corporation is able to fund them out of normal cash flow. If they were all funded at the same time, the Corporation has the ability to fund these commitments through its short-term borrowing lines, the brokered certificate of deposit market and additional borrowings from the Federal Home Loan Bank.

It would be in the best interest of the Corporation for all of these outstanding commitments to be funded.

MARKET RISK

The Corporation maintained a consistent and disciplined asset/liability management policy during the first three quarters of 2004. This policy focuses on interest rate risk and sensitivity. During the first three quarters of 2004, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Corporation utilizes Asset/Liability Management Committees in both of its subsidiary banks to evaluate and analyze the Corporation’s pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The committee uses simulation modeling as a guide for decision-making. Modeling techniques are also utilized to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At September 30, 2004, the Corporation’s balance sheet reflected approximately $102.1 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 7.2% of total assets and would indicate that the Corporation is slightly asset sensitive. Management believes that over the next twelve months interest rates will move up; therefore, the Corporation is correctly positioned to take advantage of this rising rate environment. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. As of September 30,2004, the Corporation is within its Asset/Liability Management Policy. Management does not believe that it is in the Corporation’s best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	Quarter Ended 9/30/04	Nine Months Ended 9/30/04	Year Ended 12/31/03
EARNING ASSETS:
Net loans	$808,006	$736,991	$571,339
Federal funds sold and other interest-bearing assets	19,754	30,432	22,439
Securities
Taxable	326,806	314,271	280,653
Nontaxable	128,157	115,766	109,721

Totals	1,282,723	1,197,460	984,152

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	930,270	860,275	705,404
Borrowed funds, federal funds purchased and other	209,035	193,579	134,375

Totals	1,139,305	1,053,854	839,779

Net amounts	$143,418	$143,606	$144,373

	($ In Thousands) Interest Income
	Quarter Ended 9/30/04	Nine months Ended 9/30/04	Year Ended 12/31/03
EARNING ASSETS:
Net loans	$11,556	$31,179	$34,073
Federal funds sold and other interest- bearing assets	72	264	262
Securities:
Taxable	3,496	9,994	11,874
Nontaxable	1,342	3,827	5,368

Totals	$16,466	$45,264	$51,577

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$3,824	$10,227	$12,838
Borrowed funds, federal funds purchased and other	1,874	5,054	5,043

Totals	5,698	15,281	17,881

Net interest income	$10,768	$29,983	$33,696

	Yields Earned And Rates Paid (%)
	Quarter Ended 09/30/04	Nine months Ended 09/30/04	Year Ended 12/31/03
EARNING ASSETS:
Net loans	5.69%	5.65%	5.96%
Federal funds sold and other interest- bearing assets	1.45%	1.16%	1.17%
Securities:
Taxable	4.26%	4.25%	4.23%
Nontaxable	4.17%	4.42%	4.89%

Totals	5.11%	5.05%	5.24%

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.64%	1.59%	1.82%
Borrowed funds, federal funds purchased and other	3.57%	3.49%	3.75%

Totals	1.99%	1.94%	2.13%

Net yield on earning assets	3.38%	3.34%	3.42%

Note: Yields on tax equivalent basis would be:
Nontaxable securities	6.41%	6.79%	7.53%

Total earning assets	5.39%	5.28%	5.53%

Net yield on earning assets	3.56%	3.57%	3.72%

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

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated as of September 30, 2004. It is the conclusion of the Corporation’s Chief Executive Officer and the Chief Financial Officer that, as of September 30, 2004, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Management believes that there were no significant deficiencies or material weaknesses in the Corporation’s internal controls that required any corrective action.

PART II. OTHER INFORMATION

Item 1. Legal	Proceedings

None

Item 2. Changes	in Securities and Use of Proceeds

None

Item 3. Defaults	Upon Senior Securities

None

Item 4. Submission	of Matters to a Vote of Security Holders

None

Item 5. Other	Information

None

Item 6. Exhibits	and Reports on Form 8-K

(a) Exhibits

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

99.1	Amended Audit Committee Charter

(b) Form 8-K

A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended June 30, 2004. The press release was made to the public after the market closed on July 21, 2004 and included in a Current Report on Form 8-K filed on July 21, 2004.

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2003, filed with the Commission on March 11,2004, Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 6, 2004 or Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 6, 2004.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation on the results of operations for the three-month and the nine-month periods ended September 30, 2004, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBC CAPITAL CORPORATION Registrant

Date: November 8, 2004
/s/ Richard T. Haston
Richard T. Haston
Executive Vice President,
Chief Financial Officer and
Treasurer

EXHIBIT INDEX:

Page 32	11	Statement re computation of per-share earnings

Page 33	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

Page 34	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

Page 35	32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

Page 36	32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

Page 37	99.1	Amended Audit Committee Charter