Form 10-K
period 2004-12-31
NBC CAPITAL CORP
filed 2005-03-14
CIK 742054

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of the voting stock held by nonaffiliates as of February 28, 2005, was approximately:

$155,037,887
(based on most recent sale)

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date:

Common Stock, $1 par value - 8,162,511 shares outstanding as of February 28, 2005.

Documents incorporated by reference

Portions of the Corporation’s Proxy Statement for the 2005 annual meeting are incorporated by reference into Part III and portions of the Corporation’s annual report to shareholders are incorporated by reference into Part IV.

FORM 10-K

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

NBC Capital Corporation

NBC Capital Corporation (“the Company” or “the Corporation”) is a financial holding company, organized under the laws of the State of Mississippi. On July 2, 1984, the Company acquired all of the outstanding common stock of the National Bank of Commerce (“NBC”), a national banking corporation. On April 1, 2004, the Company acquired all of the outstanding common stock of the Enterprise National Bank (“ENB”), also a national banking corporation. For the year ended December 31, 2004, the Company’s subsidiaries accounted for approximately 99% of the consolidated income and 98% of the consolidated expenses.

The Company’s bank subsidiaries conduct business in the states of Mississippi, Alabama and Tennessee. The following chart reflects the distribution of total assets, loans, deposits and branches in each of the states in which the Company conducts its banking operations:

STATE	ASSETS	LOANS	DEPOSITS	BRANCHES
Alabama	6%	11%	14%	16%
Mississippi	70%	63%	64%	75%
Tennessee	24%	26%	22%	9%

Total	100%	100%	100%	100%

National Bank of Commerce

NBC was originally formed through a series of mergers, which began in 1972 and concluded on October 1, 1974. In March 1991, NBC acquired the assets and assumed the liabilities of the Bank of Philadelphia. In 1994, the Company acquired First State Bank of Tuscaloosa, which was subsequently merged into NBC. On December 31, 1998, the Company acquired all the outstanding common stock of First National Corporation of West Point (“FNC”) in exchange for 864,736 shares of the Company’s common stock. FNC was merged into the Company, and FNC’s wholly owned subsidiary banks, First National Bank of West Point and National Bank of the South, were merged into NBC. Also, First National Finance Company, a wholly owned finance company subsidiary of FNC, became a wholly owned subsidiary of the Company. On August 31, 1999, the Company acquired all the outstanding stock of FFBS Bancorp, Inc. (“FFBS”). FFBS was the holding company of its wholly owned savings bank, First Federal Bank for Savings (“First Federal”), Columbus, Mississippi. The Company exchanged 1,396,162 shares of its common stock and a nominal amount of cash in lieu of fractional shares for each common share of FFBS. First Federal was merged into NBC. Both the FNC and the FFBS transactions were accounted for as a pooling of interests and historical financial statements of the Company were restated to give effect of the acquisitions. On September 30, 1999, NBC acquired the insurance agencies of Galloway-Wiggers Insurance Agency, Inc., Kyle Chandler Insurance Agency, Inc., Galloway-Chandler-McKinney, Inc., and Napier Insurance Agency, Inc. NBC exchanged 173,184 of the Company’s common stock for all of the issued and outstanding stock of these insurance agencies. The insurance agencies were combined into a wholly owned subsidiary of NBC, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”). The acquisition was accounted for as a pooling of interests. The historical financial statements of the Company were not restated, as the changes would have been immaterial. On April 28, 2000, GCM acquired Heritage Insurance Agency, Ltd., an independent insurance agency located in Starkville, Mississippi, for $47,025 in cash and 14,028 shares of the Company’s common stock. The acquisition was accounted for as a purchase.

NBC is the largest commercial bank domiciled in the north central area of Mississippi known as the Golden Triangle. A total of twenty-four banking facilities and an operation/administration center serve the communities of Aberdeen, Amory, Brooksville, Caledonia, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the home office in Starkville. The Bank also serves the Tuscaloosa, Alabama area with a main office and four branch locations.

NBC is engaged in the general banking business and activities closely related to banking, as authorized by the banking laws and regulations of the United States. There were no significant changes in the business activities of NBC during 2004, nor has there been any disposition of any material amounts of assets during 2004. There are no major operational changes planned for the near future.

NBC provides a complete line of wholesale and retail services, including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the history of the bank; however, both have slowed during the last three years as the Company has dealt with a very slow economy and low loan demand in its core Mississippi market area.

NBC utilizes a written Asset/Liability Management Policy, which calls for a static gap position of no more than a plus or minus 10% of aggregate assets over a 24-month period.

NBC Service Corporation

NBC Service Corporation (Service) is a wholly owned subsidiary of NBC formed to provide additional financial services that otherwise might not be provided by NBC. For the years 2004 and 2003, its primary activity was limited to its investment in Commerce National Insurance Company (“CNIC”), of which Service owns 79%. Commerce National Insurance Company is a credit life insurance company whose primary source of income is from investment income on securities held in its portfolio. In 2002, NBC discontinued selling credit life insurance on loans. As a result, the Corporation plans to allow CNIC’s outstanding insurance policies to run-off over the next several years and then to dissolve and liquidate CNIC.

Galloway-Chandler-McKinney Insurance Agency, Inc.

Galloway-Chandler-McKinney Insurance Agency, Inc. (GCM) is a wholly owned subsidiary of NBC. GCM operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities and other commercial lines. GCM has locations in Columbus, West Point, Amory, Starkville and Aberdeen, Mississippi. At December 31, 2004, GCM had total assets of approximately $4.0 million, and for the year ended December 31, 2004, reported gross revenues of approximately $4.4 million.

NBC Insurance Services of Alabama, Inc.

NBC Insurance Services of Alabama (Insurance) is a wholly owned subsidiary of NBC formed in 1999 for the purpose of selling annuity products in the State of Alabama. For the years ended December 31, 2004 and 2003, its activities were not significant.

Enterprise National Bank

Following the close of business on March 31, 2004, NBC Capital Corporation acquired Enterprise Bancshares, Inc., (“Enterprise”) the parent company of ENB, in a business combination accounted for as a purchase. As a result of the merger, Enterprise was merged into the Corporation and ENB became a separate subsidiary of the Corporation. ENB is a national bank that operates three banking offices in Memphis, Tennessee. The acquisition allows the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was valued at $55.2 million. Each shareholder of Enterprise Bancshares, Inc. stock received $48 per share, for total cash of $47.7 million. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise Bancshares, Inc. for the difference between the grant price of the options and $48 per share subject to each option. This amounted to an additional $5.2 million. Three of the options holders converted their options into options to purchase approximately 39,000 shares of NBC Capital Corporation common stock, with an intrinsic value of $354,000. The acquisition price also included direct costs totaling approximately $2 million, consisting of investment banking fees, legal fees, severance arrangements and other professional cost.

ENB is a commercial bank domiciled in Memphis, Tennessee. A total of three banking facilities and an operation/administration center serve the east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets.

ENB is engaged in the general banking business, as authorized by the banking laws and regulations of the United States. The Corporation made no significant changes in the business activities of ENB following the acquisition in 2004. There has been no disposition of any material amounts of assets since the acquisition. There are no other major operational changes planned for the near future.

ENB provides a complete line of wholesale and retail services, including mortgage loans. The customer base is well diversified and consists of business, industry and individual accounts. The operations of ENB were consolidated into the Company’s financial statements for the last nine months of 2004.

Like NBC, ENB utilizes a written Asset/Liability Management Policy, which calls for a static gap position of no more than a plus or minus 10% of aggregate assets over a 24-month period.

First National Finance

First National Finance (Finance), a wholly owned subsidiary of the Company, was a finance company located in West Point, Mississippi. Finance was acquired as part of the FNC acquisition previously mentioned. During 2003, all the assets of Finance were sold and all operations were ceased. During 2004, Finance was liquidated.

Competition

NBC and its subsidiaries currently serve six counties and eleven municipalities in North Central Mississippi. Over this same area, the bank competes directly with numerous competing banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $270 million to in excess of $40 billion. NBC is the largest bank domiciled in its immediate service area. Asset size of competitive banks is that of the parent bank and not the branch. Several of the competitors are branches or divisions of nationwide and regional companies with more resources than the Corporation and its subsidiaries.

NBC also serves the City of Tuscaloosa, Alabama, with a main office and four branch locations. The bank competes with approximately eight other financial institutions, most of which are larger. The other institutions range in size from approximately $90 million to $45 billion. Asset size of the competing banks is that of the parent bank and not of the branch. In Tuscaloosa, NBC also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies.

ENB serves the Cities of Memphis and Germantown, Tennessee, with three banking locations. The bank competes with numerous competing banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The other institutions range in size from approximately $25 million to $1 trillion. Asset size of the competing banks is that of the parent bank and not of the branch. In Memphis, ENB also competes with numerous credit unions, finance companies, etc., many of which are branches of nationwide companies with substantially more resources that the Corporation and its subsidiaries.

Supervision and Regulation

The Company and its subsidiary banks are subject to state and federal banking laws and regulations, which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of the Company and its subsidiaries may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policy, economic control, or new federal or state legislation may have in the future.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“the Act”) and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) and is registered as such with the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board also performs examinations of the Company. In addition, the Federal Reserve Board has the authority to regulate provisions of certain holding company debt.

The Act restricts the Company’s non-banking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of holding companies. The Company’s banking subsidiaries are subject to limitations with respect to transactions with affiliates.

The Act requires every holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned. The Act also prohibits a holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act permits the acquisition by a holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, subject to certain state laws, including the establishment by states of a minimum age of their local banks before such banks can be acquired by an out-of-state institution. The Act and regulations of the Federal Reserve Board also prohibit a holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its subsidiaries. The Federal Reserve Board may require a holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Dividends paid by the Company are substantially provided from dividends from NBC and ENB. Generally, the approval of the OCC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In March 2001, NBC obtained approval to pay a dividend of $24.2 million to the Company, which was used to acquire 976,676 shares of the Company’s common stock from its largest stockholder and related parties. In December 2003, NBC received permission from the OCC to pay a $24 million special dividend to the Company to partially fund the acquisition of Enterprise. This dividend was paid in March of 2004. Additionally, the OCC gave permission to pay regular quarterly dividends from 2004 earnings, not to exceed $10 million. For the year 2005, NBC has available approximately $200,000 plus its net income for 2005 to pay as dividends, without obtaining permission from the OCC. ENB has available approximately $600,000 plus its net income for 2005 to pay as dividends, without obtaining permission from the OCC.

The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Company, and for the subsidiary banks of holding companies, such as NBC and ENB. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” significantly undercapitalized,” and “critically undercapitalized.” The Company’s strategy related to risk-based capital is to maintain capital levels that will be sufficient to qualify the Company’s bank subsidiaries for the “well capitalized” category under the guidelines set forth by the FDICIA. Maintaining capital ratios at the “well capitalized” level avoids certain restrictions, which, for example, could impact the FDIC assessment, trust services and asset/liability management of the Company’s subsidiary Banks. At December 31, 2004, the Tier 1 and total capital ratios, respectively, of the Company (consolidated) and NBC and ENB (individually) were well above the minimum 6% and 10% levels required to be categorized as “well capitalized” insured depository institutions.

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

Institutions with CAMELS ratings of 1 that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2004, the Company’s leverage capital ratio was 8.17%.

(b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve Bank require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8 percent. At December 31, 2004, the Company’s Tier 1 and total capital ratios were 12.2% and 13.4%, respectively.

The primary supervisory authority of NBC and ENB is the OCC. The OCC regulates or monitors virtually all areas of operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC also imposes limitations on the aggregate investment by a national bank in real estate, bank premises, and furniture and fixtures. In addition to regular examinations, each national bank must furnish to its regulator quarterly reports containing a full and accurate statement of its affairs.

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

Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

The GLB Act was signed into law in November 1999, and allows banks to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities through the use of “financial holding companies.” The expanded powers, which became effective March 11, 2000, generally are available to banks only if the Company and its bank subsidiaries remain well capitalized and well managed, and have a satisfactory CRA rating. Under the GLB Act, a national bank may engage in expanded financial activities through a “financial subsidiary,” provided the aggregate assets of all of its financial subsidiaries do not exceed the lesser of 45 percent of the bank’s assets or $50 billion. A financial subsidiary may underwrite any financial product other than insurance and may sell any financial product, including title insurance. A national bank itself may not sell title insurance, however, unless the state in which the bank is located permits state banks to sell title insurance.

National banks are required by the National Bank Act to adhere to branch office banking laws of the states in which they operate. NBC may open branches throughout Mississippi or Alabama and ENB may open branches throughout Tennessee, with the prior approval of the OCC. In addition, with prior regulatory approval, NBC is able to acquire existing banking operations in Mississippi and Alabama and ENB is able to acquire existing banking operations in Tennessee. Furthermore, federal legislation permits interstate branching. The law also permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. Effective June 1, 1997, the Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate Banking Act permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish such branches.

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

NBC and ENB are members of the FDIC and their deposits are insured as provided by law.

CNIC, GCM, and NBC Insurance Services of Alabama, Inc. are subject to regulation by the applicable state agencies. These agencies set reserve requirements and reporting standards, and establish regulations, all of which affect business operations.

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened anti-money laundering requirements on financial institutions, including national banks such as NBC and ENB. Among its provisions, the USA Patriot Act requires a financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

In 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. This Act attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company’s audit committee to pre-approve all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

The Sarbanes-Oxley Act also seeks to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their companies’ periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies and (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods. In addition, public companies with securities listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors; (ii) each member of the company’s audit committee must be independent; (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (iv) the company’s audit committee must have the authority to engage independent advisors; and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that (i) require that financial disclosures reflect all material correcting adjustments identified by the company’s auditors, (ii) require the disclosure of all material off-balance sheet transactions, (iii) require the reconciliation by public companies of pro forma financial information to financial statements prepared in accordance with Generally Accepted Accounting Principles, (iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit a public company from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report a change in their ownership in the company’s securities within two business days of the change, (vi) require a company’s management to provide a report of management’s assessment of the internal controls of the company in the company’s annual report and requires an opinion from the company’s independent auditors on management’s report on internal controls, (vii) require public companies to adopt codes of conduct and ethics for senior executive officers and (viii) require a public company to disclose whether the company’s audit committee has a financial expert as a member.

The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings, and corporate audits and the act increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers.

Governmental Monetary Policies

As banks chartered under the laws of the United States, NBC and ENB are members of the Federal Reserve System. Their earnings are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements of depository institutions and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States government securities.

The policies of the Federal Reserve System and other regulatory agencies have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon. While the impact these policies may have upon the future business and earnings of the financial institutions cannot be accurately predicted, such policies can materially affect the earnings of commercial banks.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A in the Notes to the Consolidated Financial Statements. The allowance for loan losses is based upon management’s assessment of the probable loan losses inherent in the loan portfolio and, as such, is considered a critical accounting policy. The determination of the allowance requires significant judgment and is based upon various factors, many of which are subjective. Note A in the Notes to the Consolidated Financial Statements discloses the methodology used by management to determine the allowance. This area is also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Another area that requires subjective and complex judgments is the liability and expense relating to the Corporation’s pension and other postretirement benefit plans. The assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation, are evaluated by management, reviewed with the plan actuaries and updated as appropriate. Notes A and M in the Notes to Consolidated Financial Statements contain additional information relating to these issues. This area is also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company maintains an Internet address at www.NBCbankline.com. Electronic copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, can be downloaded from this site by clicking on “Investor Relations – SEC Filings.”

Executive Officers

The executive officers of the Company are listed below:

Name and Title	Age	Five-Year Experience
L. F. Mallory, Jr. Chairman and Chief Executive Officer, NBC Capital Corporation and NBC	62	Chairman and Chief Executive Officer, NBC Capital Corporation and NBC

Mark A. Abernathy President and Chief Operating Officer, NBC Capital Corporation and NBC	48	President and Chief Operating Officer, NBC Capital Corporation and NBC

Hunter M. Gholson Secretary	72	Secretary of NBC Capital Corporation and NBC

Richard T. Haston Executive Vice President, CFO, Asst. Secretary and Treasurer, NBC Capital Corporation and Executive Vice President and CFO, NBC	58	Executive Vice President, Chief Financial Officer, Treasurer, and Asst. Secretary NBC Capital Corporation, and Executive Vice President and Chief Financial Officer, NBC

Name and Title	Age	Five-Year Experience
Bobby L. Harper Chairman of the Executive Committee, NBC Capital Corporation and NBC and Columbus Regional Bank President, NBC	63

Chairman of Executive Committee, NBC
Capital Corporation and NBC. Columbus Regional Bank President, NBC since September, 2002; Executive Vice President, Banking Center Administration, NBC January,
1999 - September, 2002

Tommy M. Tomlinson Vice President, NBC Capital Corporation and Starkville Regional Bank President, NBC	51	Vice President, NBC Capital Corporation and Starkville Regional Bank President, NBC, since September, 2002; Executive Vice President, Credit Administration, NBC, from January, 1999 - September, 2002

Thomas J. Prince, Jr. Vice President, NBC Capital Corporation and Executive Vice President, Division Manager of Consumer Financial Services NBC	63	Vice President, NBC Capital Corporation and Executive Vice President, Division Manager of Consumer Financial Service, NBC

John R. Davis Vice President, NBC Capital Corporation and Senior Vice President and Trust Officer, NBC	49	Vice President, NBC Capital Corporation and Senior Vice President and Trust Officer, NBC

Clifton B. Fowler Vice President, NBC Capital Corporation and Executive Vice President, Commercial Banking, NBC	56	Vice President, NBC Capital Corporation, Executive Vice President, Commercial Banking of NBC in 2002; previously President, NBC Starkville Banking Center

Marcus Mallory Vice President, NBC Capital Corporation and Executive Vice President, Credit Administration, NBC	37

Vice President, NBC Capital
Corporation and Executive Vice President, Credit Administration, NBC since August, 2002; Senior Vice President, Senior Credit Officer, NBC Columbus Banking Center from June, 1997 - September, 2002

Terry Jones Vice President, NBC Capital Corporation and Executive Vice President and Chief Information Officer, NBC	59

Vice President, NBC Capital Corporation, Executive Vice President, Chief Information Officer, NBC since December, 2001, Senior Vice President, Chief Information Officer, NBC, from January, 2000 - August, 2002

Name and Title	Age	Five-Year Experience
J. Aubrey Adair Vice President and Chief Accounting Officer, NBC Capital Corporation and Senior Vice President and Controller, NBC	36	Vice President and Chief Accounting Officer, NBC Capital Corporation, Senior Vice President and Controller, NBC since July 2004; Vice President and Controller, NBC from May 1997 to June 2004

Personnel

At December 31, 2004, NBC had approximately 402 full-time employees, ENB had approximately 48 full-time employees and GCM had approximately 48 full-time employees. The Company, Service, Insurance and CNIC had no employees at December 31, 2004.

ITEM 2 - PROPERTIES

The Company, Service, Insurance and CNIC owned no properties at December 31, 2004. GCM operates out of leased office buildings. ENB operates two of its banking branches in leased office space.

The following listing describes the locations and general character of the properties owned by NBC and ENB:

Type	Location	Approximate Office Space (Square Feet)
NBC:
Main Office	Starkville, Mississippi	35,000
University Branch	Starkville, Mississippi	2,000
Operations Center	Starkville, Mississippi	45,500
Starkville Crossing	Starkville, Mississippi	2,000
Drive-up ATM	Starkville, Mississippi	N/A

Main Office	Columbus, Mississippi	36,000
Mortgage Loan Center	Columbus, Mississippi	14,000
North Columbus Branch	Columbus, Mississippi	1,440
Fairlane Branch	Columbus, Mississippi	2,400
Bluecutt Road Branch	Columbus, Mississippi	3,200

New Hope Branch	New Hope, Mississippi	1,500

Caledonia Branch	Caledonia, Mississippi	1,000

Main Office	Aberdeen, Mississippi	11,026
Highway 45 North Branch	Aberdeen, Mississippi	1,205

Main Office	Amory, Mississippi	8,550
Medical and Industrial Center Branch	Amory, Mississippi	950

Main Office	Brooksville, Mississippi	3,000

Type	Location	Approximate Office Space (Square Feet)
Main Office	Hamilton, Mississippi	1,800

Main Office	Maben, Mississippi	4,000

Main Office	Philadelphia, Mississippi	6,000
Southside Drive-up ATM	Philadelphia, Mississippi	N/A
Westside Branch	Philadelphia, Mississippi	3,250

Main Office	West Point, Mississippi	18,000
East Main Branch	West Point, Mississippi	1,900
Highway 45 South Branch	West Point, Mississippi	1,520

Main Office	Tuscaloosa, Alabama	30,000
Northport Branch	Tuscaloosa, Alabama	3,018
University Branch	Tuscaloosa, Alabama	2,480
North Tuscaloosa Branch	Tuscaloosa, Alabama	3,250
Highway 69 South Branch	Tuscaloosa, Alabama	2,000

ENB:
Germantown Branch	Germantown, Tennessee	5,601
Data Center	Memphis, Tennessee	14,305

In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending proceedings of a material nature to which either the Company or any of its subsidiaries are a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Reference is made to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption, “Market Information.”

(b) At December 31, 2004, the Company had 2,512 security holders of record.

(c) Dividends on common stock were declared quarterly in 2004 and 2003, and totaled as follows:

	(In thousands) December 31,
	2004	2003
Dividends declared, $.96 per share	$7,835	$—

Dividends declared, $.92 per share	—	7,519

	$7,835	$7,519

(d) The Company has had a publicly announced stock repurchase program in place since 2001. During the quarter ended December 31, 2004, the Company did not purchase any shares. As of December 31,2004, the maximum number of shares that may yet be purchased under this program is 298,783.

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$43,242	$34,073	$40,022	$51,852	$57,535
Interest and dividends on securities	18,796	17,242	19,814	17,968	14,052
Other interest income	346	262	215	950	1,148

Total interest income	62,384	51,577	60,051	70,770	72,735
Interest expense	21,186	17,881	22,876	36,001	34,978

Net interest income	41,198	33,696	37,175	34,769	37,757
Provision for loan losses	3,522	2,770	2,790	1,720	1,280

Net interest income after provision for loan losses	37,676	30,926	34,385	33,049	36,477

Service charges on deposit accounts	8,581	7,774	7,110	5,942	5,306
Other income	11,526	12,871	10,936	10,524	8,456

Total noninterest income	20,107	20,645	18,046	16,466	13,762

Salaries and employee benefits	23,415	19,868	19,827	18,156	17,260
Occupancy and equipment expense	5,861	4,657	4,728	4,616	4,539
Other expenses	12,451	9,029	8,863	9,344	9,118

Total noninterest expenses	41,727	33,554	33,418	32,116	30,917

Income before income taxes	16,056	18,017	19,013	17,399	19,322
Income taxes	3,757	4,492	4,792	4,261	5,277

Net income	$12,299	$13,525	$14,221	$13,138	$14,045

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
PER SHARE DATA (1)
Net income - basic	$1.51	$1.65	$1.73	$1.54	1.47
Net income - diluted	1.50	1.65	1.73	1.54	1.47
Dividends	.96	.92	.87	.82	.73

FINANCIAL DATA
Total assets	$1,439,573	$1,093,223	$1,077,456	$1,050,802	$1,009,515
Net loans	814,350	582,933	570,296	607,976	635,945
Total deposits	1,116,373	815,839	817,447	810,703	804,804
Total shareholders’ equity	114,766	111,102	111,107	102,927	120,123

(1)	Restated for 4-for-3 stock split in 2002.

SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	Average balance sheets (consolidated):

The following table presents, for the years indicated, condensed daily average balance sheet information.

	(In Thousands)
	2004	2003	2002
Assets
Cash and due from banks	$38,630	$28,217	$25,711
Securities:
Taxable	320,431	280,653	250,970
Non-taxable	119,369	109,722	123,380

Total securities	439,800	390,375	374,350
Federal funds sold and other interest-bearing assets	26,644	22,439	12,986
Loans	756,112	571,339	591,297
Less allowance for loan losses	9,248	6,090	7,122

Net loans	746,864	565,249	584,175
Other assets	43,012	65,336	61,060

Total Assets	$1,294,950	$1,071,616	$1,058,282

	(In Thousands)
	2004	2003	2002
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$102,391	$106,447	$99,199
Interest-bearing	880,303	705,403	701,654

Total deposits	982,694	811,850	800,853

Federal funds purchased and securities sold under agreements to repurchase	32,994	19,778	19,430
Borrowed funds	164,190	114,597	115,209
Other liabilities	3,121	14,461	15,528

Total liabilities	1,182,999	960,686	951,020

Stockholders’ equity	111,951	110,930	107,262

Total Liabilities and Stockholders’ Equity	$1,294,950	$1,071,616	$1,058,282

B.	Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	2004	2003	2002
EARNING ASSETS
Loans	$756,112	$571,339	$591,297
Federal funds sold and other interest-bearing assets	26,644	22,439	12,986
Securities:
Taxable	320,431	280,653	250,970
Nontaxable	119,369	109,722	123,380

Totals	1,222,556	984,153	978,633

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	880,303	705,403	701,654
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	197,184	134,375	134,639

Totals	1,077,487	839,778	836,293

Net Amounts	$145,069	$144,375	$142,340

	($ In Thousands) Interest for the Year Ended December 31,			Yields Earned And Rates Paid (%)
	2004	2003	2002	2004	2003	2002
EARNING ASSETS
Loans	$43,242	$34,073	$40,022	5.72	5.96	6.77
Federal funds sold and other interest-bearing assets	346	262	215	1.30	1.17	1.66
Securities:
Taxable	13,667	11,874	13,675	4.27	4.23	5.45
Nontaxable	5,129	5,368	6,139	4.30	4.89	4.98

Totals	$62,384	$51,577	$60,051	5.10	5.24	6.14

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$14,260	$12,838	$17,171	1.62	1.82	2.45
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	6,926	5,043	5,705	3.51	3.75	4.24

Totals	$21,186	17,881	22,876	1.97	2.13	2.74

Net interest income	$41,198	$33,696	$37,175

Net yield on earning assets				3.37	3.42	3.80

(1)	Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.
(2)	For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.
(3)	Interest income on loans includes related fees.

C.	Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest revenue:

	(In Thousands) 2004 Over 2003			(In Thousands) 2003 Over 2002
	Change Due To:			Change Due To:
	Total	Rate	Volume	Total	Rate	Volume
EARNING ASSETS
Loans	$9,169	$(1,424)	$10,593	$(5,949)	$(4,640)	$(1,309)
Federal funds sold and other interest-bearing assets	84	31	53	47	(77)	124
Securities:
Taxable	1,793	112	1,681	(1,801)	(3,295)	1,494
Nontaxable	(239)	(684)	445	(771)	(108)	(663)

Totals	$10,807	$(1,965)	$12,772	$(8,474)	$(8,120)	$(354)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$1,422	$(1,518)	2,940	$(4,333)	$(4,425)	$92
Interest on borrowed funds and federal funds purchased and securities sold under agreements to repurchase	1,883	(341)	2,224	(662)	(651)	(11)

Totals	$3,305	$(1,859)	$5,164	$(4,995)	$(5,076)	$81

NOTE: (1) Change in volume is the change in volume times the previous year’s rate.

(2) Change in rate is the change in rate times the previous year’s balance.

(3) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

II. INVESTMENT PORTFOLIO

A.	The following tables present the book values of securities as of the dates indicated:

	(In Thousands) December 31,
	2004	2003	2002
U. S. Treasury	$297	$301	$302
U. S. Government agencies and mortgage-backed securities	315,152	265,719	259,548
States and political subdivisions	121,784	88,491	106,212
Other	28,537	24,424	27,721

Total book value	$465,770	$378,935	$393,783

B.	The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2004, and the weighted average yield of such securities:

	($ In Thousands) Weighted Average Yield
	0 - 1 Year	Yield (%)	1 - 5 Years	Yield (%)	5 - 10 Years	Yield (%)
Securities:
U. S. Treasury	$99	1.64%	$198	2.40%	$—	—
U. S. Government agencies	499	2.09%	1,692	3.17%	—	—
Nontaxable municipals	14,948	7.01%	9,451	8.10%	21,107	5.64%
Taxable municipals	25	3.88%	1,174	6.18%	521	6.12%
Other	1,036	3.02%	1,810	6.14%	330	6.48%

Total	$16,607		$14,325		$21,958

	10+ Years	Yield (%)
U.S. Government Agencies	$—	—
Nontaxable municipals	73,985	6.85%
Taxable municipals	573	5.13%
Equities	24,357	2.58%
Other	1,004	3.51%

Total	$99,919

	Book Value	Yield (%)
Mortgage-backed securities	$312,961	4.51%

NOTE:	Interest and yields on tax-exempt obligations are on a taxable equivalent basis, at the statutory rate of 38.25%.

Average yield on floating rate securities was determined using the current yield.

Table includes securities classified as available-for- sale and held-to-maturity at carrying values.

The majority of mortgage-backed securities are backed by U. S. Government agencies.

C.	Investment securities in excess of 10% of stockholders’ equity.

At December 31, 2004, there were no securities from any issuers in excess of 10% of stockholders’ equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

A.	Type of loans

The amount of loans outstanding by type at the indicated dates are shown in the following table:

	(In Thousands) December 31,
Type	2004	2003	2002	2001	2000
Commercial, financial and agriculture	$155,858	$97,974	$103,327	$101,630	$103,045

Real estate - construction	119,637	38,140	30,028	31,461	33,638

Real estate - mortgage	478,792	386,607	356,493	379,456	401,132

Installment loans to individuals	57,599	56,800	77,692	94,424	105,564

Other	13,378	9,593	8,785	7,758	2,255

Total loans	$825,264	$589,114	$576,325	$614,729	$645,634

B.	Maturities and sensitivities of loans to changes in interest rates:

	(In Thousands) December 31, 2004
	Maturing or Repricing
Type	Within 1 Year	After 1 Year Through 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$112,941	$41,866	$1,051	$155,858

Real estate - construction	106,593	11,555	1,489	119,637

	$219,534	$53,421	$2,540	$275,495

	(In Thousands) December 31, 2004
	Maturing or Repricing
Type	Within 1 Year	After 1 Year Through 5 Years	Over 5 Years	Total
Loans with:
Predetermined interest rates	$26,006	$53,421	$2,540	$81,967

Floating interest rates	193,528	—	—	193,528

	$219,534	$53,421	$2,540	$275,495

C.	Non-performing loans

1.	The following table states the aggregate amount of loans that were non-performing on the dates indicated:

	(In Thousands) December 31,
Type	2004	2003	2002	2001	2000
Loans accounted for on a non-accrual basis	$3,115	$766	$1,274	$2,050	$1,384

Accruing loans past due 90 days or more	$1,399	$1,998	$2,700	$1,850	$2,356

Renegotiated “troubled” debt	$1,721	$489	$304	$665	$294

2.	There were no loan concentrations in excess of 10% of total loans at December 31, 2004. However, lending activities are affected by the economic trends within the areas served by the Company and its subsidiaries. This, in turn, can be influenced by the areas’ larger employers, such as Mississippi State University, University of Alabama, Bryan Foods, Columbus Air Force Base, Mercedes-Benz Automotive Plant, Federal Express and Auto Zone.

3.	There were no outstanding foreign loans at December 31, 2004.

4.	Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary banks, or their future operating results, liquidity, or capital resources.

5.	If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the years ended 2004, 2003 and 2002.

6.	Management stringently monitors loans that are classified as non-performing. Non-performing loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (1) the classification of a loan as non-accrual internally or by regulatory examiners, (2) delinquency on principal for 90 days or more unless management is in the process of collection, (3) a balance remains after repossession of collateral, (4) notification of bankruptcy, or (5) management’s judgment that non-accrual is appropriate.

7.	At December 31, 2004, the recorded investment in loans identified as impaired totaled approximately $4.1 million. The allowance for loan losses related to these loans approximated $2.2 million. The average recorded investment in impaired loans during the year ended December 31, 2004, was $4.7 million. Total interest recognized on impaired loans and the amounts recognized on a cash basis were not significant.

D.	Other interest-bearing assets

There were no other interest-bearing non-performing assets at December 31, 2004.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following table shows changes in the Company’s allowance for loan losses for the periods indicated:

	($ In Thousands)
	December 31,
	2004	2003	2002	2001	2000
Beginning balance	$6,181	$6,029	$6,753	$9,689	$10,194

Allowance of acquired entity	4,547	—	—	—	—

	10,728	6,029	6,753	9,689	10,194

Charge-offs:
Domestic:
Commercial, financial and agricultural	(732)	(473)	(708)	(2,840)	(499)
Real estate	(2,070)	(1,105)	(1,240)	(780)	(206)
Installment loans and other	(1,308)	(1,559)	(2,226)	(1,580)	(1,497)

Total charge-offs	(4,110)	(3,137)	(4,174)	(5,200)	(2,202)

Recoveries:
Domestic:
Commercial, financial and agricultural	133	71	39	119	55
Real estate	185	68	64	61	17
Installment loans and other	456	477	557	364	345

Total recoveries	774	616	660	544	417

Net charge-offs	(3,336)	(2,521)	(3,514)	(4,656)	(1,785)

Allowance applicable to Finance Company loans sold	—	(97)	—	—	—

Provision charged to operations	3,522	2,770	2,790	1,720	1,280

Ending balance	$10,914	$6,181	$6,029	$6,753	$9,689

Ratio of net charge-offs to average loans outstanding	.44	.44	.59	.74	.29

The following table indicates the ratio of allowance for loan losses to loans outstanding at year-end:

	December 31,
	2004	2003	2002	2001	2000
Ratio of allowance for loan losses to loans outstanding at year end	1.32	1.05	1.05	1.10	1.50

B.	Determination of Allowance for Loan Losses

The determination of the allowance for loan losses requires significant judgment. The balance of the allowance for loan losses reflects management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining portfolio. Reference should be made to Note A-6 in the Notes to Consolidated Financial Statements included herein as Item 8 and to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following schedule sets forth the components of the allowance for loan losses at December 31, 2004 and 2003. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

	2004		2003
(In thousands)	Loan Balance	Allowance For Loan Losses	Loan Balance	Allowance For Loan Losses
Allocated component:
Impaired loans	$4,107	$2,237	$818	$451
Graded loans	44,820	3,805	30,286	2,898
Homogeneous pools	232,618	2,230	166,619	1,396
Other loans	543,719	1,905	391,391	610

Unallocated component	—	737	—	826

	$825,264	$10,914	$589,114	$6,181

The allowance allocated to impaired loans for the years 2004 and 2003 was based upon the estimated fair value of the underlying collateral. Graded loans are those loans that exhibit some form of weakness. Allocations to this group are based upon the historical loan loss experience of the grades assigned and upon specific allocations to specific loans. An allowance is allocated to the various pools of loans considered to be homogenous based upon the historical loan losses of each pool. Other loans consist of those loans not graded or impaired or considered homogenous.

These loans are grouped by risk assignments, which are based upon consideration of collateral values, borrower financial condition and performance, debt service capacity, cash flows, market share, and other indicators. Allocations of the allowance to these loans are based upon historical loan loss experience of the risk assignment.

C.	Loans and Risk Descriptions

Real Estate Loans

The Banks originate loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2004, these loans totaled $599 million or approximately 73% of the loan portfolio.

The Banks originate commercial real estate loans of up to 80% of the appraised value. Currently, it is the Company’s policy to originate these loans only to carefully selected borrowers and on properties in the market area. Of primary concern in commercial real estate lending is the borrower’s credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, NBC and ENB, historically, have sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

The Banks originate loans secured by first and junior liens on one-to-four family residences in their lending areas. Typically, such loans are single-family homes that serve as the primary residence of the borrower. Generally, these loans are originated in amounts up to 80% of the appraised value or selling price of the property. In the past, very few losses from these types of loans have been experienced.

Loans for multi-family (5 or more) residential properties are generally secured by apartment buildings. Loans secured by income generating properties are generally larger and involve greater risk than residential loans because payments are often dependent on the successful operation or management of the properties. As a result, these types of loans may be more sensitive to adverse conditions in the real estate market or the economy. Cash flow and financial statements are obtained from the borrowers and any guarantors. Also, rent rolls are often obtained.

Consumer and Other Loans

NBC and ENB offer consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $58 million or 7% of total loans at December 31, 2004. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

In connection with consumer loan applications, the borrower’s income statement and credit bureau report are reviewed. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed, as well as the value of the unit, which secured the loan. NBC and ENB intend to continue to emphasize the origination of consumer loans. Management believes that its loan loss experience in connection with its consumer loan portfolio is favorable in comparison to industry averages.

The Banks make commercial business loans on both a secured and unsecured basis with terms, which generally do not exceed five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2004, commercial business loans represented approximately 19% of the Company’s total loan portfolio.

D.	In the year 2001, NBC experienced an unusual and unexpected loan loss of $2 million, which is included in the commercial, financial and agricultural category in Table IV.A. A claim related to the loan loss has been filed with NBC’s insurance carrier; however, no settlement has been reached at this time. Loan losses in 2005 for all loan categories, as a percentage of average loans, are expected to approximate that of 2004.

V. DEPOSITS

	($ In Thousands)
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
A. Average deposits:
Domestic:
Noninterest - bearing	$102,391	—	$106,447	—	$99,199	—
Interest - bearing demand (1)	379,266.9%		314,506.9%		296,313	1.5%
Savings	44,186.3%		41,815.3%		40,996.8%
Time	456,851	2.4%	349,082	2.9%	364,345	3.5%
Foreign	N/A		N/A		N/A

Total	$982,694		$811,850		$800,853

(1)	Includes Money Market accounts

B.	Other categories

None

C.	Foreign deposits

Not material

D.	Time certificates of deposit of $100,000 or more and maturities at December 31, 2004

	(In Thousands)
	Total	3 Months Or Less	3 Months Through 6 Months	6 Months Through 12 Months	Over 12 Months
Time certificates of deposit of $100,000 or more	$253,738	$85,060	$37,004	$45,780	$85,894

E.	Foreign office time deposits of $100,000 or more

Not applicable

VI. RETURN ON EQUITY AND ASSETS

The following financial ratios are presented for analytical purposes:

	December 31,
	2004	2003	2002
Return on assets (net income divided by total average assets)	1.0	1.3	1.3

Return on equity (net income divided by average equity)	11.0	12.2	13.3

Dividend payout ratio (dividends per share divided by basic net income per share)	63.6	55.8	50.3

Equity to asset ratio (average equity divided by average total assets)	8.7	10.4	10.1

VII. SHORT-TERM BORROWINGS

	2004	2003	2002
	($ In Thousands)
Balance at year end	$26,799	$17,970	$25,599

Weighted average interest rate at year end	1.27%	.68%	1.10%

Maximum amount outstanding at any month end for the year	$44,281	$22,899	$26,328

Average amount outstanding during the year	30,490	19,778	19,430

Weighted average interest rate during the year	.92%	.81%	1.61%

Note: Short–term borrowings include federal funds purchased and securities sold under agreements to repurchase.

VIII. CAPITAL ADEQUACY DATA

Total consolidated capital of the Company was as follows:

	($ In Thousands) December 31,
	2004	2003
Total stockholders’ equity (excluding unrealized gain/loss)	$119,140	$112,598
Allowance for loan losses, as allowed	10,914	6,181

Total primary capital	130,054	118,779
Other secondary capital	—	—

Total capital	130,054	118,779
Intangible assets and other adjustments, net	(5,860)	27,039

Total capital, as defined for regulatory purposes	$124,194	$145,818

Tier 1 and total capital as a percentage of “risk-weighted” assets at December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
Tier 1 capital percentage	12.2%	21.6%

Total capital percentage	13.4%	22.6%

The Company’s capital ratios exceed the minimum capital requirements at December 31, 2004, and management expects this to continue.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, and the supplemental financial data included elsewhere in this report, including the five-year summary of Selected Financial Data and management’s letter to shareholders at the beginning of the Company’s Annual Report to shareholders that accompanies the Company’s proxy statement for its 2005 annual meeting of shareholders.

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

INTRODUCTION AND MANAGEMENT OVERVIEW

NBC Capital Corporation (the “Corporation”) is a financial holding company that owns National Bank of Commerce (“NBC”), which operates in eastern Mississippi and Tuscaloosa, Alabama, and Enterprise National Bank (“ENB”), which operates in Memphis, Tennessee. The Corporation provides full financial services, including banking, trust services, mortgage services, insurance and investment products in its Mississippi and Alabama market areas and banking, mortgage services and investment products in its Tennessee market area. The Corporation’s stock is listed on the American Stock Exchange (“AMEX”) under the ticker symbol of NBY.

Effective following the close of business on March 31, 2004, NBC merged with Enterprise Bancshares, Inc., (“Enterprise”) the parent company of ENB. See “Significant Events” section of this Management Discussion and Analysis and Note B in the Notes to the Consolidated Financial Statements for details relating to this acquisition.

During 2004, there were two major external factors that significantly impacted the operating results of the Corporation. First, even though the Federal Reserve raised short-term interest rates during the third and fourth quarters, rates remained at very low levels, and second, the overall economy in the Company’s Mississippi market remained soft, resulting in low loan demand. Other events having had a material impact on the financial results for 2004 were the Corporation’s acquisition of Enterprise and the closing of four under-performing branches in the Corporation’s Mississippi market. To fund the acquisition of Enterprise, the Corporation used a combination of the proceeds of the issuance of $30 million of Trust Preferred Securities and $24 million that was borrowed from the Federal Home Loan Bank (“FHLB”) by NBC and with approval from the Comptroller of the Currency, was then paid to the Corporation as a special dividend. The Trust Preferred Securities were issued on December 30, 2003, and the borrowing from the FHLB was completed in late March of 2004. Also, Enterprise had outstanding $6 million in Trust Preferred Securities that were assumed by the Corporation at the closing of the transaction. As a result, during 2004, the Corporation incurred interest expense of approximately $2.1 million (approximately $1.3 million, or $.16 per share, net of taxes) related to its purchase of Enterprise. ENB’s operations for the three quarters ended December 31, 2004 are included in the Corporation’s operations for the year ended December 31, 2004. During this nine-month period, ENB contributed approximately $923,000, or $.11 per share, to the consolidated net income of the Corporation, which partially offset the borrowing cost incurred to fund the acquisition. In effect, the total transaction was dilutive to earnings per share by approximately $.05 per share in 2004. There were several factors that impacted the level of this contribution. These factors were as follows: (1) the quarter ended June 30, 2004 was a period of transition and very few cost savings or revenue enhancements were attained during that quarter; however, during the quarters ended September 30, and December 31, 2004, approximately $674,000 of savings, net of taxes, was attained in the area of salaries and employee benefits due to the consolidation of operations; (2) net interest income was reduced during this nine-month period by approximately $123,000, net of taxes, by the amortization of the premium recorded to write ENB’s securities portfolio and the FHLB borrowings to market; and (3) non-interest expense was increased by the amortization of the core deposit intangible of $712,000, and by approximately $161,000 of one-time charges recorded as a result of the acquisition (both of these amounts are net of taxes). Finally, the Corporation closed four under-performing branches in its Mississippi market during the second quarter and recorded a one-time charge of $112,000, net of taxes. As a result of these factors, the Corporation’s results for 2004 were below 2003 levels.

For 2004, the Corporation’s net interest margin was 3.37%, compared to 3.42% for 2003. Low interest rates during 2004 continued to cause reduced yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and approximately 40% fixed rate loans, continued to reprice downward. Many of the Corporation’s variable rate loans have interest rate floors of 5%. Until the prime rate exceeded the 5% level in December 2004, the rates on these variable rate loans did not change. Therefore, the Corporation did not receive the full impact of the earlier rate increases on its variable rate loan portfolio. The low rate environment also lowered the Corporation’s return on its investment portfolio, as faster pay downs on the mortgage backed securities caused the premiums on these bonds to amortize at an accelerated rate and resulted in reduced yields. Also, the yields on the securities that rolled out of the portfolio in 2004 were approximately 5.5%, while the current reinvestment yields range from 4.25% to 4.75%. Even though the Corporation’s overall cost of funds has continued to decline during the year, rates paid on interest-bearing funds could not be reduced to a level that would offset the decline in asset yields. Unfortunately, the low interest rate climate did not substantially stimulate loan demand in many of the Corporation’s Mississippi markets during 2004.

Even though overall loan demand remained low during most of 2004, the Corporation did not compromise its underwriting standards. During the third and fourth quarters, some classified credits in one of our primary Mississippi markets were written off and charged against the allowance for loan losses. These credits had been previously identified and had adequate reserves recorded to absorb the charge-offs. As a result, we believe that overall credit quality of the loan portfolio was good at the end of the year.

During 2004, the Corporation continued its efforts to build non-interest income. This source of income, exclusive of gains on securities, increased from $19.3 million in 2003 to $19.9 million in 2004, a 3.2% increase. This overall growth was achieved, even though the mortgage loan activity declined significantly in 2004 and resulted in mortgage loan fee income declining by approximately 41.2%. Growth of non-interest revenue has been and continues to be a major strategic goal for the Corporation. For 2004, non-interest income accounted for 24.4% of revenues.

Another goal of management in 2004 was to continue to control the level of non-interest expenses. During 2004, total non-interest expenses increased by $8.2 million, or 24.4%. Approximately $6.9 million of the increase came from the non-interest expenses of ENB, approximately $300,000 for the cost to comply with the Sarbanes-Oxley Act of 2002 and $181,000 from a one-time charge for the branch closings in Mississippi.

During 2003, the Corporation recognized $1.4 million in securities gains, compared to only $223,000 in 2004. This, along with all of the factors discussed in the preceding paragraphs, resulted in the Corporation reporting net income of $12.3 million, or $1.50 per share for 2004, compared to $13.5 million, or $1.65 per share for 2003.

The Corporation plans to improve its net interest income in 2005. First, the acquisition of ENB provides the Corporation access to a market with stronger loan demand than exists in its Mississippi market. ENB serves the Memphis MSA, which is the 44th largest in the country and includes five counties and sixteen municipalities, with a population in excess of 1 million. The Memphis MSA adjoins Desoto County, Mississippi, the fastest growing county in Mississippi. The Corporation increased its lending ability in that market with the addition of several experienced lending officers during the later part of 2004, and it plans to add others in early 2005. The Corporation believes the acquisition in Memphis and the additional lending staff, along with the growth in its Tuscaloosa market, will compensate for the continued slow loan growth in its Mississippi markets. It should be noted that projected loan growth in the Memphis market is likely to be slowed during the first half of 2005, as the Company replaces two real estate development lenders who left the Company in early March. It is uncertain at this time how much these departures will affect the Company’s loan volume; however, it is managements’ intention to quickly fill these positions. Second, the Corporation has centralized the underwriting of consumer credit. The Corporation’s consumer loan portfolio has declined for several years as competition has increased for these customers. Also, the low and zero rate loans offered by the auto industry have had a major impact on auto financing, traditionally an important source of consumer loans for the Corporation. Management believes that centralizing its consumer credit underwriting function will make the Corporation more responsive to its customers’ needs and improve underwriting. Third, the Corporation has begun using a new pricing model to price total commercial customer relationships rather than separately pricing each loan. Finally, the Corporation will continue its efforts to grow by expanding into additional high growth markets, either through de novo expansion or through the acquisition of established banks.

In addition to these plans, the Corporation will continue to look for ways to grow non-interest revenues. The entry into the Memphis market should assist in this effort. Also, the Corporation has opened a mortgage loan production office in the north Jackson, Mississippi market to take advantage of the strong growth associated with the opening of the Nissan auto plant. The Corporation will also continue its efforts to control non-interest expenses in 2005 and will look for ways to improve its efficiency ratio.

Currently, management expects, based on available information, that interest rates will trend up during 2005, and the overall economy in its Mississippi markets will remain relatively flat to slightly up throughout the year. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. The Corporation’s 2005 projections, budgets and goals are based on these expectations and the plan to move into additional high growth markets. If trends move differently than expected in either direction or speed, or expansion plans change, they could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth, provision for loan losses and non-interest expenses.

Another risk is that interest rates continue at current low levels for an extended period of time or trend downward. If this happens, as existing loans in the portfolio mature, they will be paying off at older, higher interest rates. The new loans that will be replacing them will be made at much lower interest rates. Rates on deposits are at a level that would make it very difficult to offset this loss in yield with a reduced cost of deposits. This situation, if it occurs, will put additional pressure on the Corporation’s net interest margin and net income.

SIGNIFICANT EVENTS

Following the close of business on March 31, 2004, the Corporation acquired Enterprise the holding company for ENB. ENB operates three offices in Memphis and Germantown, Tennessee. This acquisition was an important part of the Corporation’s long-term strategic plan as it allowed the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. Much time and effort was expended during the second and third quarters of 2004 to integrate ENB into the Corporation. Eliminating the back office operations of ENB and allowing that work to be performed by NBC achieved various cost savings. Additionally, a great deal of effort was spent in building up the lending and customer service areas of ENB. As a result of these efforts, ENB should be accretive to the Corporation in 2005. See Note B included in the Notes to Consolidated Financial Statements for more details concerning this acquisition.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements contains a summary of the Corporation’s accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the Corporation’s annual report, including management’s letter to shareholders and this Management’s Discussion and Analysis, is sufficient to provide the reader with the information needed to understand the Corporation’s financial condition and results of operations.

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgments, and therefore contain the most critical accounting estimates, are the provision for loan losses and the resulting allowance for loan losses. The Corporation’s provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in the Corporation’s loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the Corporation’s ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that impairments exist, specific portions of the allowance are allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that respective period and for subsequent periods.

Another area that requires subjective and complex judgments is the liability and expense relating to the Corporation’s pension and other postretirement benefit plans. The assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation, are evaluated by management, reviewed with the plan actuaries and updated as appropriate. Actual experience that differs from the assumptions could have a significant impact on our financial position and results of operations. The discount rate and the expected rate of return on the plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability and the corresponding pension expense. In selecting the expected rate of return, management, in consultation with the plan trustees, has selected a rate based on assumptions compared to recent returns and economic forecast. Considerations were given to the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, management, in consultation with actuarial consultants, selected rates that are based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans. To reflect the appropriate discount rate on the corresponding bonds, management has reduced the discount rate from 6.75% in 2002 to 6.50% in 2003 and to 6.00% in 2004. Also, the expected rate of return has been reduced from 8.50% in 2002 and 2003 to 7.50% in 2004. Detailed information on the Corporation’s pension plan and the related impacts of these changes on the liability and expense recorded in the Corporation’s financial statements can be found in Note M of the Notes to Consolidated Financial Statements.

In the normal course of business, the Corporation’s wholly-owned subsidiaries, NBC and ENB, make loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within applicable regulatory and lending limitations. See Note O in the Notes to Consolidated Financial Statement and the Corporation’s proxy statement for additional details concerning related party transactions.

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

Note A of the Notes to Consolidated Financial Statements contains a listing of all the Corporation’s affiliated companies. In December 2003, the Corporation formed NBC Capital Corporation (MS) Statutory Trust I, under the laws of the State of Connecticut for the purpose of issuing trust preferred securities to partially fund the acquisition of Enterprise. Also, as part of the Enterprise acquisition, the Corporation became the parent organization for Enterprise (TN) Statutory Trust I, also organized under the laws of the State of Connecticut for the purposes of issuing trust preferred securities for Enterprise. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) the trusts, which are considered variable interest entities, are not consolidated into the financial statements of the Corporation. The only activity of the variable interest entities is the issuance of the trust preferred securities.

Effective January 1, 2002, the Corporation adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. The Corporation completed its impairment test in accordance with Statement No. 142 in October 2004 and concluded that no impairment write down was warranted. At December 31, 2004, the Corporation had approximately $36.3 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

RESULTS OF OPERATIONS

Net income for 2004 was $12.3 million, or $1.50 per diluted share. This is down from $13.5 million, or $1.65 per diluted share in 2003 and $14.2 million, or $1.73 per diluted share in 2002. Return on average equity was 11.0% in 2004, 12.2% in 2003 and 13.3% in 2002. Return on average assets was 1.0% in 2004 and 1.3% in 2003 and 2002.

Net interest income (“NII”), the primary source of earnings for the Corporation, represents income generated from earning assets, less the interest expense of funding those assets. NII increased by 22.3% in 2004 after declining by 9.4% in 2003. Changes in NII may be divided into two components; first, the change in average earning assets (volume component) and second, the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest-bearing liabilities.

In 2004, NII increased by $7.5 million, or 22.3%, from $33.7 million in 2003 to $41.2 million. For the last nine months of 2004, ENB contributed approximately $8.2 million to the 2004 total. During 2004, net interest margin continued to decline from 3.42% to 3.37%. (Net interest margin is net interest income divided by average earning assets.) As yields on earning assets continued to decline during the year, the extended period of low rates made it impossible to reduce the cost of funds in an amount sufficient to offset the loss of yield. Even though rates began to increase during the second half of 2004, the Corporation did not get the full impact of the increase in its loan portfolio because many of its variable rate loans had 5% floor rates. Only with the final increase of 2004 did the prime rate exceed the 5% level. Approximately 60% of the loan portfolio is made up of variable rate loans; therefore, the Corporation should see a much larger impact on interest on loans from future rate increases. As can be seen in the following table, yields on earning assets declined by 14 basis points in 2004, from 5.24% to 5.10%. This loss was partially offset by a decline of 16 basis points in the cost of funds, from 2.13% in 2003 to 1.97%. During 2004, average earning assets increased $238.4 million; however, $218.1 million of this increase resulted from the ENB acquisition. Due to the slow economy in its core Mississippi market area, the Corporation, exclusive of ENB, grew earning assets by $20.3 million, or 2.1%, during 2004. All of this growth came from the loan portfolio.

In 2003, NII decreased by 9.4%, from $37.2 million to $33.7 million, as the net interest margin declined from 3.80% in 2002 to 3.42% in 2003. In 2003, yields on earning assets declined by 90 basis points from 6.14% to 5.24%. This loss was partially offset by a decline of 61 basis points in the cost of funds, from 2.74% to 2.13%. Also, due to the slow economy and low loan demand in its market area, the Corporation only grew earning assets by $5.5 million, or .6%, during 2003. All of the growth came from the investment portfolio and federal funds sold.

As rates continue moving upward during 2005, it will be very important to control the increase in the cost of funds. If these costs are not controlled, the net interest margin will remain under pressure as the rates continue their upward movement.

The following table shows, for the periods indicated, an analysis of NII, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	($ In Thousands) Average Balance
	Year Ended 12/31/04	Year Ended 12/31/03
EARNING ASSETS:
Loans	$756,112	$571,339
Federal funds sold and other interest-bearing Assets	26,644	22,439
Securities:
Taxable	320,431	280,653
Nontaxable	119,369	109,721

Totals	$1,222,556	$984,152

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$880,303	$705,404
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	197,184	134,375

Totals	$1,077,487	$839,779

	Interest For		Yields Earned And Rates Paid (%)
	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/04	Year Ended 12/31/03
EARNING ASSETS:
Loans	$43,242	$34,073	5.72	5.96
Federal funds sold and other interest-bearing assets	346	262	1.30	1.17
Securities:
Taxable	13,667	11,874	4.27	4.23
Nontaxable	5,129	5,368	4.30	4.89

Totals	$62,384	$51,577	5.10	5.24

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$14,260	$12,838	1.62	1.82
Borrowed funds, federal funds sold, securities sold under agreements to repurchase and other	6,926	5,043	3.51	3.75

Totals	21,186	17,881	1.97	2.13

Net interest income	$41,198	$33,696

Net yield on earning assets			3.37	3.42

Note: Yields on a tax equivalent basis would be:

Nontaxable securities			6.61	7.53

Total earning assets			5.33	5.53

Net yield on earning assets			3.60	3.72

The provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management and the Board of Directors after their evaluation of the risk exposure contained in the loan portfolio. This is an ongoing process and the amount of the provision is reviewed and determined monthly, using a standard methodology that over the years has proven to be sound. The provision for loan losses decreased slightly from $2,790,000 in 2002 to $2,770,000 in 2003, and increased in 2004 to $3,522,000. Of the $752,000 increase in 2004, $747,000 came from the provision for ENB. Even though the economy in the Corporation’s core Mississippi market improved somewhat in 2004, loan demand showed only slight improvement, and the forecast is for the gradual recovery to continue. Considering these factors, management intends to increase the provision for loan losses in 2005 to $3.9 million. At this time, management expects the level of the provision to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio. However, if at any time during the year, any or all of these factors change in direction or speed, the Corporation will make the necessary adjustments in the provision to reflect these changes.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a

wholly owned subsidiary of NBC. It has been, and continues to be, a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. The Corporation has been successful in its efforts. Other income increased from $18.0 million in 2002 to $20.6 million in 2003. In 2004, there was a small decline to $20.1 million. This represents an 11.4% increase over the two-year period. The changes in the major categories are as follows:

	2002	2003	2004	ENB
Service charges on deposit accounts	$7,110	$7,774	$8,581	$598
Insurance commissions, fees and premiums	4,091	4,256	4,367	0
Other service charges and fees	1,591	1,858	2,426	170
Trust Department income	1,772	1,878	2,061	0
Mortgage loan fees	1,501	2,044	1,202	208
Security gains (losses), net	457	1,376	223	(162)
Bank owned life insurance income	902	850	748	0
Other	622	609	499	195

Total	$18,046	$20,645	$20,107	$1,009

Exclusive of ENB, non-interest income for 2004 declined $1.5 million, or 7.5%. As reflected in the preceding table, the largest declines came in the categories of mortgage loan fee income and securities gains. The decline in security gains will be discussed later in this document. Mortgage loan fee income, exclusive of ENB, declined by $1.1 million, or 51.4%. This decline resulted from a significant reduction in mortgage loan refinancing. At December 31, 2004, the mortgage loan pipeline was $17.3 million, compared to $13.3 million at December 31, 2003. This may indicate that we will see increased activity going into the first quarter of 2005. All of the comparison and discussion concerning the other accounts in this paragraph will be exclusive of ENB. Service charges on deposit accounts increased by $209,000, or 2.7%. This increase resulted primarily from increased account activity, more uniform application of account-based fees and selected fee increases. Insurance commissions, fees and premiums increased by $111,000, or 2.7%. This increase resulted from a slight increase in sales volume. Other service charges and fees increased by $398,000, or 21.4%. The majority of this increase came from a $200,000, or 19.1% increase in fees associated with credit, debit and ATM cards. This resulted from increased usage as the retail customer base grew during the year with the introduction and marketing of free checking accounts. The other large increase in this category came from retail investment sales, which increased in 2004 by $139,000, or 45.9%, driven mainly by increased sales volume. Trust Department income increased by $183,000, or 9.7%. This increase resulted primarily from higher fees related to the impact of the improvement in the equity markets on the value of the assets under management and a 1.8% increase in the number of accounts under management. Bank owned life insurance income declined by $102,000, or 12.0%, during the year, as the insurance companies continued to lower their crediting rates as the yields on their general account portfolios continued to decline as older, higher yield assets matured and were replaced by securities with lower yields. The decline in the other account was composed of changes in several accounts, none of which were considered material.

During 2003, the increase in non-interest income was $2.6 million, or 14.4%. As can be seen in the table, every category increased, except for bank owned life insurance income and the other category. Service charges on deposit accounts increased by $664,000, or 9.3%. This increase resulted primarily from increased account activity, more uniform application of account-based fees and selected fee increases. Insurance commissions, fees and premiums increased by $165,000, or 4.0%. This increase resulted from a combination of increased business activity and overall higher premiums in the insurance industry. Other service charges and fees increased by $267,000, or 16.8%. The majority of the increase in this category came from a $209,000, or 223.9%, increase in retail investment income. The mortgage loan fee income increased $543,000, or 36.2%. This came from a record demand for mortgage loans in the low rate environment of 2003. Even though the demand for new home loans was strong, the majority of the demand came from the refinancing of existing loans. Much of the demand to refinance loans came from mortgage holders moving from adjustable rate loans to fixed rate loans with rates at forty-year lows. During the month of September, the rate environment changed as the long end of the interest rate curve went up, causing mortgage rates to increase. This caused a dramatic decline in activity. The Corporation’s mortgage loan pipeline declined from its record level at June 30, 2003, of $43.2 million, to $13.3 million at December 31, 2003. The large increase in retail investment income can be attributed to the overall improvement in the equity markets in 2003 and the resulting higher level of activity. Trust Department income increased by $106,000, or 6.0%. This increase resulted primarily from higher management fees related to the impact of the improvement in the equity markets on the values of assets under management. Bank owned life insurance income declined $52,000, or 5.8%. This decline resulted from the lower interest rates paid by the major carriers. All bank owned life insurance policies are general account policies and the rates have declined as older, higher yielding investments have matured and been replaced with securities with lower yields. The other category did not change by a material amount.

The Corporation recognized $223,000 in securities gains during 2004, compared to $1,376,000 in 2003 and $457,000 for 2002. The 2004 gains came primarily from selling certain securities that were pre-refunded and were within one year of maturity and from some securities being called at a level above their recorded book value. Approximately 99% of the 2003 gain and 80% of the 2002 gain was recognized in the period from July 1, 2002 to June 30, 2003. With a large portion of available-for-sale securities portfolio composed of mortgage-backed securities, the Corporation took advantage of a unique interest rate environment that developed during that period. That rate environment allowed certain securities to be sold at a gain and replaced with similar securities with yields at or above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities, which reduced their yields and average lives and made them attractive at premium prices to short term investors. The Corporation took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time recognizing gains.

Non-interest expense represents ordinary overhead expenses, including salaries, bonuses and benefits. The Corporation maintains a formal salary administration program that considers extensive comparative salary data and other indices supplied by a leading outside consulting firm. This data is utilized to assure that salaries are competitive with comparable jobs in the marketplace. Incentive bonuses were expensed in 2002 and paid to employees based on the attainment of predetermined profit goals. The predetermined profit goals were not reached in 2004 and 2003; therefore, no significant bonuses were accrued in either of these years. Overall, the Corporation has been successful in its efforts to limit the growth in non-interest expenses, as these expenses increased from $33.4 million in 2002 to $33.5 million in 2003 and $34.9 million in 2004, exclusive of ENB. This represents only a 4.3% increase over the two-year period. As shown in the following table, non-interest expense associated with ENB for the last nine months of 2004 was $6.9 million, which included approximately $1.2 million of amortization of the core deposit premium recorded at acquisition.

	2002	2003	2004	ENB
Salaries	$16,129	$16,020	$18,893	$2,693
Employees benefits	3,698	3,848	4,522	516
Net occupancy expense	2,412	2,186	2,699	496
Furniture and equipment expense	2,316	2,471	3,162	562
Other	8,863	9,029	12,451	2,607

Total	$33,418	$33,554	$41,727	$6,874

All the changes in non-interest expense categories will be discussed exclusive of the expenses incurred by ENB during the last nine months of 2004. Total non-interest expenses increased by $1.3 million, or 3.9%, from $33.6 million in 2003 to $34.9 million in 2004. Salaries increased in 2004 by $180,000, or 1.1%. As previously stated, no bonuses were paid in either 2003 or 2004. The overall percentage of salary increase for the year was approximately 3.1%. This was partially offset by an overall reduction in the number of employees. During 2004, employee benefits increased by $158,000, or 4.1%. Approximately 90% of this increase came from an increase in pension expense. Even though improvement in the equity markets enhanced the returns earned on the plan assets during 2004, the impact of low interest rates on the present value calculation caused the total expense of the plan, as computed by the actuary, to increase. Also, as disclosed in Note M in the Notes to Consolidated Financial Statements, the discount rate used by the actuary was 6.0% for both 2003 and 2004 and the expected rate of return was reduced from 8.5% in 2003 to 7.5% for 2004. Net occupancy expense remained relatively unchanged during 2004. Furniture and equipment expense increased by $129,000, or 5.2%. The majority of this increase came from the category of maintenance contracts on both new and upgraded computer software packages placed in production during 2004. This was the first full year of use for the central collections, central underwriting and loan pricing packages installed in 2003. Also during 2004, the Corporation upgraded its deposit imaging system originally installed in 1998. The other expense category increased by $815,000, or 9.0%. The major accounts included in the category are communications, data processing, advertising, professional fees, intangible amortization and other expenses. Three accounts from this group had material changes in 2004. First, professional fees increased by approximately $300,000, or 72%. This increase resulted from the cost incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Second, the Corporation incurred approximately $181,000 of expenses related to the closing of four under-performing branches in its Mississippi market. Finally, insurance expense increased by approximately $104,000, or 46.8%. During 2003, the Corporation was insured under a three-year policy purchased in 2001. This policy was renewed in 2004 under a one-year contract at a substantially higher premium. The other accounts included in this category did not have material changes during 2004.

During 2003, the increase in non-interest expenses was limited to only $136,000, or .4%. Salaries declined in 2003 by $109,000, or .7%. As stated earlier, no bonuses were accrued during the year. Also, through attrition, the Corporation was able to reduce the overall number of employees. This savings was somewhat offset by normal salary increases during the year. Employee benefits increased by $150,000, or 4.1%. This entire increase resulted from higher pension cost. Even though the recovery in the equity markets greatly improved the returns earned on the plan assets during the year, the impact of low interest rates on the present value calculation caused the total expense of the plan, as computed by the actuary, to increase. The combined change in net occupancy expense and furniture and equipment expense created a reduction of $71,000. The other expense category increased by $166,000, or 1.9%. This increase occurred primarily in the area of marketing, as the Corporation began a new branding campaign during 2003.

Changes in the Corporation’s income tax expense have generally paralleled changes in pre-tax income. The Corporation’s effective tax rates were 25.2% in 2002, 24.9% in 2003 and 23.4% in 2004. These changes in both years resulted primarily from the mix of income from tax-exempt investments and the percentage relationship of tax-exempt income to total pre-tax income. The Corporation’s ability to reduce income tax expense by acquiring additional tax-free investments is limited by the alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

In summary, net income decreased from $14.2 million, or $1.73 per diluted share, in 2002, to $13.5 million, or $1.65 per diluted share, in 2003, and to $12.3 million, or $1.50 per diluted share, in 2004. Approximately 5 cents per diluted share of the decline in 2004 came from the Enterprise acquisition and approximately 3 cents came from the expenses incurred to comply with the Sarbanes-Oxley Act of 2002 and the closing of the four branches. Management expects the performance to improve in 2005, as ENB becomes accretive, the Corporation is not required to duplicate the initial documentation requirements of the Sarbanes-Oxley Act, the overall economies in our Alabama and Tennessee markets remain strong and the economy in our Mississippi market improves.

FINANCIAL CONDITION

During 2004, the Corporation’s balance sheet showed an increase in total assets from $1.09 billion to $1.44 billion. This was an increase of approximately $350 million, or 31.7%. ENB contributed approximately $349 million of the $350 million increase at December 31, 2004. During the year, cash and cash equivalents decreased by approximately $28.8 million, or 36.8%, from $78.3 million to $49.4 million (ENB accounted for $5.6 million of the total at December 31, 2004). In December 2003, in anticipation of the Enterprise acquisition, the Corporation issued $30.9 million of trust preferred securities. At December 31, 2003, the Corporation was holding the cash in an interest-bearing bank account pending the closing of the Enterprise transaction on April 1, 2004. The investment securities portfolio increased during 2004 from $378.9 million to $465.8 million. This represented an increase of $86.8 million, or 22.9%. The addition of ENB accounted for $73.0 million of the increase. The remaining increase of $13.8 million represents management’s efforts to keep all excess cash invested in earning assets. The loan portfolio increased during 2004 by $236.2 million, or 40.1%, from $589.1 million to $825.3 million. At December 31, 2004, ENB accounted for $216.9 million of this increase. In addition to the loans carried on ENB’s books at the end of the year, it had generated and participated an additional $19.0 million in loans to NBC. The remainder of the Corporation’s markets grew their loan portfolio by approximately $1.0 million. The lack of growth in the overall economy in the Corporation’s Mississippi market has caused loan demand to remain soft. The Alabama market showed good loan demand during 2004, resulting in a 15% growth. Two areas of our loan portfolio continued to decline in 2004. In the area of consumer loans, the softness in the economy, growing non-bank competition and the continuation of zero rate loans on new autos resulted in an overall decline in the consumer loan portfolio of approximately 6.7%, exclusive of ENB. In the area of real estate loans the Corporation’s adjustable rate mortgage portfolio, exclusive of ENB, declined by approximately $8.6 million, or 15.0%, as adjustable rate mortgages continued to payoff or refinance into fixed rate mortgages. To offset the decline in the loan portfolio, at December 31, 2003 the Corporation had purchased approximately $43.4 million of mortgage loans in the secondary market. During 2004, approximately $11.4 million, or 26.3%, of the loans were paid off. The general lack of loan demand resulting from the lack of growth in the core Mississippi market was a primary reason for the Corporation’s decision to purchase Enterprise.

During 2004, the allowance for loan losses increased by $4.7 million, or 76.6%, from $6.2 million to $10.9 million. Approximately $5.1 million of the total allowance is assigned to the ENB portfolio. Even though there has been increased competition for good quality credits in its markets, the Corporation did not reduce its underwriting standards, and as a result, the quality of the portfolio remains strong. Net charge-offs for 2003 and 2004 were .44% of average net loans outstanding for each year. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the Allowance for Loan Losses for the three-year period ended December 31, 2004. At December 31, 2004, non-performing loans totaled only .56% of total loans, and classified assets were 18.7% of capital. At December 31, 2003, non-performing loans totaled .49% of total loans, and classified assets were 13.5% of capital. The Allowance for Loan Losses as a percentage of total loans increased from 1.05% at December 31, 2003 to 1.32% of total loans at the end of 2004. Based on the evaluations described earlier and the information above, the allowance for loan losses at the end of 2004 and 2003 were deemed adequate to cover exposure within the Corporation’s loan portfolio. The methodology used to determine the adequacy of the reserve for loan losses was tested during the fourth quarter, as several loans in one of our Mississippi markets were charged-off. All these loans had previously been identified and properly reserved for; and therefore, no additional reserve was required for these loans.

The liability side of the balance sheet increased from $982.1 million at December 31, 2003 to $1.32 billion at December 31, 2004, an increase of $342.7 million, or 34.9%. ENB accounted for $287.1 million of this increase. During 2004, deposits increased by $300.5 million, or 36.8%, from $815.8 million to $1.12 billion. ENB accounted for $249.8 million of the increase. NBC generated the remaining increase of $50.7 million. Approximately $9.1 million came from brokered deposits. The remaining $41.6 million came from increases in all the deposit categories and from both the core and public sectors. Federal funds purchased and securities sold under agreements to repurchase increased by $8.8 million, or 49.1% from $18.0 million to $26.8 million. The addition of ENB accounted for $8.2 million of this increase. Also during the year, FHLB advances increased by $23.9 million, or 22.3%. At December 31, 2004, ENB had $27.6 million in outstanding FHLB borrowings. During the year, NBC reduced its FHLB borrowings by approximately $3.7 million. The Corporation’s subordinated debentures increased $6.2 million during 2004. These debentures had been issued by Enterprise prior to the acquisition and were assumed by the Corporation as part of the transaction. These debentures were issued to a special purpose entity named Enterprise (TN) Statutory Trust I for the sole purpose of issuing trust preferred securities. The terms of the trust preferred securities and the subordinated debentures are the same. Each has a thirty-year maturity and is callable, in whole or in part, at any interest payment date after five years. The interest rate floats based on 90-day LIBOR and adjusts on a quarterly basis. Interest is payable quarterly.

CAPITAL

The Corporation has historically been well capitalized in comparison to its peers. At December 31, 2003, the capital to asset ratio was 10.2%. The peer organizations are traditionally in the 8% to 8.5% range. It has been one of management’s objectives to reduce the capital to assets ratio to a level closer to peers. Management accomplished this objective during 2004 with the all cash acquisition of Enterprise. As a result of this acquisition, the Corporation added approximately $349 million in assets with no additional capital, which reduced the capital to asset ratio at December 31, 2004 to 8.0%.

Shareholders’ equity increased from $111.1 million at the end of 2003 to $114.8 at the end of 2004. During 2004, the Corporation generated net income of $12.3 million, from which it declared approximately $7.8 million in dividends. Also during the year, the interest rate climate changed as long-term rates increased, causing the market value of the available-for-sale securities to decrease. As a result, accumulated other comprehensive income changed from an unrealized loss of $1,496,000 at December 31, 2003 to an unrealized loss of $4,374,000 at December 31, 2004. This $2.9 million loss in value, along with the $7.8 million in dividends, offset a substantial portion of the $12.3 million added to equity by net income.

Prior to the consummation of the acquisition, Enterprise had outstanding options to purchase approximately 292,000 shares of common stock. The options holders were given the choice of converting these options into options to purchase shares of the Corporation at the appropriate exchange ratio or selling the options for the difference between the per share deal price and the grant price of the options. A large majority of the option holders took advantage of the cash offer and in effect, exercised and sold their options, generating a $5.2 million tax deduction for Enterprise. Since Enterprise was merged into the Corporation, the tax impact of this deduction of approximately $1,976,000 was reflected as an addition to surplus, in accordance with generally accepted accounting principles. The remaining option holders converted their Enterprise options into options to acquire approximately 39,000 shares of common stock of the Corporation. Since the Enterprise options were fully vested at the acquisition date, the Corporation recorded the intrinsic value of the options, or $354,000 into surplus, also in accordance with generally accepted accounting principles.

During 2004, the value of treasury stock increased from $27,721,000 to $27,972,000 as the number of shares held increased from 1,443,995 to 1,453,295. This increase came from stock purchased through the Stock Repurchase Program first announced in July of 2001 and extended in July of 2004. The initial plan approved the repurchase of up to 413,333 shares or up to 5% of the Corporation’s outstanding common stock. During 2004, 13,800 shares were purchased under this program for approximately $346,000, or an average of $25.06 per share. During the fourth quarter of 2004, no shares were purchased under this program. Also during 2004, the Corporation issued 4,500 shares upon the exercise of stock options for approximately $94,000. At December 31, 2004, the Corporation could purchase an additional 298,783 shares under its Stock Repurchase Program. During the year ended December 31, 2004, the Corporation used FTN Midwest Securities Corp. to purchase these shares under the Stock Repurchase Plan in the open market in accordance with Securities and Exchange Commission Rule 10b-18.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered “well-capitalized.” At the end of 2004, the Corporation maintained an 8.2% leverage ratio, significantly exceeding the ratio required for a “well-capitalized” institution.

Regulatory authorities also evaluate a financial institution’s capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a “well-capitalized” financial institution is required to have a Tier 1 risk-based capital ratio (excludes allowance for loan losses) of 6.0% and a total risk-based capital ratio (includes allowance for loan losses) of 10.0%. At the end of 2004, the Corporation had a Tier 1 ratio of 12.2% and a total risk-based capital ratio of 13.4%.

LIQUIDITY, ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as the ability of the Corporation to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. The Corporation has not experienced any problems with liquidity during 2004 and anticipates that all liquidity requirements will be met in the future. The Corporation’s traditional sources of funds from deposit growth, maturing loans and investments and earnings have generally allowed it to consistently generate sufficient funds to meet its daily operational liquidity needs. As the result of a $236.2 million increase in loans and a $300.5 million increase in deposits, the Corporation’s loan/deposit ratio increased from 72.2% in 2003 to 73.9% in 2004. A large portion of the growth in both loans and deposits came from the acquisition of ENB. Total funding sources for the Corporation includes not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When these sources of funding are included with deposits, the Corporation’s loans to total funding increased in 2004 from 62.5% to 64.7%. Management’s target loans to total funding ratio is approximately 75%. The current level leaves the Corporation with the ability to fund approximately $131 million in additional loans and remain at the target loans to total funding ratio.

The Corporation offers repurchase agreements to accommodate excess funds of some of its larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Repurchase agreements, which are viewed as a source of funds to the Corporation, totaled $26.2 million and $18.0 million at December 31, 2004 and 2003, respectively. The level of repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts. Due to the limited amount of repurchase agreements and the fact that the underlying securities remain under the control of the Corporation, the exposure for this service is not considered material.

On December 30, 2003, the Corporation issued $30.9 million in subordinated debt to partially fund the acquisition of Enterprise. The total cash expended in the acquisition was $54.9 million. The remaining portion of the purchase price came from a special dividend from the Corporation’s subsidiary bank, NBC, in the amount of $24 million. NBC obtained the cash by borrowing under its FHLB line of credit.

The following table shows the contractual obligations for the Corporation as of December 31, 2004 (In thousands):

	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt	$166,481	$44,490	$40,591	$17,062	$64,338
Operating leases	4,089	711	1,051	826	1,501
Federal funds purchased and securities sold under agreements to repurchase	26,799	26,799	—	—	—
Other borrowings	1,402	1,402	—	—	—

Total contractual obligations	$198,771	$73,402	$41,642	$17,888	$65,839

The following table shows the other commercial commitments for the Corporation as of December 31, 2004 (In thousands):

	Total	Expires in less than 1 year	Expires in 1-3 years	Expires in 3-5 years	Expires After 5 Years
Lines of Credit (unfunded commitments)	$175,1555	$124,378	$16,519	$8,952	$25,306
Standby letters of credit	7,621	6,217	1,373	31	—

The Corporation believes that normal earnings and other traditional sources of cash flow, along with additional FHLB borrowings, if necessary, will provide the cash to allow it to meet these obligations with no adverse effect on liquidity. At December 31, 2004, the Corporation had the ability to borrow approximately $59.2 million from the FHLB and had other short-term borrowing lines (federal funds purchased lines) of approximately $90 million from upstream correspondent banks.

The Corporation has no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the FHLB borrowings. The Corporation does not have plans at this time for any discretionary spending that would have a material impact on liquidity other than its announced Stock Repurchase Program. At December 31, 2004, the Corporation had the authority, at its discretion, to purchase 298,783 additional shares of its common stock. If purchased at the year-end closing price of $26.57, this purchase would require approximately $7.6 million. Any purchases under this program will be made over an unknown period of time, and the necessary funds will be provided from normal sources.

Under regulations controlling financial holding companies and national banks, the banks are limited in the amount they can lend to the Corporation and such loans are required to be on a fully secured basis. At December 31, 2004, there were no borrowings between the Corporation and its subsidiary banks.

The Corporation has maintained a consistent and disciplined asset/liability management policy during 2004. This policy focuses on interest rate risk and sensitivity. During 2004, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Corporation utilizes an Asset/Liability Management Committee that evaluates and analyzes the Corporation’s pricing, asset/liability maturities and growth, funding, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The committee uses simulation modeling as a guide for its decision making. Modeling techniques are also utilized to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At year-end 2004, the Corporation’s balance sheet reflected approximately $112.0 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 7.8% of total assets and would indicate that the Corporation is asset sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. Management believes that interest rates will increase during 2005 and that the Corporation’s current position places it in the correct interest rate risk posture for a rising rate environment. Management does not believe that it is in the Corporation’s best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

MARKET INFORMATION

The Corporation’s stock is listed on the AMEX and is traded under the symbol NBY. SunTrust Bank, Atlanta, acts as transfer agent for the Corporation. The following table sets forth, for the periods indicated, the range of sales prices of the Corporation’s common stock as reported on AMEX for 2003 and 2004 and the dividends declared for each period.

YEAR	QUARTER	HIGH	LOW	CASH DIVIDEND DECLARED PER QUARTER
2003	First	$25.90	$23.50	$0.22
	Second	25.30	22.98	0.22
	Third	24.45	23.29	0.24
	Fourth	27.41	24.49	0.24

2004	First	$27.14	$25.54	$0.24
	Second	27.06	23.11	0.24
	Third	27.00	23.60	0.24
	Fourth	28.60	25.20	0.24

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	($ In Thousands) December 31, 2004
	Interest	Sensitive	Within	(Cumulative)
	Within 3 Months	Within 12 Months	Within 5 Years	Total of Interest- Earning Assets
Interest-earning assets:
Loans	$375,247	$596,897	$808,643	$825,264
Investment and mortgage-backed securities	59,359	103,144	297,873	465,770
Federal funds sold and other	28,958	28,958	28,958	28,958

Totals	463,564	728,999	1,135,474	1,319,992

Interest-bearing liabilities:
Deposits	294,876	504,239	1,020,227	1,116,373
Borrowed funds	88,570	112,739	169,276	196,316

	383,446	616,978	1,189,503	1,312,689

Sensitivity gap:
Dollar amount	$80,118	$112,021	$(54,029)	$7,303

Percent of total interest-earning assets	17.3%	15.4%	-4.8%	.6%

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amounts of interest-earning assets and interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the costs of its liabilities and thus an increase in the institution’s net interest income would result whereas an institution with a negative gap could experience the opposite results.

At December 31, 2004, total interest-earning assets maturing or repricing within one year were more than interest-bearing liabilities maturing or repricing within the same time period by approximately $112.0 million (cumulative), representing a positive cumulative one-year gap of 15.4% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

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

Interest rate risk is managed based upon the company’s tolerance for interest rate exposure and the resulting effect on net income and the market value of equity. The company’s modeling of net income assumes a plus or minus 300 basis points change (ramping) in rates over the following 12 months. The December 2004 model reflects net income under this scenario increasing by 6.27% over the next 12 months with a 300 basis point ramp-up of rates and decreasing 13.9% if rates ramp-down 300 basis points over the next 12 months. The company uses a rate shock model to test interest rate changes on market value of equity. In this modeling process, rates are shocked (instant change) up or down 200 basis points to determine the impact on equity. At December 31, 2004, a 200 basis point immediate increase in interest rates would have resulted in a 4.4% decline in market value of equity, and a 200 basis point instant decrease would have resulted in an 11.7% decrease in market value of equity. The company’s guidelines allow for no more than a plus or minus 10% change in net income and a plus 25 or a minus 20% change in market value of equity. Even though the income variance was outside of policy, it is unlikely that rates will drop 300 basis points during 2005. To address this exception would necessitate changes in balance sheet structure that management believes to be inappropriate in a rising rate environment. Thus, at December 31, 2004, management believed that changes in income and market value of equity, as reflected in the company’s models, were acceptable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

NBC Capital Corporation

We have audited the accompanying consolidated balance sheets of NBC Capital Corporation (“the Corporation”) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of NBC Capital Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ T. E. LOTT & COMPANY

Columbus, Mississippi

January 28, 2005

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
	(In thousands)
ASSETS

Cash and due from banks	$20,469	$22,765
Interest-bearing deposits with banks	4,600	5,444
Federal funds sold	24,358	20,046

Total cash and cash equivalents	49,427	78,255

Securities available-for-sale	426,492	331,439
Securities held-to-maturity (estimated fair value of $27,728 in 2004 and $41,182 in 2003)	25,445	38,408
Other securities	13,833	9,088

Total securities	465,770	378,935

Loans	825,264	589,114
Less allowance for loan losses	(10,914)	(6,181)

Net loans	814,350	582,933

Interest receivable	7,663	6,312
Premises and equipment	18,609	14,768
Goodwill and other intangible assets	40,659	2,853
Other assets	43,095	29,168

Total Assets	$1,439,573	$1,093,224

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$132,843	$109,479
Interest-bearing deposits	983,530	706,360

Total deposits	1,116,373	815,839
Interest payable	1,893	1,256
Federal funds purchased and securities sold under agreements to repurchase	26,799	17,970
Subordinated debentures	37,114	30,928
Other borrowed funds	132,403	109,207
Other liabilities	10,225	6,922

Total liabilities	1,324,807	982,122

Shareholders’ equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2004 and 2003; issued 9,615,806 shares in 2004 and 2003	9,616	9,616
Surplus	53,729	51,400
Retained earnings	83,767	79,303
Accumulated other comprehensive income (loss)	(4,374)	(1,496)
Treasury stock, at cost	(27,972)	(27,721)

Total shareholders’ equity	114,766	111,102

Total Liabilities and Shareholders’ Equity	$1,439,573	$1,093,224

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$43,242	$34,073	$40,022
Interest and dividends on securities:
Taxable	13,667	11,874	13,675
Tax-exempt	5,129	5,368	6,139
Other	346	262	215

Total interest income	62,384	51,577	60,051

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	4,867	4,108	5,086
Interest on other deposits	9,393	8,730	12,085
Interest on borrowed funds	6,926	5,043	5,705

Total interest expense	21,186	17,881	22,876

Net interest income	41,198	33,696	37,175

Provision for loan losses	3,522	2,770	2,790

Net interest income after provision for loan losses	37,676	30,926	34,385

OTHER INCOME
Service charges on deposit accounts	8,581	7,774	7,110
Insurance commissions, fees, and premiums	4,367	4,256	4,091
Other service charges and fees	2,426	1,858	1,591
Trust Department income	2,061	1,878	1,772
Mortgage loan fees	1,202	2,044	1,501
Securities gains (losses), net	223	1,376	457
Bank owned life insurance income	748	850	902
Other	499	609	622

Total other income	20,107	20,645	18,046

OTHER EXPENSE
Salaries	18,893	16,020	16,129
Employee benefits	4,522	3,848	3,698
Net occupancy	2,699	2,186	2,412
Furniture and equipment	3,162	2,471	2,316
Communications	1,102	875	896
Data processing	1,170	764	736
Advertising	774	812	601
Professional fees	1,494	894	1,267
Intangible amortization	1,154	—	—
Other	6,757	5,684	5,363

Total other expense	41,727	33,554	33,418

Income before income taxes	16,056	18,017	19,013
Income taxes	3,757	4,492	4,792

Net income	$12,299	$13,525	$14,221

Net income per share:
Basic	$1.51	$1.65	$1.73
Diluted	1.50	1.65	1.73

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, January 1, 2002		$7,213	$51,429	$68,632	$(25,997)	$1,650	$102,927

Comprehensive income:
Net income for 2002	$14,221	—	—	14,221	—	—	14,221
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	2,472	—	—	—	—	2,472	2,472

Comprehensive income	$16,693

4 for 3 stock split		2,403	—	(2,403)	—	—	—
Cash dividends declared, $.87 per share		—	—	(7,123)	—	—	(7,123)
Purchase of treasury stock		—	—	—	(1,372)	—	(1,372)
Exercise of stock options		—	(16)	—	28	—	12
Purchase of fractional shares		—	—	(30)	—	—	(30)

Balance, December 31, 2002		9,616	51,413	73,297	(27,341)	4,122	111,107

Comprehensive income:
Net income for 2003	$13,525	—	—	13,525	—	—	13,525
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(5,618)	—	—	—	—	(5,618)	(5,618)

Comprehensive income	$7,907

Cash dividends declared, $.92 per share		—	—	(7,519)	—	—	(7,519)
Purchase of treasury stock		—	—	—	(430)	—	(430)
Exercise of stock options		—	(13)	—	50	—	37

Balance, December 31, 2003		9,616	51,400	79,303	(27,721)	(1,496)	111,102

(Continued)

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, December 31, 2003 (brought forward)		$9,616	$51,400	$79,303	$(27,721)	$(1,496)	$111,102

Comprehensive income:
Net income for 2004	$12,299	—	—	12,299	—	—	12,299
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(2,878)	—	—	—	—	(2,878)	(2,878)

Comprehensive income	$9,421

Cash dividends declared, $.96 per share		—	—	(7,835)	—	—	(7,835)
Purchase of treasury stock		—	—	—	(346)	—	(346)
Exercise of stock options		—	(1)	—	95	—	94
Intrinsic value of stock options converted to affect acquisition		—	354	—	—	—	354
Tax benefit of stock options purchased to affect acquisition		—	1,976	—	—	—	1,976

Balance, December 31, 2004		$9,616	$53,729	$83,767	$(27,972)	$(4,374)	$114,766

The accompanying notes are an integral part of these statements

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,299	$13,525	$14,221
Adjustments to reconcile net income to net cash:
Depreciation and amortization	3,577	1,920	2,031
Deferred income taxes	517	759	719
Provision for loan losses	3,522	2,770	2,790
Increase in cash value of life insurance, net	(705)	(850)	(902)
Securities amortization and accretion, net	2,053	2,577	1,793
FHLB discount accretion	(255)	—	—
Tax benefit of stock options purchased to affect acquisition	1,976	—	—
Gains on sale of securities, net	(223)	(1,376)	(457)
Changes in:
Interest receivable	(1,351)	1,293	747
Other assets	(6,326)	4,359	(926)
Interest payable	637	(370)	(658)
Other liabilities	263	(1,045)	385

Net cash provided by operating activities	15,984	23,562	19,743

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for acquisition	(43,291)	—	—
Purchases of securities available-for-sale	(182,005)	(268,634)	(188,374)
Purchases of other securities	(1,490)	(722)	(534)
Proceeds from sales of securities available-for-sale	33,961	114,705	43,555
Proceeds from sale of securities held-to-maturity	7,890	—	—
Proceeds from maturities and calls of securities available-for-sale	102,772	154,357	91,392
Proceeds from maturities and calls of securities held-to-maturity	5,299	5,556	3,450
(Increase) decrease in loans	(24,778)	(14,117)	35,822
Additions to premises and equipment	(2,974)	(1,679)	(1,313)
Surrender of bank-owned life insurance	—	251	—
Investment in unconsolidated statutory trust	—	(928)	—
Investment in limited partnership	—	(814)	—

Net cash used in investing activities	(104,616)	(12,025)	(16,002)

(Continued)

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Continued)	2004	2003	2002
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$71,220	$(1,608)	$6,744
Dividends paid on common stock	(7,837)	(7,359)	(7,053)
Net change in federal funds purchased and securities sold under agreement to repurchase	395	(7,629)	8,974
Proceeds from issuance of long-term debt	84,500	20,000	44,500
Repayment of long-term debt	(88,222)	(23,734)	(42,153)
Proceeds from issuance of subordinated debentures, net of issue cost	—	30,523	—
Exercise of stock options	94	37	12
Acquisition of stock	(346)	(430)	(1,372)

Net cash provided by financing activities	59,804	9,800	9,652

Net increase (decrease) in cash and cash equivalents	(28,828)	21,337	13,393
Cash and cash equivalents at beginning of year	78,255	56,918	43,525

Cash and cash equivalents at end of year	$49,427	$78,255	$56,918

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES

NBC Capital Corporation (the “Corporation”) and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry.

1.    Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and National Bank of Commerce (“NBC”), a wholly-owned subsidiary of the Corporation, Enterprise National Bank (“ENB”), a wholly-owned subsidiary of the Corporation, First National Finance Company, a wholly-owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of NBC, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of NBC, NBC Service Corporation, a wholly-owned subsidiary of NBC, and Commerce National Insurance Company, a 79%-owned subsidiary of NBC Service Corporation.

Significant intercompany accounts and transactions have been eliminated.

2.    Nature of Operations

The Corporation is a financial holding company. Its primary assets are its investments in its subsidiary banks. NBC provides full banking services, including trust services. NBC operates under a national bank charter and is subject to regulation of the Office of the Comptroller of the Currency. The area served by NBC is the North Central region of Mississippi with locations in ten communities and the Tuscaloosa, Alabama area. ENB, which also provides full banking services and operates under a national bank charter, is also subject to regulation of the Office of the Comptroller of the Currency. The area served by ENB is the eastern portion of Memphis, Tennessee market area. Galloway-Chandler-McKinney Insurance Agency, Inc., operates insurance agencies in the NBC servicing area. NBC Insurance Services of Alabama, Inc., sells annuity contracts in the State of Alabama. The primary asset of NBC Service Corporation is its investment in Commerce National Insurance Company, a life insurance company. First National Finance Company was a finance company located in West Point, Mississippi. During 2003, the assets of the finance company were sold and operations discontinued. During 2004, the finance company was liquidated. The transaction was not material to the consolidated financial statements.

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

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

4.    Securities

Securities are accounted for as follows:

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2004 and 2003.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of required investments in the Federal Home Loan Bank and Federal Reserve Bank.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific allocations are based on a regular review of all loans over a fixed-dollar amount and where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off. The analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

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

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Other identifiable intangible assets consists primarily of the core deposit premium arising from the acquisitions. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

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

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

10.    Income Taxes (Continued)

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

On January 1, 2001, the Corporation and its subsidiaries adopted a defined contribution profit sharing plan. Employer contributions are made annually equal to 3% of each participant’s base pay. Participant accounts are 100% vested upon completion of five years of service.

The Corporation and its subsidiaries provide a deferred compensation arrangement [401(k)] plan whereby employees contribute a percentage of their compensation. The Plan provides for matching contributions of fifty percent of employee contributions of six percent or less for employees with less than twenty years of service. For employees with service of twenty years or more, the matching contribution is seventy-five percent of employee contributions of six percent or less.

Employees participate in a nonleveraged Employee Stock Ownership Plan (“ESOP”) through which common stock of the Corporation is purchased at its market price for the benefit of employees. Effective January 1, 2001, the ESOP plan was amended to freeze the plan and to allow no new entrants into the ESOP. All participants at December 31, 2000, became 100% vested in their accounts. The ESOP is accounted for in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

13.    Employee Benefits (Continued)

The Corporation has a supplemental retirement plan that originated from an acquired bank for certain directors and officers of that acquired bank. Life insurance contracts have been purchased which may be used to fund payments under the plans. The annual cost charged to expense and the estimated present value of the projected payments are actuarially determined in accordance with the provisions of FASB Statement No. 87, “Employers’ Accounting for Pensions.”

The Corporation has entered into agreements with certain senior officers to establish an indexed retirement plan. Benefit amounts are based on additional earnings from bank owned life insurance (“BOLI”) policies compared to the yield on treasury securities. Benefit payments are not guaranteed because there may not be a positive spread between BOLI earnings and the yield on selected treasury securities. However, life insurance assets have historically generated more net earnings than treasury securities. The annual cost charged to expense and the estimated present value of the projected payments are determined in accordance with the provisions of Accounting Principles Board (“APB”) No. 12 relating to deferred compensation contracts.

The Corporation provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their annual compensation. The Corporation may, but is not obligated to contribute to the plan. Amounts contributed to this plan are credited to a separate booking account for each participant and are subject to a risk of loss in the event of the Corporation’s insolvency. There were no contributions to this plan in 2004.

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

The Corporation has invested in a low income housing partnership as a 99% limited partner. The partnership has qualified to receive annual low income housing federal tax credits which are recognized as a reduction of current tax expense. The investment is accounted for using the equity method.

The Corporation invests in BOLI, which involves the purchasing of life insurance on a chosen number of employees. The Corporation is the owner of the policies and, accordingly, the cash surrender value of the policies is included in other assets, and increases in cash surrender values are reported as income.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)

Net income as reported	$12,299	$13,525	$14,221
Deduct stock-based compensation expense determined under fair value based method	261	181	214

Pro forma net income	$12,038	$13,344	$14,007

Basic net income per share as reported	$1.51	$1.65	$1.73
Pro forma basic net income per share	1.47	1.63	1.71

Diluted net income per share as reported	1.50	1.65	1.73
Pro forma diluted net income per share	1.47	1.63	1.70

The estimated fair value of the options granted under the stock option plan during the years ended December 31, 2004 and 2002, was computed using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 3.75% and 3.62%, expected volatility of 32% and 22%, risk-free interest rates of 4.48% and 4.51%, and expected lives of 7.56 years and 6.75 years, respectively. No grants were issued during the year ended December 31, 2003.

16.    Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one to seven day periods.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Basic Net Income Per Share
Weighted average common shares outstanding	8,162	8,174	8,213

Net income	$12,299	$13,525	$14,221

Basic net income per share	$1.51	$1.65	$1.73

Diluted Net Income Per Share
Weighted average common shares outstanding	8,162	8,174	8,213
Net effect of the assumed exercise of stock options based on the treasury stock method	39	13	15

Total weighted average common shares and common stock equivalents outstanding	8,201	8,187	8,228

Net income	$12,299	$13,525	$14,221

Diluted net income per share	$1.50	$1.65	$1.73

18.    Stock Split

On July 30, 2002, the Corporation announced a four-for-three stock split effected in the form of a 33-1/3% stock dividend on September 9, 2002. Shareholders’ equity, as presented in the consolidated financial statements, reflects the issuance of 2,403,144 shares of the Corporation’s common stock.

19.    Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, standby letters of credit and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

20.    Business Segments

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers. Management believes the Corporation’s principal activity is commercial banking and that any other activities are not considered significant segments.

21.    Reclassifications

Certain amounts reported in prior years have been reclassified to conform with the 2004 presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

22.    Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”. FASB Statement No. 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under Statement No. 123(R) shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Corporation anticipates adopting Statement No. 123(R) beginning in the quarter ending September 30, 2005 using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Although the Corporation’s adoption of Statement No. 123(R) will have an impact on the Corporation’s financial position and results of operations, management is still evaluating the potential impact from adopting this statement and at this time, does not believe the impact will be material.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

22.    Accounting Pronouncements (Continued)

In March 2004, the Emerging Issues Task Force reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Until final guidance is issued, the Corporation is not able to determine the impact of this pronouncement on its financial position or future results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their expected cash flows and their contractual cash flows, due in part to credit quality. The SOP requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future excess of contractual cash flows over the original expected cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as an impairment and expensed immediately. Valuation allowances cannot be created or “carried over” in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Loans acquired in fiscal years beginning on or before December 15, 2004, that the Corporation has accounted for using Practice Bulletin 6 will account for decreases in cash flows expected to be collected under the provisions of SOP 03-3 prospectively for fiscal years beginning after December 15, 2004.

NOTE B - ACQUISITION

Following the close of business on March 31, 2004, the Corporation acquired Enterprise Bancshares, Inc. (Enterprise), the parent company of ENB, in a business combination accounted for under the purchase method of accounting. ENB is a national bank that operates three banking offices in Memphis, Tennessee. The acquisition allows the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was valued at $55.2 million. Each shareholder of Enterprise stock received $48 per share, for total cash of $47.7 million. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise for the difference between the grant price of the options and $48 for each share subject to the option. This amounted to an additional $5.2 million.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITION (Continued)

Three of the option holders converted their options into options to purchase approximately 39,000 shares of the Corporation’s common stock, with an intrinsic value of $354,000. The acquisition price also includes direct costs totaling approximately $2.0 million, consisting of investment banking fees, legal fees, severance arrangements and other professional costs.

The assets and liabilities of Enterprise were recorded on the balance sheet at their respective fair market values as of the closing date. The results of Enterprise’s operations are included in the Corporation’s Consolidated Statements of Income from April 1, 2004 through the end of the year.

The following table summarizes the allocation of the purchase price to assets and liabilities acquired on April 1, 2004 (In thousands):

Cash and cash equivalents	$9,613
Securities	59,453
Loans	214,708
Less allowance for loan losses	(4,547)

Net loans	210,161
Premises and equipment	2,994
Goodwill	33,496
Core deposit intangible	5,461
Other assets	8,363

$329,541

Deposits	$229,314
Borrowed funds	36,510
Other liabilities	8,490
Equity	55,227

$329,541

Goodwill resulting from the acquisition is not deductible for income tax reporting purposes.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITION (Continued)

The Corporation’s unaudited pro forma summarized results of operations for the years ended December 31, 2004 and 2003 assuming Enterprise had been acquired as of January 1, 2003 are as follows:

	Years Ended December 31,
	2004	2003
	(In thousands)
Interest income	$66,068	$65,246
Interest expense	22,451	24,146

Net interest income	43,617	41,100
Provision for loan losses	4,812	3,185
Noninterest income	20,498	23,312
Noninterest expense	44,814	44,826

Income before income taxes	14,489	16,401
Provision for income taxes	3,125	3,670

Net income before extraordinary items	11,364	12,731
Loss from discontinued operations	232	242
Income tax benefit from discontinued operations	(89)	(75)

Net income from continuing operations	$11,221	$12,564

Earnings per share:
Basic:
Income from continuing operations	$1.39	$1.56
Discontinued operations	(0.02)	(0.02)

Net income	$1.37	$1.54

Diluted:
Income from continuing operations	$1.39	$1.55
Discontinued operations	(0.02)	(0.02)

Net income	$1.37	$1.53

The unaudited pro forma statements of operation presented are not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of each of the periods indicated, nor are they necessarily indicative of the results of operations anticipated in future periods. For the purposes of preparing the pro forma statements of operation, the Corporation has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies. There have been, however, pro forma adjustments to interest expense to reflect the borrowings incurred to fund the purchase of Enterprise as well as pro-rata amortization related to the purchase accounting adjustments to investment securities, fixed assets and borrowings to fair market value following the close of business on March 31, 2004. There is also a pro rata adjustment reflected to show a proportionate share of amortization on the core deposit intangible. The core deposit intangible of $5.5 million is being amortized using an accelerated method of amortization over a ten-year life. These results also include certain costs incurred by Enterprise totaling $1.3 million, net of taxes, in the three months ended March 31, 2004, which related to the Corporation’s acquisition of Enterprise.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITIONS (Continued)

As of the closing date, the Corporation recorded a $1.8 million integration liability. The Corporation’s integration plan has been completed as of December 31, 2004. Reconciliation of the integration liability, as of December 31, 2004, is as follows (In thousands):

	Termination Fees/Contract/ Write-offs	Severance Payments	Finder’s Fee	Total
Balance at acquisition	$320	$917	$531	$1,768
Cash payments	(317)	(917)	(531)	(1,765)

Balance at December 31, 2004	$3	—	—	$3

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2004 and 2003, follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
U. S. Treasury securities	$299	$—	$2	$297
Obligations of other U. S. government agencies	2,198	—	7	2,191
Obligations of states and municipal subdivisions	97,287	612	1,560	96,339
Mortgage-backed securities	314,787	1,156	2,982	312,961
Equity securities	14,999	—	4,475	10,524
Other securities	4,034	146	—	4,180

	$433,604	$1,914	$9,026	$426,492

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$25,445	$2,293	$10	$27,728

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available-for-sale:
U. S. Treasury securities	$300	$1	$—	$301
Obligations of other U. S. government agencies	13,338	12	—	13,350
Obligations of states and municipal subdivisions	48,568	1,520	5	50,083
Mortgage-backed securities	253,555	2,011	3,197	252,369
Equity securities	15,000	—	2,800	12,200
Other securities	2,941	195	—	3,136

	$333,702	$3,739	$6,002	$331,439

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$38,408	$2,812	$38	$41,182

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2004, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$16,382	$16,492	$115	$115
Due after one year through five years	11,762	12,200	2,125	2,178
Due after five years through ten years	21,983	21,908	50	50
Due after ten years	53,610	52,326	23,155	25,385
Mortgage-backed securities and other securities	329,867	323,566	—	—

	$433,604	$426,492	$25,445	$27,728

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

Gross gains of $223,000, $1,385,000, and $534,000, and gross losses of $163,000, $9,000, and $77,000 were realized on securities available-for-sale in 2004, 2003, and 2002, respectively.

In 2004, the Corporation sold securities classified as held-to-maturity that were pre-refunded and were within one year of maturity. The carrying value of the securities sold totaled $7,726,954 and the realized gain was $163,000.

Securities with a carrying value of $265,764,000 and $181,656,000 at December 31, 2004 and 2003, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2004 and 2003, were as follows (In thousands):

	Losses < 12 Months		Losses 12 Months or >		Total
2004	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U. S. Treasury securities	$—	$—	$99	$2	$99	$2
Obligations of other U.S. government agencies	1,692	7	—	—	1,692	7
Obligations of states and municipal subdivisions	55,955	—	1,556	243	4	56,198
Mortgage-backed securities	122,046	—	1,097	58,955	1,885	181,001
Equity securities	—	—	10,525	4,475	10,525	4,475

	$179,693	$2,660	$69,822	$6,366	$249,515	$9,026

2003
Obligations of states and municipal subdivisions	$412	$5	$—	$—	$412	$5
Mortgage-backed securities	107,939	3,197	—	—	107,939	3,197
Equity securities	—	—	12,200	2,800	12,200	2,800

	$108,351	$3,202	$12,200	$2,800	$120,551	$6,002

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

The details concerning securities classified as held-to-maturity with unrealized losses as of December 31, 2004 and 2003, were as follows (In thousands):

	Losses < 12 Months		Losses 12 Months or >		Total
2004	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states and municipal subdivisions	$—	$—	$990	$10	$990	$10

2003
Obligations of states and municipal subdivisions	$—	$—	$962	$38	$962	$38

As of December 31, 2004, approximately 44% of the number of securities in the investment portfolio reflected an unrealized loss. Management is of the opinion the Corporation has the ability to hold these securities until such time as the value recovers or the securities mature. Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

NOTE D - LOANS

Loans outstanding include the following types:

	December 31,
	2004	2003
	(In thousands)
Commercial, financial and agricultural	$155,858	$97,974
Real estate - construction	119,637	38,140
Real estate - mortgage	478,792	386,607
Installment loans to individuals	57,599	56,800
Lease financing receivables	2,740	3,240
Overdrafts	1,111	764
Net deferred costs and fees, premiums and discounts	895	1,369
Other	8,632	4,220

	825,264	589,114
Allowance for loan losses	(10,914)	(6,181)

	$814,350	$582,933

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS (Continued)

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing at December 31 follows:

	2004	2003
	(In thousands)

Lease payments receivable	$1,036	$1,648
Estimated residual value of leased assets	1,884	1,932

Gross investment	2,920	3,580
Unearned income	(180)	(340)

Net investment	$2,740	$3,240

At December 31, 2004, the minimum future lease payments to be received were as follows:

Year	Amount
(In thousands)
2005	$644
2006	234
2007	158
2008	—
2009	—
2010 and After	—

$1,036

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)

Balance at beginning of year	$6,181	$6,029	$6,753
Allowance of acquired entity	4,547	—	—

	10,728	6,029	6,753

Additions:
Provision for loan losses charged to operating expense	3,522	2,770	2,790
Recoveries of loans previously charged off	774	616	660

	4,296	3,386	3,450

Deductions:
Loans charged off	4,110	3,137	4,174
Allowance applicable to finance company loans sold	—	97	—

	4,110	3,234	4,174

Balance at end of year	$10,914	$6,181	$6,029

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS (Continued)

At December 31, 2004 and 2003, the recorded investment in loans considered to be impaired totaled approximately $4,077,000 and $818,000, respectively. The allowance for loan losses related to these loans approximated $2,233,000 and $451,000 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003, was approximately $4.7 million and $1.1 million, respectively. For the years ended December 31, 2004 and 2003, the amount of income recognized on impaired loans was immaterial. At December 31, 2004 and 2003, nonaccrual loans amounted to approximately $3,115,000 and $766,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $1,399,000 and $1,998,000, respectively.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful Lives In Years	December 31,
		2004	2003
		(In thousands)
Premises:
Land	—	$4,395	$3,404
Buildings, construction and improvements	10 - 50	19,345	17,815

		23,740	21,219
Equipment	3 - 10	11,143	8,545

		34,883	29,764
Less accumulated depreciation and amortization		(16,274)	(14,996)

		$18,609	$14,768

The amount charged to operating expenses for depreciation was $2,127,000 for 2004, $1,727,000 for 2003, and $1,875,000 for 2002.

NOTE F - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2004 and 2003 was $253,738,000 and $154,388,000, respectively.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - DEPOSITS (Continued)

At December 31, 2004, the scheduled maturities of time deposits included in interest-bearing deposits are as follows (In thousands):

Year	Amount
2005	$324,644
2006	117,385
2007	55,535
2008	11,385
2009	7,152
Thereafter	1,033

NOTE G - BORROWED FUNDS

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated financial statements. Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

	2004	2003
	($ In thousands)
Balance at year end	$26,799	$17,970
Average balance during the year	30,490	19,778
Average interest rate during the year	.92%	.81%
Maximum month-end balance during the year	44,281	22,899

Securities underlying the repurchase agreements remain under the control of the Corporation.

On December 30, 2003, the Corporation issued $30,928,000 of floating rate junior subordinated deferrable interest debentures to the NBC Capital Corporation (MS) Statutory Trust I (“Trust”), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures were used for the ENB acquisition. The Trust issued $30,000,000 of Trust Preferred Securities (“TPSs”) to investors. The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the TPSs. The TPSs are redeemable at the Corporation’s option on December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. Interest on the debentures and TPSs is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS (Continued)

With the acquisition of Enterprise, the Corporation assumed the liability for an additional $6.2 million in subordinated debentures issued to support TPSs. As a result, the Corporation became the sole shareholder of Enterprise (TN) Statutory Trust I, a Connecticut business trust. The original issue date on these TPSs and subordinated debentures was December 19, 2002 and the maturity date is December 19, 2032. These securities can also be redeemed in whole or in part at any interest payment date after December 19, 2007. The interest rate on these debentures and TPSs is three-month LIBOR plus 325 basis points, and adjusts quarterly. Interest is payable on a quarterly basis.

Other borrowed funds consisted of the following at December 31:

	2004	2003
	(In thousands)
FHLB advances	$131,001	$107,090
Treasury tax and loan note	1,402	2,117

	$132,403	$109,207

Advances due to the FHLB consist of monthly amortized borrowings with maturity dates ranging from April, 2005, through August, 2012. Interest is payable monthly at rates ranging from 1.01% to 7.29%. Advances due to the FHLB are collateralized by FHLB stock, a blanket lien on first mortgage loans in the amount of the outstanding borrowings, and certain securities in the amount of $8,219,000. FHLB advances available and unused at December 31, 2004, totaled $59 million. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2004, are as follows:

Year	Amount
(In thousands)
2005	$44,490
2006	27,590
2007	13,001
2008	11,329
2009	5,733
Thereafter	27,224

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities at December 31, 2004 and 2003, consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Other assets:
Cash surrender value of life insurance	$20,039	$18,358
Deferred income tax benefits	3,633	1,534
Prepaid pension	3,481	2,525
Other real estate	4,463	1,368
Amounts due on mortgage loans originated for secondary market	3,299	1,400
Prepaid expenses and other	8,180	3,983

	$43,095	$29,168

Other liabilities:
Dividends payable	$1,959	$1,961
Accrued expenses	6,081	3,054
Minority interest in subsidiary	1,750	1,740
Other	435	167

	$10,225	$6,922

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Net change in unrealized gains (losses):
Net unrealized gains (losses) on securities available-for-sale	$(4,590)	$(7,172)	$4,194
Reclassification adjustment for (gains) losses on securities available-for-sale	(70)	(1,376)	(457)

Net change in unrealized gains (losses) on securities available-for-sale before tax	(4,660)	(8,548)	3,737

Income tax:
Net unrealized gains (losses) on securities available-for-sale	1,756	2,437	(1,436)
Reclassification adjustment for gains (losses) on securities available-for-sale	26	493	171

Total income tax	1,782	2,930	(1,265)

	$(2,878)	$(5,618)	$2,472

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions (2004—$85,000; 2003—$516,000; 2002 - $171,000) is as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$2,530	$2,951	$3,270
State	710	782	803
Deferred	517	759	719

	$3,757	$4,492	$4,792

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Tax on income before income taxes	$5,459	$6,126	$6,464
Increase (decrease) resulting from:
Tax-exempt income	(1,937)	(2,170)	(2,349)
Nondeductible expenses	271	211	251
State income taxes, net of federal benefit	468	516	530
Tax credits	(172)	(122)	(72)
Other, net	(332)	(69)	(32)

	$3,757	$4,492	$4,792

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,055	$2,318
Unrealized loss on securities available-for-sale	2,722	779
Other	2,111	1,247

Total deferred tax assets	8,888	4,344

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES (Continued)

	December 31,
	2004	2003
	(In thousands)
Deferred tax liabilities:
Premises and equipment	$(780)	$(1,617)
FHLB stock	(1,038)	(761)
Core deposit intangible premium	(1,648)	—
Other	(1,789)	(432)

Total deferred tax liabilities	(5,255)	(2,810)

Net deferred tax asset	$3,633	$1,534

NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

The	following table summarizes goodwill and intangible assets at December 31:

	2004	2003
	(In thousands)
Core deposit intangible, net of accumulated amortization	$4,308	$—
Trademarks	2	—

Total intangible assets	4,310	—

Goodwill	36,349	2,853

Total goodwill and intangible assets	$40,659	$2,853

For the year ended December 2004, core deposit amortization expense was $1,153,000.

Estimated core deposit amortization expense for the next five years and thereafter is:

Year	Amount
(In thousands)
2005	$1,211
2006	872
2007	635
2008	467
2009	349
Thereafter	774

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - STOCK OPTIONS

In connection with a business combination in 1999, the Corporation assumed stock options which were previously granted and converted those options, based upon the appropriate exchange ratio, into options to acquire the Corporation’s common stock. All options were granted with an exercise price of $8.57 per share (as adjusted by the exchange ratio). At December 31, 2004, all options granted had been exercised.

The Corporation has Long-Term Compensation Plans that are administered by a committee appointed by the Corporation’s Board of Directors. Employees eligible to receive incentives under these plans are those designated, individually or by groups or categories, by the committee. The plans are nonqualified stock option plans. The number of shares of Corporation common stock that may be issued under these plans cannot exceed 807,500. The committee may grant options to designated employees at an exercise price not less than the fair market value of the common stock at the date of the grant and the number of shares subject to the option must be designated at the grant date. The option term is determined by the committee, but cannot exceed ten years. Vesting is in equal amounts over a four-year period. In June, 2001, grants for 112,000 shares were issued at an option price of $20.75 per share, in June, 2002, grants for 117,868 shares were issued at an option price of $24.11 per share and in April, 2004, grants for 139,187 shares were issued at an option price of $25.18 per share.

On April 1, 2004, the Corporation acquired Enterprise Bancshares, Inc. At the time of the acquisition, Enterprise had outstanding stock options. At the closing of the transaction, the Corporation gave each holder of Enterprise options the choice of selling their options at the difference between the per share transaction price and the exercise price of the options or exchanging the Enterprise options for options to acquire shares of common stock of the Corporation at the appropriate exchange ratio. As a result of this offer, the Corporation issued 16,731 options at an exercise price of $16.14 per share and 22,308 options at an exercise price of $17.21 per share. All options issued by Enterprise became fully vested at a change of control. As a result, all the options issued to the holders of Enterprise options were fully vested and expire between 2010 and 2013. At December 31, 2004, all of these options were outstanding and exercisable.

A summary of the status of the Corporation’s stock option plans for the three years ended December 31, 2004, follows:

	2004		2003		2002
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	224,534	$22.47	230,892	$22.41	114,357	$20.50
Options granted	178,217	23.33	—	—	117,868	24.11
Options exercised	(4,500)	20.75	(2,357)	15.46	(1,333)	8.57

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - STOCK OPTIONS (Continued)

	2004		2003		2002
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Options cancelled	(8,683)	25.18	(4,001)	22.99	—	—

Options outstanding, end of year	389,568	22.83	224,534	22.47	230,892	22.41

Options exercisable at end of year	174,129	20.96	83,456	21.91	29,019	20.32

Weighted average fair value of options granted during year	$6.89		$—		$4.64

The following table summarizes information about stock options outstanding at December 31, 2004:

Exercise Price	Number Outstanding	Remaining Contractual Life In Years	Number Exercisable
$ 20.75	104,833	6.5	77,495
24.11	115,201	7.5	57,595
25.18	130,495	9.7	—
16.14	5,577	6.0	5,577
17.21	11,154	7.0	11,154
17.21	11,154	8.0	11,154
16.14	11,154	9.0	11,154

NOTE M - EMPLOYEE BENEFITS

The following table sets forth the defined benefit plan’s funded status and amounts recognized in the Corporation’s consolidated financial statements at December 31, 2004 and 2003:

	December 31,
	2004	2003
	($ In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,583	$10,587
Service cost	573	550
Interest cost	723	687

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYEE BENEFITS (Continued)

	December 31,
	2004	2003
	($ In thousands)
Actuarial loss	731	305
Administrative expenses paid	(95)	(72)
Benefits paid	(742)	(640)
Plan change	—	166

Benefit obligation at end of year	12,773	11,583

Change in plan assets:
Fair value of plan assets at beginning of year	9,928	7,899
Return on plan assets	999	1,351
Employer contributions	1,723	1,390
Administrative expenses paid	(94)	(72)
Benefits paid	(742)	(640)

Fair value of plan assets at end of year	11,814	9,928

Funded status	(959)	(1,655)
Unrecognized net actuarial loss	5,330	5,196
Unrecognized prior service cost	(890)	(1,016)

Prepaid benefit cost	$3,481	$2,525

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.50%
Compensation increase rate	4.00%	4.00%
Measurement date	12/31/04	12/31/03
Census date	01/01/04	01/01/03

Weighted average assumptions used to determine net periodic benefit cost at December 31:	2004	2003	2002
Discount rate	6.50%	6.50%	6.75%
Expected return on plan assets	7.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYEE BENEFITS (Continued)

	Years ended December 31
	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$573	$550	$454
Interest cost	723	687	652
Expected return on plan assets	(753)	(736)	(767)
Amortization of prior service costs	(126)	(126)	(140)
Recognized net actuarial loss	350	272	162

Net periodic benefit cost	$767	$647	$361

The accumulated benefit obligation for the defined benefit pension plan was $9.9 million and $9.0 million at December 31, 2004 and 2003, respectively.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follow:

Year	Amount
(In thousands)
2005	$936
2006	1,662
2007	1,390
2008	1,540
2009	734
2010-2014	6,137

Total	$12,399

In determining the expected return on plan assets, the Corporation considers the relative weighting of plan assets, the historical performance of total plan assets, individual asset classes, and economic and other indicators of future performance. In addition, the Corporation may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

The Corporation’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31,
	2004	2003
Asset Category
Equity securities	63%	52%
Debt securities	30%	32%
Cash and cash equivalents	7%	16%

Total	100%	100%

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYEE BENEFITS (Continued)

The primary investment objective of the Corporation’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested in a global growth and income asset allocation model which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. The assets are allocated in a target mix of 30% fixed income, 64% equity and 6% money market. The fixed income class is divided among a short-term government bond fund and a core fixed income bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. The diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions and cash contributions by the Corporation, the target percentages may not be achieved at any one point in time.

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

The Corporation does not expect to make a contribution to its pension plan in 2005.

No contributions were made to the Corporation’s non-leveraged ESOP in each of the three years ended December 31, 2004. At December 31, 2004, the plan held 403,897 shares of the Corporation’s common stock. Contributions to the 401(k) plan amounted to $468,000 in 2004, $402,000 in 2003, and $417,000 in 2002. Expense for the defined contribution plan totaled $467,000 in 2004, $392,000 in 2003 and $451,000 in 2002.

The accrued liability for the index retirement and deferred compensation plans was $3,129,000 and $2,165,000 at December 31, 2004 and 2003 respectively. The amounts recognized in compensation expense were $541,000, $356,000 and $363,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

NOTE N - TREASURY STOCK

Shares held in treasury totaled 1,453,295 at December 31, 2004, and 1,443,995 at December 31, 2003. Upon the exercise of stock options, 4,500, 2,357, and 1,333 treasury shares were issued in 2004, 2003, and 2002, respectively.

Beginning in 2001, the Corporation initiated a stock repurchase program of up to 5%, or 413,333 shares of the Corporation’s common stock. Stock repurchases were carried out through open market purchases, block trades, and in negotiated private purchases. The Board of Directors approved the continuation of the program and at December 31, 2004, the Corporation had the authority, at its discretion, to purchase 298,873 additional shares of its common stock.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2004 and 2003 is summarized as follows:

	December 31,
	2004	2003
	(In thousands)

Loans outstanding at beginning of year	$20,140	$23,899
New loans	18,110	11,313
Repayments	(5,015)	(15,072)

Loans outstanding at end of year	$33,235	$20,140

Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and shareholders.

NOTE P - REGULATORY MATTERS

Any dividends paid by the Corporation are provided from dividends received from its subsidiary banks. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the Comptroller of the Currency is limited to the current year’s net profits (as defined by the Comptroller of the Currency) and retained net profits of the two preceding years.

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

To ensure capital adequacy, quantitative measures have been established by regulators and these require the Corporation and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted average total assets (leverage). Management believes, as of December 31, 2004, that the Corporation and its subsidiary banks exceed all capital adequacy requirements.

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - REGULATORY MATTERS (Continued)

The subsidiary banks were categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier I risk-based capital ratio of 6% or more, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	NBC Capital Corporation (Consolidated)		NBC		ENB
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ In thousands)
December 31, 2004:
Total risk-based	$124,194	13.4%	$90,544	13.5%	$27,310	10.6%
Tier I risk-based	113,280	12.2%	84,764	12.6%	24,091	9.4%
Tier I leverage	113,280	8.2%	84,764	7.8%	24,091	7.9%

December 31, 2003:
Total risk-based	$145,818	22.6%	$113,279	17.8%	N/A	N/A
Tier I risk-base	139,637	21.6%	107,097	16.8%	N/A	N/A
Tier I leverage	139,637	13.3%	107,097	10.3%	N/A	N/A

The minimum amounts of capital and ratios as established by banking regulators are as follows:
December 31, 2004:
Total risk-based	$74,154	8.0%	$53,688	8.0%	$20,449	8.0%
Tier I risk-based	37,077	4.0%	26,844	4.0%	10,224	4.0%
Tier I leverage	55,443	4.0%	43,286	4.0%	12,234	4.0%
December 31, 2003:
Total risk-based	$51,719	8.0%	$51,018	8.0%	N/A	N/A
Tier I risk-based	25,860	4.0%	25,509	4.0%	N/A	N/A
Tier I leverage	31,386	3.0%	31,106	3.0%	N/A	N/A

The Corporation is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2004 and 2003, the required reserve balance on deposit with the Federal Reserve Bank was approximately $625,000 and 600,000, respectively.

NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, credit card lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at December 31, 2004 and 2003, is as follows:

	Contractual Amount December 31,
	2004	2003
	(In thousands)

Commitments to extend credit	$175,155	$113,509
Standby letters of credit	7,621	4,829

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2004, nor are any significant losses as a result of these transactions anticipated. At December 31, 2004, the carrying amount of the liability related to the guarantee of the standby letters of credit was $59,973.

The Corporation leases various premises and equipment under operating leases. At December 31, 2004, future minimum rental commitments are as follows (In thousands):

Year	Amount
2005	$711
2006	586
2007	465
2008	439
2009	387
Thereafter	1,501

Rental expense for premises and equipment for the years ended December 31, 2004, 2003 and 2002, was $691,000, $456,000, and $430,000, respectively.

The Corporation is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the Corporation’s consolidated financial statements.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - CONCENTRATIONS OF CREDIT

Most of the loans, commitments and letters of credit have been granted to customers in the Corporation’s market areas. Generally, such customers are also depositors. Investments in state and municipal securities also involve governmental entities within the Corporation’s market areas. The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.

NOTE S - SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid during the year for:
Interest	$21,071	$18,251	$23,534
Income taxes, net of refunds	3,586	4,317	4,612

Non-cash activities:
Transfers of loans to other real estate	2,764	1,415	1,075

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

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of other securities which consist of FHLB stock and Federal Reserve Bank stock is estimated to be the carrying value, which is par.

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair values of demand deposits are, as required by Statement No. 107, equal to the

(Continued)

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

FHLB and Other Borrowings – The fair value of the fixed rate borrowings is estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of any variable rate borrowings approximates their fair values.

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

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$49,427	$49,427	$78,255	$78,255
Securities available-for-sale	426,492	426,492	331,439	331,439
Securities held-to-maturity	25,445	27,728	38,408	41,182
Other securities	13,833	13,833	9,088	9,088
Loans	814,350	810,672	582,933	580,547
Liabilities:
Noninterest-bearing deposits	132,843	132,843	109,479	109,479
Interest-bearing deposits	983,530	946,055	706,360	707,207
Federal funds purchased and securities sold under agreements to repurchase	26,799	26,799	17,970	17,970
Subordinated debentures	37,114	37,114	30,928	30,928
FHLB and other borrowings	132,403	131,803	109,207	109,443

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2004 and 2003, and statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002, of NBC Capital Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands)
Assets
Cash and cash equivalents	$905	$31,128
Investment in and advances to subsidiaries	152,134	111,765
Other assets	1,273	1,501

	$154,312	$144,394

Liabilities and Shareholders’ Equity
Dividends payable and other liabilities	$2,432	$2,364
Subordinated debentures	37,114	30,928
Shareholders’ equity	114,766	111,102

	$154,312	$144,394

STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Dividends from subsidiaries	$34,134	$9,123	$8,123
Other	153	11	14

Total Income	34,287	9,134	8,137
Total expense	2,065	371	407

Income before income taxes and equity in undistributed earnings of subsidiaries	32,222	8,763	7,730
Income tax benefit	724	132	147

Income before equity in undistributed earnings of subsidiaries	32,946	8,895	7,877
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends	(20,647)	4,630	6,344

Net income	$12,299	$13,525	$14,221

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - CONDENSED PARENT COMPANY STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities
Net income	$12,299	$13,525	$14,221
Equity in subsidiaries’ earnings in excess of (less than) dividends	20,647	(4,630)	(6,344)
Other, net	(2,438)	(749)	(174)

Net cash provided by operating activities	30,508	8,146	7,703

Cash Flows From Investing Activities
Investment in statutory trust	—	(928)	—
Purchase of subsidiary	(52,827)	—	—
Liquidation of subsidiary	185	—	—

Net cash used in financing activities	(52,642)	(928)	—

Cash Flows From Financing Activities
Dividends paid on common stock	(7,837)	(7,359)	(7,053)
Acquisition of stock	(346)	(430)	(1,372)
Proceeds from issuance of subordinated debentures	—	30,928	—
Other, net	94	37	71

Net cash provided by (used in) financing activities	(8,089)	23,176	(8,354)

Net increase (decrease) in cash and cash equivalents	(30,223)	30,394	(651)

Cash and cash equivalents at beginning of year	31,128	734	1,385

Cash and cash equivalents at end of year	$905	$31,128	$734

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
2004
Total interest income	$12,669	$16,129	$16,466	$17,120
Total interest expense	4,226	5,357	5,698	5,905

Net interest income	8,443	10,772	10,768	11,215
Provision for loan losses	675	805	805	1,237

Net interest income after provision for loan losses	7,768	9,967	9,963	9,978
Total noninterest income, excluding securities gains	4,849	5,096	5,199	4,740
Securities gains	8	89	33	93
Total noninterest expenses	8,384	11,388	10,938	11,017
Income taxes	1,148	1,103	1,096	410

Net income	$3,093	$2,661	$3,161	$3,384

Per share:
Net income	$.38	$.33	$.39	$.41
Net income, diluted	.38	.33	.39	.41
Cash dividends declared	.24	.24	.24	.24

2003
Total interest income	$13,634	$12,946	$12,356	$12,641
Total interest expense	4,951	4,638	4,270	4,022

Net interest income	8,683	8,308	8,086	8,619
Provision for loan losses	750	740	680	600

Net interest income after provision for loan losses	7,933	7,568	7,406	8,019
Total noninterest income, excluding securities gains (losses)	4,623	4,955	5,173	4,518
Securities gains (losses)	701	667	(6)	14
Total noninterest expenses	8,415	8,442	8,412	8,285
Income taxes	1,259	1,245	1,046	942

Net income	$3,583	$3,503	$3,115	$3,324

Per share:
Net income	$.44	$.43	$.38	$.41
Net income, diluted	.44	.43	.38	.41
Cash dividends declared	.22	.22	.24	.24

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

There have been no changes in the internal controls over financial reporting identified in connection with the evaluation, referred to in the preceding paragraph, that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is made to the material under the captions; “Election of Directors” in the Company’s proxy statement for its 2005 annual meeting, which is incorporated herein by reference, and to “Executive Officers”, included in Part I, Item 1, of this report.

The Company has a Code of Ethics for all its directors, officers and employees. Section IV of the Code of Ethics specifically addresses the special code of ethics adopted for the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. This Code of Ethics is posted on the Company’s website at www.nbcbankline.com under the investor relations tab and under the Corporate Governance index.

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the caption, “Executive Compensation” in the Company’s proxy statement, for its 2005 annual meeting, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the caption, “Stock Ownership of Directors, Officers, and Principal Shareholders,” in the Company’s proxy statement for its 2005 annual meeting, which is incorporated herein by reference.

Equity Compensation Plan Information:

(a)

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,495	$25.18	455,505

Equity compensation plans not approved by security holders	345,073	$22.52	1,470

(b)	Note L to the Corporation’s Notes to Consolidated Financial Statements and the information contained under the caption, “Stock Option Plan” in the Corporation’s proxy statement to be mailed to shareholders in connection with the Corporation’s 2005 annual meeting of shareholders should also be read in connection with this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to, “Certain Relationships, Related Transactions and Indebtedness” in the Company’s proxy statement for its 2005 annual meeting, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to “Principal Accounting Fees and Services” in the Company’s proxy statement for its 2005 annual meeting, which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1.	Financial Statements

The following consolidated financial statements and report of independent auditors of NBC Capital Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2004:

Report of Independent Auditors

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Income—Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3(a)&(c). Exhibits:

1.	None

2.	None

3.1	Articles of Incorporation of NBC Capital Corporation (included as Exhibit B to NBC Capital Corporation’s Definitive Proxy Statement dated March 20, 1998, and filed with the Commission on March 18, 1998, Commission File No. 0-12885, which Exhibit B is incorporated herein by reference)

3.2	Amendment to the Articles of Incorporation of NBC Capital Corporation (included as Exhibit 3.i to Form 10-Q dated August 11, 2003) and incorporated herein by reference.

3.3	By-laws of NBC Capital Corporation (included as Exhibit 3(b) to NBC Capital Corporation’s Registration Statement on Form S-4A, filed with the Commission on November 4, 1998, Commission File No. 333-65545, which Exhibit 3(b) is incorporated herein by reference.

4.1	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee (included as Exhibit 4 to Form 10-K for the year ended December 31,2003, dated March 9, 2004) and incorporated herein by reference.

4.2	Indenture Agreement dated as of December 19, 2002, between Enterprise Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (included as Exhibit 4.1 to Form 8-K, dated April 1, 2004) and incorporated herein by reference.

4.3	Supplemental Indenture dated March 31, 2004, between NBC Capital Corporation (as successor by merger to Enterprise Bancshares, Inc.) and U. S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as trustee (included as Exhibit 4.2 to Form 8-K, dated April 1, 2004) and incorporated herein by reference.

5 - 9.	None

10.1	1993 Incentive Stock Option Plan and 1993 Stock Option Plan for Outside Directors of FFBS Bancorp, Inc., assumed by NBC Capital Corporation (incorporated by reference to Exhibit A of Form S-8 filed September 20, 1999) and incorporated herein by reference.

10.2	2001 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed August 8, 2001) and incorporation herein by reference.

10.3	Salary Reduction Thrift Plan (incorporated by reference to Exhibit 4.3 of Form S-8 filed December 13, 2001) and incorporated herein by reference.

10.4	2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed June 24,2003) and incorporated herein by reference.

10.5	Employment Agreement Dated May 16, 2003, by and Between NBC Capital Corporation and Richard T. Haston (incorporated by reference to Exhibit 10.3 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.6	Employment Agreement Dated June 4, 2003, by and Between NBC Capital Corporation and Mark A. Abernathy (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.7	Employment Agreement Dated June 18 2003, by and Between NBC Capital Corporation and Lewis F. Mallory, Jr., (incorporated by reference to Exhibit 10.1 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.8	NBC Capital Corporation 2005 Deferred Compensation Plan, (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 7, 2004) and incorporated herein by reference.

11 - 13	None

14	NBC Capital Corporation Code of Ethics is listed on Company’s web site

15 - 20	None

21.	Subsidiaries of Company

22.	None

23.	Consent of Independent Auditors

24.	None

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certificate pursuant to 18 U. S. C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certificate pursuant to 18 U. S. C., Section 1350 as adopted pursuant to Section 906 of the Sarbanse-Oxley Act of 2002 – Chief Financial Officer.

99.	None

(b)	Form 8-K

A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended September 30, 2004. The press release was made public after the market close on October 20, 2004 and included in a Current Report on Form 8-K filed on October 20, 2004.

A Form 8-K was filed to announce the adoption on the NBC Capital Corporation 2005 Deferred Compensation Plan. The plan was filed as Exhibit 10.1 to a Current Report on Form 8-K filed on December 7, 2004.

(d)	Financial statement schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBC CAPITAL CORPORATION
(Registrant)

By	/s/ L. F. Mallory, Jr.
L. F. Mallory, Jr.
Chairman of Board and Chief Executive Officer

By	/s/ Mark A. Abernathy
Mark A. Abernathy
President and Chief Operating Officer

By	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President, CFO, and Treasurer (Chief Financial and Accounting Officer)

By	/s/ J. Aubrey Adair
J. Aubrey Adair
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ James C. Galloway, Jr. (Director)	/s/ Robert A. Cunningham (Director)

/s/ Henry S. Weiss (Director)	/s/ Dan R. Lee (Director)

/S/ Robert S. Caldwell, Jr. (Director)	/s/ J. Nutie Dowdle (Director)

/s/ David Byars (Director)	/s/ Robert S. Jones (Director)

/s/ Allen B. Puckett, III (Director)	/s/ Hunter M. Gholson (Director)

/s/ Thomas J. Prince, Jr. (Director)

Date: March 8, 2005