Form 10-K/A
period 2004-12-31
NBC CAPITAL CORP
filed 2005-04-28
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-15773

NBC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0694775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NBC Plaza, Starkville, Mississippi	39759
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (662)-323-1341

Title of each class:	Name of Each Exchange on which Registered
Common stock, $1 par value	American Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not continued herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of February 28, 2005 was $155,037,887.

The number of shares of the registrant’s common stock outstanding on March 31, 2005 was 8,164,511.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

NBC Capital Corporation (the “Company” or the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 14, 2005) pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its annual report on Form 10-K to be filed not later than forty five days after the prescribed period for filing such annual report on Form 10-K. In accordance with the exemptive order, the Company is filing this Amendment to:

•	include a Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting;

•	include management’s report on internal control over financial reporting; and

•	include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions listed above.

Additionally, the Company is taking this opportunity to correct typographical errors that were included in the Form 10-K filed with the Securities and Exchange Commission on March 14, 2005. These corrected pages include the following:

•	Item 8 – Financial Statements and Supplementary Data – a corrected Balance Sheet;

•	Item 8 – Financial Statements and Supplementary Data – a corrected Note C of the Notes to Consolidated Financial Statements; and

•	Exhibits – a corrected Exhibit 21 – Subsidiaries of NBC Capital Corporation.

Except for the amendments described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
	(In thousands)
ASSETS

Cash and due from banks	$20,469	$22,765
Interest-bearing deposits with banks	4,600	35,444
Federal funds sold	24,358	20,046

Total cash and cash equivalents	49,427	78,255

Securities available-for-sale	426,492	331,439
Securities held-to-maturity (estimated fair value of $27,728 in 2004 and $41,182 in 2003)	25,445	38,408
Other securities	13,833	9,088

Total securities	465,770	378,935

Loans	825,264	589,114
Less allowance for loan losses	(10,914)	(6,181)

Net loans	814,350	582,933

Interest receivable	7,663	6,312
Premises and equipment	18,609	14,768
Goodwill and other intangible assets	40,659	2,853
Other assets	43,095	29,168

Total Assets	$1,439,573	$1,093,224

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$132,843	$109,479
Interest-bearing deposits	983,530	706,360

Total deposits	1,116,373	815,839
Interest payable	1,893	1,256
Federal funds purchased and securities sold under agreements to repurchase	26,799	17,970
Subordinated debentures	37,114	30,928
Other borrowed funds	132,403	109,207
Other liabilities	10,225	6,922

Total liabilities	1,324,807	982,122

Shareholders’ equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2004 and 2003; issued 9,615,806 shares in 2004 and 2003	9,616	9,616
Surplus	53,729	51,400
Retained earnings	83,767	79,303
Accumulated other comprehensive income (loss)	(4,374)	(1,496)
Treasury stock, at cost	(27,972)	(27,721)

Total shareholders’ equity	114,766	111,102

Total Liabilities and Shareholders’ Equity	$1,439,573	$1,093,224

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

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2004 and 2003, were as follows (In thousands):

	Losses < 12 Months		Losses 12 Months or >		Total
2004	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U. S. Treasury securities	$—	$—	$99	$2	$99	$2
Obligations of other U.S. government agencies	1,692	7	—	—	1,692	7
Obligations of states and municipal subdivisions	55,955	1,556	243	4	56,198	1,560
Mortgage-backed securities	122,046	1,097	58,955	1,885	181,001	2,982
Equity securities	—	—	10,525	4,475	10,525	4,475

	$179,693	$2,660	$69,822	$6,366	$249,515	$9,026

2003
Obligations of states and municipal subdivisions	$412	$5	$—	$—	$412	$5
Mortgage-backed securities	107,939	3,197	—	—	107,939	3,197
Equity securities	—	—	12,200	2,800	12,200	2,800

	$108,351	$3,202	$12,200	$2,800	$120,551	$6,002

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

ITEM 9A. – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s system evolves with its business.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of NBC Capital Corporation (“The Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, establishes policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that assets are adequately safeguarded and that the accounting records, which are the basis for the preparation of the financial statements, are reliable.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented, or overridden or misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, an effective system of control will provide only reasonable assurance with respect to the financial statement preparation.

The Board of Directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure. The audit committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. Both the independent registered public accounting firm and the internal auditors have direct confidential access to the audit committee at all times to discuss the results of their examinations.

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. This evaluation was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by the Company’s independent registered accounting firm, whose report follows this report.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

NBC Capital Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that NBC Capital Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NBC Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NBC Capital Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, NBC Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

To the Audit Committee of the

Board of Directors and Shareholders of

NBC Capital Corporation

April 15, 2005

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBC Capital Corporation and subsidiaries and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated January 28, 2005, expressed an unqualified opinion.

/s/ T. E. Lott & Company

Columbus, Mississippi

April 15, 2005

ITEM 15 – EXHIBITS

3(a)&(c). Exhibits:

1.	None

2.	None

3.1	Articles of Incorporation of NBC Capital Corporation (included as Exhibit B to NBC Capital Corporation’s Definitive Proxy Statement dated March 20, 1998, and filed with the Commission on March 18, 1998, Commission File No. 0-12885, which Exhibit B is incorporated herein by reference)

3.2	Amendment to the Articles of Incorporation of NBC Capital Corporation (included as Exhibit 3.i to Form 10-Q dated August 11, 2003) and incorporated herein by reference.

3.3	By-laws of NBC Capital Corporation (included as Exhibit 3(b) to NBC Capital Corporation’s Registration Statement on Form S-4A, filed with the Commission on November 4, 1998, Commission File No. 333-65545, which Exhibit 3(b) is incorporated herein by reference.

4.1	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee (included as Exhibit 4 to Form 10-K for the year ended December 31,2003, dated March 9, 2004) and incorporated herein by reference.

4.2	Indenture Agreement dated as of December 19, 2002, between Enterprise Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (included as Exhibit 4.1 to Form 8-K, dated April 1, 2004) and incorporated herein by reference.

4.3	Supplemental Indenture dated March 31, 2004, between NBC Capital Corporation (as successor by merger to Enterprise Bancshares, Inc.) and U. S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as trustee (included as Exhibit 4.2 to Form 8-K, dated April 1, 2004) and incorporated herein by reference.

5 - 9.	None

10.1	1993 Incentive Stock Option Plan and 1993 Stock Option Plan for Outside Directors of FFBS Bancorp, Inc., assumed by NBC Capital Corporation (incorporated by reference to Exhibit A of Form S-8 filed September 20, 1999) and incorporated herein by reference.

10.2	2001 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed August 8, 2001) and incorporation herein by reference.

10.3	Salary Reduction Thrift Plan (incorporated by reference to Exhibit 4.3 of Form S-8 filed December 13, 2001) and incorporated herein by reference.

10.4	2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed June 24, 2003) and incorporated herein by reference.

10.5	Employment Agreement Dated May 16, 2003, by and Between NBC Capital Corporation and Richard T. Haston (incorporated by reference to Exhibit 10.3 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.6	Employment Agreement Dated June 4, 2003, by and Between NBC Capital Corporation and Mark A. Abernathy (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.7	Employment Agreement Dated June 18 2003, by and Between NBC Capital Corporation and Lewis F. Mallory, Jr., (incorporated by reference to Exhibit 10.1 of Form 10-Q filed August 11, 2003) and incorporated herein by reference.

10.8	NBC Capital Corporation 2005 Deferred Compensation Plan, (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 7, 2004) and incorporated herein by reference.

	11 - 13	None

	14	NBC Capital Corporation Code of Ethics is listed on Company’s web site

	15 - 20	None

**	21.	Subsidiaries of Company

	22.	None

*	23.	Consent of Independent Auditors

**	23.1	Consent of Independent Auditors

	24.	None

**	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

**	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

**	32.1	Certificate pursuant to 18 U. S. C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

**	32.2	Certificate pursuant to 18 U. S. C., Section 1350 as adopted pursuant to Section 906 of the Sarbanse-Oxley Act of 2002 – Chief Financial Officer.

	99.	None

*	Filed with the Company’s original Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 14, 2005
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBC CAPITAL CORPORATION

(Registrant)

By	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President, Chief Financial Officer and Treasurer

Date: April 28, 2005