Form 10-Q
period 2005-03-31
NBC CAPITAL CORP
filed 2005-05-06
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

Common Stock, $1 Par Value - 8,164,511 shares as of March 31, 2005.

PART I - FINANCIAL INFORMATION

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(Amounts in thousands, except per share data)	2005	2004
INTEREST INCOME:
Interest and Fees on Loans	$12,281	$8,321
Interest and Dividends on Investment Securities	4,889	4,190
Other Interest Income	140	158

Total Interest Income	17,310	12,669

INTEREST EXPENSE:
Interest on Deposits	4,307	2,838
Interest on Borrowed Funds	1,818	1,388

Total Interest Expense	6,125	4,226

Net Interest Income	11,185	8,443
Provision for Loan Losses	635	675

Net Interest Income After Provision for Loan Losses	10,550	7,768

NON-INTEREST INCOME:
Income from Fiduciary Activities	506	487
Service Charges on Deposit Accounts	1,870	1,940
Insurance Commissions, Fees and Premiums	1,134	1,177
Mortgage Loan Fee Income	177	266
Other Non-Interest Income	1,546	979

Total Non-Interest Income	5,233	4,849
Gains (Losses) on Securities, Net	(3)	8

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	5,893	5,032
Expense of Premises and Fixed Assets	1,613	1,182
Other Non-Interest Expense	3,002	2,170

Total Non-Interest Expense	10,508	8,384

Income Before Income Taxes	5,272	4,241
Income Taxes	1,530	1,148

NET INCOME	$3,742	$3,093

Net Earnings Per Share:
Basic	$0.46	$0.38

Diluted	$0.46	$0.38

Dividends Per Common Share	$0.24	$0.24

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2005	Dec. 31, 2004
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents:
Noninterest-Bearing Balances	$35,265	$20,469
Interest-Bearing Balances	1,523	4,600
Federal Funds Sold and Securities Purchased
Under Agreements to Resell	3,912	24,358

Total Cash and Cash Equivalents	40,700	49,427
Held-To-Maturity Securities (Market value of $26,942 at March 31, 2005 and $27,728 at December 31, 2004)	24,852	25,445
Available-For-Sale Securities	421,187	440,325

Total Securities	446,039	465,770
Loans	802,210	825,264
Less: Allowance for Loan Losses	(10,936)	(10,914)

Net Loans	791,274	814,350
Premises and Equipment (Net)	18,225	18,609
Interest Receivable	7,459	7,663
Goodwill and Other Intangibles	40,274	40,629
Other Assets	43,044	43,095

TOTAL ASSETS	$1,387,015	$1,439,543

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NonInterest-Bearing Deposits	$129,571	$132,843
Interest-Bearing Deposits	937,013	983,530

Total Deposits	1,066,584	1,116,373
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	35,832	26,799
Subordinated Debentures	37,114	37,114
Other Borrowed Funds	120,240	132,403
Interest Payable	1,865	1,893
Other Liabilities	11,103	10,225

TOTAL LIABILITIES	1,272,738	1,324,807

Shareholders’ Equity:
Common Stock $1 par Value, Authorized 50,000,000 Shares, Issued 9,615,806 Shares	9,616	9,616
Surplus and Retained Earnings	139,279	137,496
Accumulated Other Comprehensive Income (Loss)	(6,688)	(4,374)
Treasury Stock, at cost	(27,930)	(27,972)

TOTAL SHAREHOLDERS’ EQUITY	114,277	114,766

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,387,015	$1,439,573

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(Amounts in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,742	$3,093
Adjustments to Reconcile Net Income to Net Cash
Depreciation and Amortization	1,120	456
Deferred Income Taxes (Credits)	2,816	(1,501)
Provision for Loan Losses	635	675
Loss (Gain) on Sale of Securities, Net	3	(8)
(Increase) Decrease in Interest Receivable	204	629
(Increase) Decrease in Other Assets	(1,693)	(4,144)
Increase (Decrease) in Interest Payable	(28)	(170)
Increase (Decrease) in Other Liabilities	(524)	4,507

Net Cash Provided by Operating Activities	6,275	3,537

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities and Calls of Securities	17,917	30,843
Proceeds from Sale of Securities	1,603	—
Purchase of Securities	(3,298)	(41,223)
(Increase) Decrease in Loans	22,441	(6,136)
(Additions) Disposal of Premises and Equipment	(231)	(1,355)

Net Cash Provided by (Used in) Investing Activities	38,432	(17,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	(49,789)	15,785
Dividend Paid on Common Stock	(1,959)	(1,961)
Increase (Decrease) in Borrowed Funds	(1,728)	14,354
Purchase of Treasury Stock	—	(177)
Other Financing Activities	42	—

Net Cash (Used) Provided by Financing Activities	(53,434)	28,001

Net Increase (Decrease) in Cash and Cash Equivalents	(8,727)	13,667

Cash and Cash Equivalents at Beginning of Year	49,427	78,255

Cash and Cash Equivalents at End of Quarter	$40,700	$91,922

Cash paid during the period for:
Interest	$6,153	$4,396

Income Taxes	$95	$—

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (“Corporation” or the “Company”) and its subsidiaries, National Bank of Commerce (“NBC”) and its subsidiaries, and Enterprise Bancshares, Inc. (“Enterprise”) and its wholly owned subsidiary Enterprise National Bank (“ENB”). The acquisition of Enterprise was effective following the close of business on March 31, 2004; therefore, Enterprise is not included in the Consolidated Financial Statements for the period ended March 31, 2004. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statements presented in this report have been made. Such adjustments were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

Note 1. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment”. FASB Statement No. 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, the Statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission extended the mandatory initial adoption of this Statement for public companies to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under Statement No. 123(R) shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Corporation anticipates adopting Statement No. 123(R) beginning in the quarter ending March 31, 2006, using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Although the Corporation’s adoption of Statement No. 123(R) will have an impact on the Corporation’s financial position and results of operations, management is still evaluating the potential impact from adopting this statement and at this time, does not believe the impact will be material.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This deferral did not change the disclosure guidance, which remains effective for fiscal years ending after December 15, 2003. Until final guidance is issued, the Corporation is not able to determine the impact of this pronouncement on its financial position or future results of operations.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. Effective January 1, 2002, the Corporation and its subsidiaries adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which eliminated the requirement to amortize goodwill but instead requires periodic testing of goodwill for impairment. At March 31, 2005, the Corporation had approximately $36.3 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

Other identifiable intangible assets consists primarily of the core deposit premium arising from the acquisition of Enterprise. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

Note 3. Stock Options

The Corporation accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since all stock options have been priced at the fair market value of the Corporation’s common stock on the date of grant, under APB No. 25 no compensation expense is recognized for stock options granted.

Had compensation for the stock options been determined based on FASB Statement No. 123, “Accounting for Stock Based Compensation,” net income and per share amounts would have been as follows:

(Amounts in thousands except for per share data)	Three Months Ended March 31,
	2005	2004
Net income, as reported	$3,742	$3,093
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65)	(33)

Pro forma net income	$3,677	$3,060

Basic net earnings per share:
As reported	$.46	$.38
Pro forma	.45	.37

Diluted net earnings per share:
As reported	$.46	$.38
Pro forma	.45	.37

Note 4. Variable Interest Entity

On December 30, 2003, the Corporation issued $30,928,000 of floating rate junior subordinated deferrable interest debentures to NBC Capital Corporation (MS) Statutory Trust I (the “Trust”), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures were used to partially fund the acquisition of Enterprise. The Trust issued $30 million of Trust Preferred Securities (“TPSs”) to an institutional investor. The Corporation’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligation under the TPSs. The TPSs are redeemable at the Corporation’s option on December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. The interest rate on the debentures and the TPSs is three-month LIBOR (London Interbank Offer Rate) plus 285 basis points and adjusts quarterly. Interest is payable on a quarterly basis.

With the acquisition of Enterprise, the Corporation assumed the liability for an additional $6.2 million in subordinated debentures issued to support the issuance of TPSs. As a result, the Corporation became the sole shareholder of Enterprise (TN) Statutory Trust I, a Connecticut business trust. The original issue date on these TPSs and subordinated debentures was December 19, 2002 and the maturity date is December 19, 2032. These securities can also be redeemed in whole or in part at any interest payment date after December 19, 2007. The interest rate on these debentures and TPSs is three-month LIBOR plus 325 basis points and adjusts quarterly. Interest is payable on a quarterly basis.

In December 2003, the FASB reissued FIN 46, with certain modifications and clarifications, the provision of which must be applied to certain variable interest entities. The Trusts discussed in the preceding paragraphs were established solely for the purpose of issuing the TPSs. In accordance with FIN 46, the Trusts are not included in the Corporation’s consolidated financial statements.

Note 5. Comprehensive Income

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net Income	$3,742	$3,093

Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for (gain) loss included in net income	2	(5)
Unrealized gains (losses) on securities	(2,316)	2,158

	(2,314)	2,153

Comprehensive Income (Loss)	$1,428	$5,246

Accumulated Comprehensive Income (Loss)	$(6,688)	$657

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s Defined Benefit Pension Plan for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2005	2004
Service cost	$155	$144
Interest cost	185	182
Expected return on assets	(210)	(191)
Net(gain)/loss recognition	102	80
Prior service cost amortization	(32)	(31)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost/(income)	$200	$184

The expected rate of return for 2005 and 2004 was 7.5%.

As stated in the December 31, 2004 financial statements, the Corporation does not expect to make a contribution to its pension plan in 2005.

Note 7. Acquisition of Enterprise Bancshares, Inc.

Following the close of business on March 31, 2004, NBC Capital Corporation acquired Enterprise, the parent company of ENB, in a business combination accounted for under the purchase method. ENB is a national bank that operates three banking offices in Memphis, Tennessee. The acquisition allows the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was an all cash transaction valued at $55.2 million. Each shareholder of Enterprise stock received $48 per share, for total cash of $47.7 million. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise for the difference between the grant price of the options and $48 for each share subject to the option. This amounted to an additional $5.2 million. Three of the options holders converted their options into options to purchase approximately 39,000 shares of the Corporation’s common stock, with an intrinsic value of $354,000. The acquisition price also includes direct costs totaling approximately $2 million, consisting of investment banking fees, legal fees, severance arrangements and other professional costs.

The assets and liabilities of Enterprise were recorded on the balance sheet at their respective fair market values as of the closing date. The results of Enterprise’s operations are included in the Corporation’s Consolidated Statements of Income from the date of the acquisition.

The following table summarizes the allocation of purchase price to assets and liabilities acquired on April 1, 2004:

(In Thousands)
Cash and cash equivalents	$9,613
Securities	59,453
Loans	214,708
Less: allowance for loan loss	(4,547)

Loans, net	210,161
Fixed assets	2,994
Goodwill	33,496
Core deposit intangible	5,461
Other assets	8,363

$329,541

Deposits	$229,314
Borrowed funds	36,510
Other liabilities	8,490
Equity	55,227

$329,541

The Corporation’s pro forma summarized results of operations for the three months ended March 31, 2004, assuming Enterprise had been acquired as of January 1, 2004, are as follows:

Three Months Ended March 31, 2004

(In Thousands)
Interest income	$16,265
Interest expense	5,509

Net interest income	10,756
Provision for loan losses	1,965
Non-interest income	5,248
Non-interest expense	11,538

Income before income taxes	2,501
Provision for income taxes	449

Net income before extraordinary item	2,052
Loss from discontinued operations	231
Income tax benefit from discontinued operations	(88)

Net income	$1,909

Earnings per share-basic:
Income from continuing operations	$0.25
Discontinued operations	(0.02)

Net income	$0.23

Earnings per share-diluted:
Income from continuing operations	$0.23
Discontinued operations	(0.02)

Net income	$0.21

The unaudited pro forma combined condensed consolidated statements of operations give effect to the acquisition as if it had occurred on January 1, 2004. The results presented are not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of the period indicated, nor are they necessarily indicative of the results of operations anticipated in future periods. It is anticipated that the Corporation will achieve various cost savings, revenue enhancements and other operating synergies in future periods. For the purposes of preparing the pro forma statements of operations, the Corporation has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies. There have been, however, pro forma adjustments to interest expense to reflect the borrowings incurred to fund the purchase of Enterprise as well as pro-rata amortization related to the purchase accounting adjustments to adjust investment securities, fixed assets and borrowings to fair market value following the close of business on March 31, 2004. There is also a pro rata adjustment reflected to show a proportionate share of amortization on the core deposit intangible. The core deposit intangible has been estimated at $5.5 million and is being amortized over a ten-year life using an accelerated method of amortization. These results also include certain costs incurred by Enterprise totaling $1.3 million, net of taxes, in the three months ended March 31, 2004, which related to the Corporation’s acquisition of Enterprise.

Note 8. Investment Securities

For the quarter ended March 31, 2005, management reviewed the securities portfolio for securities that had unrealized losses for more that twelve months and that could be considered other-than-temporary. Management is of the opinion that these unrealized losses are related to changes in interest rates and not to the credit quality of the issuer. It is also managements’ opinion that the Corporation has the intent and ability to hold these securities until such time as the value recovers or the securities mature. The Corporation has not recognized any other-than-temporary impairment in connection with these securities.

Note 9. Contingencies

During the period ended March 31, 2005, the Corporation was contacted by a certain correspondent banking organization that had purchased mortgage loans from ENB during 2001. This organization indicated that it was exercising its rights under the terms of the purchase agreement to require that ENB repurchase these loans. As of the date of this report, the organization had not furnished the Corporation with information concerning the number of loans in question, the outstanding balances, the current status of these loans and the related collateral and other important details. Management has reviewed the information that has been provided as of the date of this report in accordance with FASB Statement No. 5, “Accounting for Contingencies”. It is management’s opinion that it is probable that a loss will be incurred as a result of repurchasing these loans. However, based on the information provided at this time, the amount of the loss cannot be reasonably estimated and therefore, none has been recorded as of March 31, 2005. Also, the nature of the probable losses cannot be determined. Therefore, it is not known if the probable loss would be a charge to current earnings or to the allowance for loan losses, and it is not known whether the loss is covered by insurance or otherwise recoverable from a third party.

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition for the quarter ended March 31, 2005. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

INTRODUCTION AND MANAGEMENT OVERVIEW

The Corporation is a financial holding company that owns National Bank of Commerce (“NBC”), which operates in eastern Mississippi and Tuscaloosa, Alabama, and Enterprise National Bank (“ENB”), which operates in Memphis, Tennessee. The Corporation provides full financial services, including banking, trust services, mortgage services, insurance and investment products in its Mississippi and Alabama market areas and banking and mortgage services in its Tennessee market area. The Corporation’s stock is listed on the American Stock Exchange (“AMEX”) under the ticker symbol of NBY.

Effective following the close of business on March 31, 2004, the Corporation acquired Enterprise Bancshares, Inc. (“Enterprise”), the parent company of ENB. See Note 7 in the Notes to Consolidated Financial Statements for details relating to this acquisition.

During the first quarter of 2005, there were three major external factors that significantly impacted the operating results of the Corporation. First, the Federal Reserve continued to raise short-term interest rates. Second, the overall economy in the Mississippi market remained soft, resulting in continued low loan demand. Third, the Pulse card clearing network, of which NBC was a member, was sold to Discover Card. The first two factors impacted the Corporation’s net interest income for the quarter. The increase in rates improved the yield on earning assets. Also, the Corporation experienced a 26.0% increase in average earning assets; however, without the inclusion of Enterprise, the average earning assets would have declined by 2.3% because of a lack of loan growth in the Mississippi market. The third factor relating to the sale of the Pulse clearing network provided a one-time gain of approximately $713,000 that is included in other income. This resulted in a $.05 increase in fully diluted earnings per share.

Also, during the first quarter of 2005, the board of directors adopted a five point strategic plan that will provide management with its primary direction during 2005. This plan is primarily focused on growing the Corporation’s footprint and its opportunities to build earning assets. The key points of this plan include: (1) improving margins; (2) filling several management slots to support our overall growth; (3) launching a de novo bank in a high growth market within our region; (4) continuing our acquisition activity; and (5) reviewing opportunities to expand our equity base.

For the first quarter of 2005, the Corporation’s net interest margin was 3.51%, compared to 3.32% for the same period of 2004. Increasing interest rates during the first quarter of 2005 improved the yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and 40% fixed rate loans, repriced upward. Many of the Corporation’s variable rate loans had 5% floors. Until the prime rate moved above the 5% level the rate increases had minimal effect on loan yields. As prime moved to 5.75% at the end of the first quarter, the Corporation realized a much greater impact from each rate increase. The improved rate environment did not have the same effect on the Corporation’s return on its investment portfolio. The yields on the securities that matured and were removed from the portfolio during the first quarter of 2005 were higher than the reinvestment yields of the securities that replaced them. The Corporation’s overall cost of funds also increased during the quarter as the rising rate environment put pressure on deposit and other borrowing rates.

However, the increase in the cost of funds did not increase as much as the Corporation was able to improve its yields on average earning assets. Even though overall loan demand has been relatively low during this period of low rates and a soft economy, the Corporation did not compromise its underwriting standards. As a result, we believe that the overall credit quality of the loan portfolio was good at the end of the first quarter.

During the first quarter of 2005, the Corporation continued its efforts to build non-interest income. This source of income, exclusive of gains on securities, increased from $4.8 million for the first quarter of 2004 to $5.2 million for the first quarter of 2005, a 7.9% increase. The growth of non-interest revenue has been and continues to be a major strategic goal for the Corporation. During the first quarter of 2005, non-interest income accounted for 23.2% of revenues.

Another goal of management in 2005 is to continue to control the level of non-interest expenses. During the first quarter of 2005, total non-interest expenses increased by $2.1 million, or 25.3%. Approximately $2.0 million of the increase came from the non-interest expenses of Enterprise.

During the first quarter of 2005, the Corporation recognized $3,000 in securities losses, compared to $8,000 in gains in the first quarter of 2004. This, along with all of the factors discussed in the preceding paragraphs, resulted in the Corporation reporting net income of $3.7 million, or $.46 per share, for the first quarter of 2005, compared to $3.1 million, or $.38 per share, for the first quarter of 2004.

The Corporation has two primary initiatives either in process or planned for 2005 to improve its net interest income. First, as indicated in the previously mentioned section related to the Corporation’s strategic plan, is to launch a de novo bank in a high growth market. This, along with the acquisition of Enterprise and the strong economy in our Tuscaloosa, Alabama market, will provide the Corporation access to markets with strong loan demand and additional sources of non-interest income. Second, the Corporation will continue to implement its new pricing model that prices total commercial customer relationships, rather than separately pricing each loan. This initiative was begun during the second half of 2004 and management is already seeing improved results in its overall pricing of the larger commercial relationships.

In addition to these specific plans, the Corporation will continue to look for ways to grow non-interest revenues. The Memphis market should be a major factor in this effort since Enterprise’s non-interest revenue is only 5.5% of its total revenue. The Corporation will also continue its efforts to control non-interest expenses in 2005 and will look for ways to improve its efficiency ratio.

Currently, management expects, based on available information, that interest rates will trend upward during 2005, and the overall economy in its Mississippi markets will begin to show some improvement, as there have been several recent announcements concerning new companies that have or are planning to expand and/or begin production in the near future. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. The Corporation’s 2005 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2004 contains a summary of the Corporation’s accounting policies. Management is of the opinion that

Note A, read in conjunction with all other information in the annual report, including management’s letter to shareholders and management’s discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation’s financial condition and results of operations.

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgments, and therefore contain the most critical accounting estimates, are the provision for loan losses and the resulting allowance for loan losses; the liability and expense relating to the Corporation’s pension and other postretirement benefit plans; and the issues relating to other-than-temporary impairment losses in the securities portfolio.

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

Another of the areas that requires subjective and complex judgments is the liability and expense relating to the Corporation’s pension and other postretirement benefit plans. The assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation, are evaluated by management, reviewed with the plan actuaries and updated as appropriate. Actual experience that differs from the assumptions could have a significant impact on our financial position and results of operations. The discount rate and the expected rate of return on the plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability and the corresponding pension expense. In selecting the expected rate of return, management, in consultation with the plan trustees, has selected a rate based on assumptions compared to recent returns and economic forecast. Considerations were given to the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, management, in consultation with actuarial consultants, selected rates that are based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans.

The third area that requires subjective and complex judgment on the part of management is the review of the investment of the securities portfolio for other-than-temporary impartment. In 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued Release 03-01, “The Meaning of Other Than Temporary Impairment In Its Application To Certain Investments”. As a result of this release, the Corporation is required to review its investment portfolio and determine if it has impairment losses that are other-than-temporary. Even though the FASB delayed the effective date of the measurement and recognition guidance contained in the release, management is required to review the investment portfolio for other-than-temporary impairment situations. In making its determination, management must consider the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; and (6) whether the Corporation has the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value.

In the normal course of business, the Corporation’s banking subsidiaries, NBC and ENB, make loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within applicable regulatory and lending limitations. See Note O in the Notes to Consolidated Financial Statements included in the annual report filed on Form 10-K and the Corporation’s proxy statement for additional details concerning related party transactions.

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

Note A of the Notes to Consolidated Financial Statements included in the annual report filed on Form 10-K contains a listing of all the Corporation’s affiliated companies. In December 2003, the Corporation formed NBC Capital Corporation (MS) Statutory Trust I, under the laws of the State of Connecticut for the purpose of issuing trust preferred securities to partially fund the acquisition of Enterprise. Also, as part of the Enterprise acquisition, the Corporation became the parent organization for Enterprise (TN) Statutory Trust I, also organized under the laws of the State of Connecticut for the purposes of issuing trust preferred securities for Enterprise. In accordance with FASB Interpretation No. 46 (revised December 2003) the trusts, which are considered variable interest entities, are not consolidated into the financial statements of the Corporation. The only activity of the variable interest entities is the issuance of the trust preferred securities.

Effective January 1, 2002, the Corporation adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. The Corporation completed its impairment test in accordance with Statement No. 142 in October 2004 and concluded that no impairment write down was warranted. At March 31, 2005, the Corporation had approximately $36.3 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No.142.

RESULTS OF OPERATIONS

First quarter of 2005 compared to the first quarter of 2004

Earnings for the first quarter of 2005 were $3.74 million, or $.46 per share. This compares to $3.09 million, or $.38 per share, for the first quarter of 2004. On an annualized basis, these 2005 totals equate to a 1.1% return on average assets and a 13.7% return on average equity. For this same period in 2004, the annualized return on average assets was 1.1% and the annualized return on average equity was 11.0%.

Net interest income for the first quarter of 2005 was $11.19 million, compared to $8.44 million for 2004. This represents an increase of 32.5%. Enterprise contributed $2.74 million to the Corporation’s 2005 total. During this period, the net interest margin was 3.51%, compared to 3.32% for the same period of 2004. In addition to this 19 basis point increase in margin, average earning assets increased by $266.6 million. ENB provided approximately $289.6 million in average earning assets during the first quarter of 2005. In comparing the first quarter of 2005 to the same quarter of 2004, the Corporation gained 46 basis points of yield on its earning assets. However, during this period, the cost of funds increased by 24 basis points. The increase in average assets is composed of the following: average loans increased from $592.0 million during the first quarter of 2004 to $810.4 million during the first quarter of 2005 (ENB provided $211.2 million); average federal funds sold and other interest-bearing cash accounts decreased from $54.1 million during the first quarter of 2004 to $21.9 million during the first quarter of 2005 (ENB provided $2.1 million); and the average balance in the investment securities increased from $378.1 million to $458.5 million (ENB provided $76.4 million). From the first quarter of 2004 to the first quarter of 2005, the yield on loans increased from 5.65% to 6.15%, the yield on federal funds sold increased from 1.18% to 2.59% and the yield on the investment securities portfolio decreased from 4.46% to 4.32%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses decreased from $675,000 during the first quarter of 2004 to $635,000 in the same quarter of 2005. The 2005 period includes a $250,000 provision made by ENB. In the opinion of management, the current level of the provision should be sufficient to protect the Corporation from any unforeseen deterioration in the quality of the loan portfolio. As explained in Footnote 9 to the quarterly financial statements, the Corporation has recently received notice that it may be requested to purchase certain loans originally made by ENB prior to the acquisition of Enterprise. It is too early to determine the effect, if any, that this situation will have on the Corporation’s allowance for loan losses or the amount of provision that may be required in the remainder of 2005.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of NBC. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. Other income increased by $384,000, or 7.9%, from the first quarter of 2004 to the first quarter of 2005. Non-interest income for the first quarter of 2005 includes the non-interest income generated by ENB during the period. The amounts contributed by ENB included in the 2005 amounts are shown in the following table:

	2004	2005	ENB
Income from fiduciary activities	$487	$506	$0
Service charges on deposit accounts	1,940	1,870	158
Insurance commissions and fee income	1,177	1,134	0
Mortgage loan fee income	266	177	19
Other non-interest income	979	1,546	61

Total	$4,849	$5,233	$238

Exclusive of ENB, non-interest income was up $146,000, or 3.0%, from the first quarter of 2004 to the first quarter of 2005. Exclusive of the contribution from ENB, the increase in non-interest income resulted from a $506,000, or 51.7%, increase in other non-interest income and a $19,000, or 3.9%, increase in income from fiduciary activities. The increase in income from fiduciary activities resulted from the amount of assets under management. The increase in other non-interest income was due to a one-time gain of $713,000 related to NBC’s interest in the Pulse clearing network that was sold during the first quarter of 2005. This gain was partially offset by a $116,000 decline in income from retail investments and a decline of $32,000 in gain on sale of repossessed assets. All other categories declined from the first quarter of 2004. Service charges on deposit accounts, exclusive of ENB, declined by 11.8%, insurance commissions and fee income declined by 3.4% and mortgage loan fee income declined by 40.6%. The decrease in service charges on deposit accounts largely resulted from an increase in the number of free checking accounts and a overall reduction in the amount of NSF fees that were generated from our non-interest bearing deposit accounts. As the industry moves toward more free accounts, the service charges generated by these accounts will continue to decline. The NSF fees declined significantly in January and February; however, they returned to a more normal level in March. It appeared that there was more available cash in our market during the first two months, as people filed their tax returns and received their refunds earlier. Also, several of the tax preparation firms were making loans against tax refunds, thereby getting cash in the hands of the consumer quicker. The decrease in insurance commissions and fee income resulted from differences in profit sharing revenue paid by insurance companies in the first quarter. Mortgage fee income continued its decline during the first quarter. The demand for new home loans continues to improve; however, the improvement has not been enough to offset the decline in the demand to refinance existing mortgage loans. We are looking for some improvement in this area in the second quarter, as the mortgage loan pipeline has improved from $14.8 million at December 31, 2004 to $16.5 million at March 31, 2005.

The Corporation recognized $3,000 in securities losses during the first quarter of 2005, compared to gains of $8,000 during the first quarter of 2004.

Non-interest expense represents ordinary overhead expenses. These expenses increased $2.1 million, or 25.3% during the first quarter of 2005, compared with the first quarter of 2004. Non-interest expenses for the first quarter of 2005 included the non-interest expenses incurred by ENB during the period. The amounts incurred by ENB included in the 2005 totals are shown separately in the following table:

	2004	2005	ENB
Salaries and employee benefits	$5,032	$5,893	$893
Expenses of premises and equipment	1,182	1,613	365
Other non-interest expense	2,170	3,002	779

Total	$8,384	$10,508	$2,037

Exclusive of ENB, non-interest expenses increased by only $87,000, or 1.0%. Salaries and employee benefits were down $32,000, or 0.6%, as the Corporation continued its efforts to control employee cost. Expenses associated with premises and fixed assets increased by $66,000, or 5.6%, primarily resulting from additional depreciation expense from the new computer equipment required as we converted from an IBM operating environment to Sun Micro Systems environment. Other non-interest expenses increased by $53,000, or 2.4%. This increase resulted primarily from increased computer software amortization associated with the above mentioned system conversion.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate increased from 27.1% for the first quarter of 2004 to 29.0% for the first quarter of 2005. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation is attempting to add good quality tax-exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax-exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

FINANCIAL CONDITION

During first quarter of 2005, the Corporation’s balance sheet showed a decrease in total assets from $1.44 billion to $1.39 billion. This was a decrease of approximately $52.5 million, or 3.7%. During the quarter, cash and cash equivalents decreased by approximately $8.7 million, or 17.7%, from $49.4 million to $40.7 million. This decline came from federal funds sold, which were used to supplement the cash needs of the Corporation as management chose to let deposits decline during this period. During the first quarter, the investment securities portfolio decreased from $465.8 million to $446.0 million. This represented a decrease of $19.7 million, or 4.2%. The decrease came from two sources. First, prepayments of mortgage-backed securities accounted for approximately $11 million of the decline and maturities on municipal bonds accounted for approximately $8 million. Management decided not to replace the mortgage-backed securities and to deploy the funds to loan growth. The municipals are being replaced as securities that match our requirements become available. The loan portfolio also decreased during the quarter by $23.1 million, or 2.8%, from $825.3 million to $802.2 million. At March 31, 2005, ENB accounted for $205.4 million of the total loans of the Corporation. In addition to the loans carried on ENB’s books at the end of the quarter, it had generated and participated an additional $20.2 million in loans to NBC. The lack of growth in the overall economy in the Corporation’s Mississippi market has caused loan demand to remain soft. Even with the soft Mississippi market, the Tennessee and Alabama markets continued to show good loan demand during the quarter and the overall pipeline shows the potential for good growth in the second and third quarters. There were four areas of our loan portfolio that declined during the quarter. In the area of consumer loans, the softness in the economy, growing non-bank competition and the continuation of zero rate loans on new autos resulted in an overall decline in the consumer loan portfolio of approximately 8.6%. In the area of real estate loans, the adjustable rate and purchased mortgage loan portfolios declined by approximately $5.1 million, or 6.2%, as adjustable rate mortgages continued to payoff or refinance into fixed rate mortgages. Additionally, the real estate construction loan portfolio declined during the quarter by approximately $7.6 million, or 8.8%. This was the result of replacing the construction lending staff in our Tennessee market and the seasonal nature of the residential construction market. Also, our business loans declined during the quarter by $6.5 million, or 4.2%. This decline was expected because of two commercial relationships that generally borrow heavily against their line of credit during the last quarter of the year and repay during the first quarter.

During the first quarter of 2005, the allowance for loan losses remained constant at $10.9 million. Even though there has been increased competition for good quality credits in its markets, the Corporation did not reduce its underwriting standards, and as a result, the quality of the portfolio remains strong. Net charge-offs for the first quarter of 2005 were .08% of average net loans outstanding compared to .44% for the year 2004. At March 31, 2005, non-performing loans totaled .66% of total loans, and classified assets were 19.3% of capital. At December 31, 2004, non-performing loans totaled .56% of total loans, and classified assets were 18.7% of capital. The allowance for loan losses, as a percentage of total loans, increased from 1.32% at December 31, 2004 to 1.36% at March 31, 2005. Based on the evaluations described earlier and the information above, the allowance for loan losses at March 31, 2005 was deemed adequate to cover exposure within the Corporation’s loan portfolio.

The liability side of the balance sheet decreased from $1.32 billion at December 31, 2004 to $1.27 billion at March 31, 2005, a decrease of $52.1 million, or 3.9%. During the first quarter of 2005, deposits decreased by $49.8 million, or 4.5%, from $1.12 billion to $1.07 billion. The decline of $49.8 million came from decreases in all the deposit categories and from both the core and public sectors. As a result of the loan volume during the first quarter, our banks did actively try to increase deposits. The two largest areas of decline came in the areas of public funds deposits and the volume levels of business accounts. As the price for public funds increased, we chose to let some of this money move to other banks. This is short-term money and can be brought back as it is needed. Also, the level of deposits in business accounts generally declines during the first quarter as companies add to inventory and pay taxes. Federal funds purchased and securities sold under agreements to repurchase increased by $9.0 million, or 33.7%, from $26.8 million to $35.8 million. Also during the quarter, FHLB advances decreased by $12.2 million, or 9.2%. This decline was the result of regularly scheduled principal payments.

Shareholders’ equity decreased from $114.8 million to $114.3 million during the first three months of 2005. The Corporation had $3.7 million in net income during this period. Offsetting this increase was a decrease in the market value of the available-for-sale portion of the investment securities portfolio. This resulted in the accumulated other comprehensive income component of shareholders’ equity increasing from an unrealized loss of $4,374,000 at December 31, 2004 to an unrealized loss of $6,688,000 at March 31, 2005. Also, during the first quarter of 2005, the Corporation declared dividends of approximately $1,959,000.

The Corporation’s bank subsidiaries are required to maintain minimum amounts of capital to total risk-weighted assets as defined by the banking regulators. At March 31, 2005, the banks’ Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. In 2004, to help fund the acquisition of Enterprise, the Corporation’s subsidiary bank, NBC, borrowed funds from the Federal Home Loan Bank and, with approval from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to help fund the purchase of Enterprise common stock. As a result, NBC’s ability to pay dividends during 2005 is limited to its current year’s net profits. At March 31, 2005, without approval from the Comptroller of the Currency, NBC’s ability to pay dividends was limited to approximately $1.9 million. Under the same rules, ENB has the ability to pay dividends to the Corporation of approximately $1.1 million.

Also, under regulations controlling national banks, our banks are limited in the amount they can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At March 31, 2005, there were no formal borrowings between the Corporation (or its non-banking subsidiaries) and the Corporation’s subsidiary banks.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2005, the amount of unfunded commitments outstanding was $164,155,000.

Also, the Corporation provides Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a letter of credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of March 31, 2005, the amount of outstanding Letters of Credit was $9,238,000.

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

MARKET RISK

The Corporation maintained a consistent and disciplined asset/liability management policy during the first quarter of 2005. This policy focuses on interest rate risk and sensitivity. During the first quarter of 2005, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Corporation utilizes Asset/Liability Management Committees in both of its subsidiary banks to evaluate and analyze the Corporation’s pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The committees use simulation modeling as a guide for decision-making. Modeling techniques are also utilized to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At March 31, 2005, the Corporation’s balance sheet reflected approximately $43.0 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 3.1% of total assets and would indicate that the Corporation is slightly asset sensitive. Management believes that over the next twelve months interest rates will move up; therefore, the Corporation is correctly positioned to take advantage of this rising rate environment. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. As of March 31,2005, the Corporation is within its Asset/Liability Management Policy. Management does not believe that it is in the Corporation’s best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	Three Months ended 3/31/05	Year Ended 12/31/04
EARNING ASSETS:
Net loans	$810,415	$756,112
Federal funds sold and other interest-bearing assets	21,888	26,644
Securities:
Taxable	331,711	320,431
Nontaxable	126,761	119,369

Totals	1,290,775	1,222,556

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$954,871	$880,303
Borrowed funds, federal funds purchased and securities sold under agreement to repurchase and other	189,410	197,184

Totals	1,144,281	1,077,487

Net amounts	$146,494	$145,069

	($ In Thousands)
	Interest for		Yields Earned and Rates Paid (%)
	Three Months Ended 3/31/05	Year Ended 12/31/04	Three Months Ended 3/31/05	Year Ended 12/31/04
EARNING ASSETS:
Net loans	$12,281	$43,242	6.15	5.72
Federal funds sold and other interest- bearing assets	140	346	2.59	1.30
Securities:
Taxable	3,628	13,667	4.44	4.27
Nontaxable	1,261	5,129	4.04	4.30

Totals	17,310	62,384	5.44	5.10

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	4,307	14,260	1.83	1.62
Borrowed funds, federal funds sold and other	1,818	6,926	3.89	3.51

Totals	6,125	21,186	2.17	1.97

Net interest income	$11,185	$41,198

Net yield on earning assets			3.51	3.37

Note: Yields on a tax equivalent basis would be:
Nontaxable securities			6.21	6.61

Total earning assets			5.65	5.33

Net yield on earning assets			3.73	3.60

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

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated as of March 31, 2005. It is the conclusion of the Corporation’s Chief Executive Officer and the Chief Financial Officer that, as of March 31, 2005, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Management believes that there were no material weaknesses in the Corporation’s internal controls that required any corrective action.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d- 14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes- Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d- 14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes- Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes- Oxley Act of 2002—Chief Financial Officer

(b)	Form 8-K

A Form 8-K was filed to announce the retirement of two directors of the Corporation, having reached their 75th birthday in December 2004. This Current Report on Form 8-K was filed January 18, 2005.

A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter and year ended December 31, 2004. The press release was made to the public after the market closed on January 27, 2005 and included in a Current Report on Form 8-K filed on January 27, 2005.

A Form 8-K was filed to announce the appointment to the board of directors of the Corporation of Mr. Gregory M. Duckett. This Current Report on Form 8-K was filed February 22, 2005.

A Form 8-K was filed to announce the appointment to the board of directors of the Corporation of Mr. Clifton S. Hunt. This Current Report on Form 8-K was filed March 17, 2005.

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2004, filed with the Commission on March 14, 2005.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month period ended March 31, 2005, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBC CAPITAL CORPORATION
Registrant

Date: May 6, 2005

/s/ Richard T. Haston
Richard T. Haston
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX:

Page 28	11	Statement re computation of per-share earnings

Page 29	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

Page 31	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

Page 33	32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

Page 34	32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer