Form 10-Q
period 2005-06-30
NBC CAPITAL CORP
filed 2005-08-08
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

Common Stock, $1 Par Value - 8,164,511 shares as of June 30, 2005.

PART I - FINANCIAL INFORMATION

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Amounts in thousands, except per share data)	2005	2004
INTEREST INCOME:
Interest and Fees on Loans	$25,053	$19,623
Interest and Dividends on Investment Securities	9,776	8,983
Other Interest Income	251	192

Total Interest Income	35,080	28,798
INTEREST EXPENSE:
Interest on Deposits	8,950	6,403
Interest on Borrowed Funds	3,705	3,180

Total Interest Expense	12,655	9,583

Net Interest Income	22,425	19,215
Provision for Loan Losses	993	1,480

Net Interest Income after Provision for Loan Losses	21,432	17,735

NON-INTEREST INCOME:
Income from Fiduciary Activities	1,099	1,002
Service Charges on Deposit Accounts	3,905	4,135
Insurance Commission and Fee Income	2,356	2,243
Mortgage Loan Fee Income	393	624
Other Non-Interest Income	2,337	1,941

Total Non-Interest Income	10,090	9,945
Gains on Securities	94	97
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	12,387	11,512
Expense of Premises and Fixed Assets	3,108	2,660
Other Non-Interest Expense	6,379	5,600

Total Non-Interest Expense	21,874	19,772

Income before Income Taxes	9,742	8,005
Income Taxes	2,661	2,251

NET INCOME	$7,081	$5,754

Net Earnings Per Share:
Basic	$0.87	$0.70

Diluted	$0.87	$0.70

Dividends per Common Share	$0.48	$0.48

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

QUARTER ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Amounts in thousands, except per share data)	2005	2004
INTEREST INCOME:
Interest and Fees on Loans	$12,772	$11,302
Interest and Dividends on Investment Securities	4,887	4,793
Other Interest Income	111	34

Total Interest Income	17,770	16,129
INTEREST EXPENSE:
Interest on Deposits	4,643	3,565
Interest on Borrowed Funds	1,887	1,792

Total Interest Expense	6,530	5,357

Net Interest Income	11,240	10,772
Provision for Loan Losses	358	805

Net Interest Income after Provision for Loan Losses	10,882	9,967

NON-INTEREST INCOME:
Income from Fiduciary Activities	593	515
Service Charges on Deposit Accounts	2,035	2,195
Insurance Commission and Fee Income	1,222	1,066
Mortgage Loan Fee Income	216	358
Other Non-Interest Income	791	962

Total Non-Interest Income	4,857	5,096
Gains on Securities	97	89
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	6,494	6,480
Expense of Premises and Fixed Assets	1,495	1,478
Other Non-Interest Expense	3,377	3,430

Total Non-Interest Expense	11,366	11,388

Income before Income Taxes	4,470	3,764
Income Taxes	1,131	1,103

NET INCOME	$3,339	$2,661

Net Earnings Per Share
Basic	$0.41	$0.33

Diluted	$0.41	$0.33

Dividends per Common Share	$0.24	$0.24

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)	June 30, 2005	Dec. 31, 2004
	(Unaudited)
ASSETS:
Cash and Cash Equivalents:
Noninterest-Bearing Balances	$36,506	$20,469
Interest-Bearing Balances	1,594	4,600
Federal Funds Sold and Securities Purchased Under Agreements to Resell	31,312	24,358

Total Cash and Due From Banks	69,412	49,427
Held-To-Maturity Securities (Market value of $26,467 at June 30, 2005 and $27,728 at December 31, 2004)	24,341	25,445
Available-For-Sale Securities	417,006	440,325

Total Securities	441,347	465,770
Loans	807,203	825,264
Less: Reserve for Loan Losses	(10,757)	(10,914)

Net Loans	796,446	814,350
Bank Premises and Equipment (Net)	17,981	18,609
Interest Receivable	7,682	7,663
Goodwill and Other Intangible Assets	40,228	40,659
Other Assets	43,042	43,095

TOTAL ASSETS	$1,416,138	$1,439,573

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Noninterest-Bearing Deposits	$142,926	$132,843
Interest-Bearing Deposits	968,917	983,530

Total Deposits	1,111,843	1,116,373
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23,514	26,799
Subordinated Debentures	37,114	37,114
Other Borrowed Funds	110,014	132,403
Interest Payable	2,177	1,893
Other Liabilities	13,448	10,225

TOTAL LIABILITIES	1,298,110	1,324,807

Shareholders’ Equity:
Common Stock $1 Par Value, Authorized 50,000,000 shares, Issued 9,615,806 shares	9,616	9,616
Surplus and Undivided Profits	140,658	137,496
Accumulated Other Comprehensive Income (Loss)	(4,316)	(4,374)
Treasury Stock, at Cost	(27,930)	(27,972)

TOTAL SHAREHOLDERS’ EQUITY	118,028	114,766

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,416,138	$1,439,573

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Amounts in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,081	$5,754
Adjustments to Reconcile Net Income to Net Cash
Depreciation and Amortization	2,137	1,449
Deferred Income Taxes (Credits)	137	4,505
Provision for Loan Losses	993	1,480
Loss (Gain) on Sale of Securities	(94)	(97)
(Increase) Decrease in Interest Receivable	(19)	(1,151)
(Increase) Decrease in Other Assets	(643)	(8,997)
Increase (Decrease) in Interest Payable	284	444
Increase (Decrease) in Other Liabilities	1,821	4,391

Net Cash Provided by Operating Activities	11,697	7,778

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid in Excess of Cash Equivalents for Acquisition	0	(43,291)
Proceeds from Maturities of Securities	31,776	54,842
Proceeds from Sale of Securities	13,585	3,488
Purchase of Securities	(20,756)	(75,218)
(Increase) Decrease in Loans	16,911	(2,194)
(Additions) Disposal of Bank Premises and Equipment	(550)	(2,430)

Net Cash Provided by (Used in) Investing Activities	40,966	(64,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	(4,530)	19,617
Dividends Paid on Common Stock	(3,918)	(3,921)
Increase (Decrease) in Borrowed Funds	(24,272)	11,031
Purchase of Treasury Stock	0	(346)
Other Financing Activities	42	0

Net Cash Provided by (Used in) Financing Activities	(32,678)	26,381

Net Increase (Decrease) in Cash and Cash Equivalents	19,985	(30,644)

Cash and Cash Equivalents at Beginning of Year	49,427	78,255

Cash and Cash Equivalents at End of Period	$69,412	$47,611

Interest	$12,371	$9,145

Income Taxes	$135	$2,495

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (“Corporation” or the “Company”) and its subsidiaries, National Bank of Commerce (“NBC”), Enterprise National Bank (“ENB”) and Enterprise Bancshares, Inc. (“Enterprise”). The acquisition of Enterprise was effective following the close of business on March 31, 2004; therefore, Enterprise’s results of operations for the quarter ended March 31, 2004 are not included in the consolidated financial statements for the six-month period ended June 30, 2004. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statements presented in this report have been made. Such adjustments were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

Note 1. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment”. FASB Statement No. 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, the Statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission extended the mandatory initial adoption of this Statement for public companies to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under Statement No. 123(R) shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Corporation anticipates adopting Statement No. 123(R) beginning in the quarter ending March 31, 2006, using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Although the Corporation’s adoption of Statement No. 123(R) will have an impact on the Corporation’s financial position and results of operations, management is still evaluating the potential impact from adopting this statement and at this time, does not believe the impact will be material.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This deferral did not change the disclosure guidance, which remains effective for fiscal years ending after December 15, 2003. At its meeting on June 29, 2005, the FASB directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF No. 03-1”. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments”. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Until this guidance is issued, the Corporation is not able to determine the impact of this pronouncement on its financial position or future results of operations.

In May 2005, the FASB issued Statement No. 154, entitled “Accounting Changes and Error Correction”. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. Effective January 1, 2002, the Corporation and its subsidiaries adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets”, which eliminated the requirement to amortize goodwill but instead requires periodic testing of goodwill for impairment. At June 30, 2005, the Corporation had approximately $36.3 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

Other identifiable intangible assets consists primarily of the core deposit premium arising from the acquisition of Enterprise. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

Note 3. Stock Options

The Corporation accounts for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Since all stock options have been priced at the fair market value of the Corporation’s common stock on the date of grant, under APB No. 25 no compensation expense is recognized for stock options granted.

Had compensation for the stock options been determined based on FASB Statement No. 123, “Accounting for Stock Based Compensation”, net income and per share amounts would have been as follows:

	Quarter Ended June 30,
(Amounts in thousands except for per share data)	2005	2004
Net income, as reported	$3,339	$2,661
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(49)	(58)

Pro forma net income	$3,290	$2,603

Basic net earnings per share:
As reported	$.41	$.33
Pro forma	.40	.32

Diluted net earnings per share:
As reported	$.41	$.33
Pro forma	.40	.32

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$7,081	$5,754
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(114)	(91)

Pro forma net income	$6,967	$5,663

Basic net earnings per share:
As reported	$.87	$.70
Pro forma	.85	.69

Diluted net earnings per share:
As reported	$.87	$.70
Pro forma	.85	.69

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

Note 5. Comprehensive Income

The following table discloses Comprehensive Income for the periods reported in the consolidated statements of income:

	Quarter Ended June 30,
	2005	2004
	(In thousands)
Net Income	$3,339	$2,661

Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for gain included in net income	(60)	(55)
Unrealized gains (losses) on securities	2,432	(8,628)

	2,372	(8,683)

Comprehensive Income (Loss)	$5,711	$(6,022)

Accumulated Comprehensive Income (Loss)	$(4,316)	$(8,026)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Net Income	$7,081	$5,754

Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for gain included in net income	(58)	(60)
Unrealized gains (losses) on securities	116	(6,470)

	58	(6,530)

Comprehensive Income (Loss)	$7,139	$(776)

Accumulated Comprehensive Income (Loss)	$(4,316)	$(8,026)

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s Defined Benefit Pension Plan for the periods indicated:

	Quarter Ended June 30,
(In Thousands)	2005	2004
Service cost	$157	$144
Interest cost	178	182
Expected return on assets	(193)	(191)
Net(gain)/loss recognition	100	80
Prior service cost amortization	(31)	(31)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost	$211	$184

	Six Months Ended June 30,
(In Thousands)	2005	2004
Service cost	$312	$288
Interest cost	363	364
Expected return on assets	(403)	(382)
Net(gain)/loss recognition	202	160
Prior service cost amortization	(63)	(62)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost	$411	$368

The expected rate of return for 2005 and 2004 was 7.5%.

As stated in the December 31, 2004 notes to the consolidated financial statements, the Corporation does not expect to make a contribution to its pension plan in 2005.

Note 7. Acquisition of Enterprise Bancshares, Inc.

Following the close of business on March 31, 2004, NBC Capital Corporation acquired Enterprise, the parent company of ENB, in a business combination accounted for under the purchase method. ENB is a national bank that operates three banking offices in Memphis, Tennessee. The acquisition allowed the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was an all cash transaction valued at $55.2 million. Each shareholder of Enterprise stock received $48 per share, for total cash of $47.7 million. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise for the difference between the grant price of the options and $48 for each share subject to the options. This amounted to an additional $5.2 million. Three of the option holders converted their options into options to purchase approximately 39,000 shares of the Corporation’s common stock, with an intrinsic value of $354,000. The acquisition price also included direct costs totaling approximately $2 million, consisting of investment banking fees, legal fees, severance arrangements and other professional costs.

The assets and liabilities of Enterprise were recorded on the balance sheet at their respective fair market value as of the closing date. The results of Enterprise’s operations are included in the Corporation’s consolidated statements of income from April 1, 2004.

The following table summarizes the allocation of purchase price to assets and liabilities acquired on April 1, 2004:

(In Thousands)
Cash and cash equivalents	$9,613
Securities	59,453
Loans	214,708
Less: allowance for loan loss	(4,547)

Loans, net	210,161
Fixed assets	2,994
Goodwill	33,496
Core deposit intangible	5,461
Other assets	8,363

$329,541

Deposits	229,314
Borrowed funds	36,510
Other liabilities	8,490
Equity	55,227

$329,541

The Corporation’s pro forma summarized results of operations for the six months ended June 30, 2004, assuming Enterprise had been acquired as of January 1, 2004, are as follows:

In Thousands)
Interest income	$32,482
Interest expense	10,848

Net interest income	21,634
Provision for loan losses	2,770
Non-interest income	10,433
Non-interest expense	22,859

Income before income taxes	6,438
Provision for income taxes	1,619

Net income before extraordinary item	4,819
Loss from discontinued operations	232
Income tax benefit from discontinued operations	(89)

Net income	$4,676

Earnings per share-basic	$0.57

Earnings per share-diluted	$0.57

The unaudited pro forma combined condensed consolidated statement of operations gives effect to the acquisition as if it had occurred on

January 1, 2004. The results presented are not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of the period indicated, nor are they necessarily indicative of the results of operations anticipated in future periods. It is anticipated that the Corporation will achieve various cost savings, revenue enhancements and other operating synergies in future periods. For purposes of preparing the pro forma statement of operations, the Corporation has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies. There have been, however, pro forma adjustments to interest expense to reflect the borrowings incurred to fund the purchase of Enterprise as well as pro-rata amortization related to the purchase accounting adjustments to adjust investment securities, fixed assets and borrowings to fair market value following the close of business on March 31, 2004. There is also a pro rata adjustment reflected to show a proportionate share of amortization on the core deposit intangible. The core deposit intangible of $5.5 million is being amortized over a ten-year life using an accelerated method of amortization. These results also include certain costs incurred by Enterprise totaling $1.3 million, net of taxes, in the three months ended March 31, 2004, which related to the Corporation’s acquisition of Enterprise.

Note 8. Investment Securities

For the quarter and six-month period ended June 30, 2005, management reviewed the securities portfolio for securities that had unrealized losses for more that twelve months and that could be considered other-than-temporary. Management is of the opinion that these unrealized losses are related to changes in interest rates and not to the credit quality of the issuer. It is also management’s opinion that the Corporation has the intent and ability to hold these securities until such time as the value recovers or the securities mature. The Corporation has not recognized any other-than-temporary impairment in connection with these securities.

Note 9. Contingencies

In the quarterly report on Form 10-Q for the quarter ended March 31, 2005, the Corporation disclosed that it had been contacted by a certain correspondent banking organization that had purchased mortgage loans from ENB during 2001. The organization indicated that it was exercising its rights under the terms of the purchase agreement to require that ENB repurchase these loans. At March 31, 2005, the organization had not furnished the Corporation with information concerning the number of loans in question, the outstanding balances, the current status of these loans and the related collateral and other important details. Management reviewed the information that had been provided as of March 31, 2005, in accordance with FASB Statement No. 5, “Accounting for Contingencies”. It was management’s opinion that it was probable that a loss would be incurred as a result of repurchasing these loans. However, based on the information provided at that time, the amount of the loss could not be reasonably estimated and therefore, no loss was recorded as of March 31, 2005. During the quarter ended June 30, 2005, the needed information was made available and the loans in question were repurchased by ENB. As a result, a pre-tax loss was incurred during the quarter of approximately $193,000. This loss represents an approximate impact on Earnings Per Share of one and one-half cents per share for the quarter and six-month period ended June 30, 2005. Based on information provided as of the date of this report, it is management’s opinion that no additional future charges related to the situation will be required.

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition for the quarter and six months ended June 30, 2005. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

INTRODUCTION AND MANAGEMENT OVERVIEW

The Corporation is a financial holding company that owns NBC, which operates in eastern Mississippi and Tuscaloosa, Alabama, and ENB, which operates in Memphis, Tennessee. The Corporation provides full financial services, including banking, trust services, mortgage services, insurance and investment products in its Mississippi and Alabama market areas and banking and mortgage services in its Tennessee market area. The Corporation’s stock is listed on the American Stock Exchange (“AMEX”) under the ticker symbol of NBY.

Effective following the close of business on March 31, 2004, the Corporation acquired Enterprise, the parent company of ENB. See Note 7 in the Notes to Consolidated Financial Statements for details relating to this acquisition.

During the first half of 2005, there were four major external factors that significantly impacted the operating results of the Corporation. First, the Federal Reserve continued to raise short-term interest rates. Second, the overall economy in the Mississippi market remained soft, resulting in continued low loan demand. Third, the overall credit quality of the NBC loan portfolio improved significantly, allowing the Corporation to reduce the provision for loan losses below expected levels. Fourth, the Pulse card-clearing network, of which NBC was a member, was sold to Discover Card. The first two factors impacted the Corporation’s net interest income for the period. The increase in rates improved the yield on earning assets. Also, the Corporation experienced a 10.7% increase in average earning assets; however, without the inclusion of Enterprise, the average earning assets would have declined by 1.8% because of a lack of loan growth in the Mississippi market. The third factor related to the credit quality of the NBC loan portfolio required the Corporation to reduce the provision for loan losses during the first half of the year below the levels that were budgeted at the beginning of the year. The fourth factor, relating to the sale of the Pulse card-clearing network, provided a one-time gain of approximately $837,000 that is included in other income. This resulted in a 6 cent increase in fully diluted earnings per share.

During the first quarter of 2005, the Board of Directors adopted a five-point strategic plan that will provide management with its primary direction during 2005. This plan is primarily focused on growing the Corporation’s footprint and its opportunities to build earning assets. The key points of this plan include: (1) improving margins; (2) filling several management slots to support our overall growth; (3) launching a de novo bank in a high growth market within our region; (4) continuing our acquisition activity; and (5) reviewing opportunities to expand our equity base. As of June 30, 2005, the Corporation had filled the management slots referenced in item (2), above. Management is continuing to focus on the other four items as the Corporation begins its third quarter.

For the first half of 2005, the Corporation’s net interest margin was 3.54%, compared to 3.35% for the same period of 2004. Increasing interest rates during the first half of 2005 improved the yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and 40% fixed rate loans, repriced upward. The improved rate environment did not have the same level of impact on the Corporation’s return on its investment portfolio. The yields on many of the securities that matured and were removed from the portfolio during the first half of 2005 were higher than the reinvestment yields of the securities that replaced them. As a result, the yields on the investment portfolio only increased by 3 basis points over the first half of 2004. The Corporation’s overall cost of funds also increased during the first half of 2005 as the rising rate environment put pressure on deposit and other borrowing rates. However, the increase in the cost of funds did not increase as much as the Corporation was able to improve its yields on average earning assets.

Even though overall loan demand has been relatively low during this period of low rates and a soft economy, the Corporation did not compromise its underwriting standards. As a result, management believes that the overall credit quality of the loan portfolio was good at June 30, 2005, as evidenced by the lower provision for loan losses during the first half of 2005.

During the first half of 2005, the Corporation continued its efforts to build non-interest income. This source of income, exclusive of gains on securities, increased from $9.9 million for the first half of 2004 to $10.1 million for the first half of 2005, a 1.5% increase. The growth of non-interest income has been and continues to be a major strategic goal for the Corporation. During the first half of 2005, non-interest income accounted for 22.3% of revenues.

Another goal of management in 2005 is to continue to control the level of non-interest expenses. During the first half of 2005, total non-interest expenses increased by $2.1 million, or 10.6%. Approximately $2.0 million of the increase came from the non-interest expenses of Enterprise. Enterprise’s non-interest expenses were included for all of 2005; however, they were only included in the 2004 numbers for the period of April 1, 2004 through June 30, 2004.

During the first half of 2005, the Corporation recognized $94,000 in securities gains, compared to $97,000 in gains in the first half of 2004. This, along with all of the factors discussed in the preceding paragraphs, resulted in the Corporation reporting net income of $7.1 million, or $.87 per share, for the first half of 2005, compared to $5.8 million, or $.70 per share, for the first half of 2004.

The Corporation has two primary initiatives either in process or planned for 2005 to improve its net interest income. First, as indicated previously, the Corporation plans to launch a de novo bank in a high growth market. This, along with the acquisition of Enterprise and the strong economy in our Tuscaloosa, Alabama market, should provide the Corporation access to markets with strong loan demand. Second, the Corporation will continue to implement its new pricing model that prices total commercial customer relationships, rather than separately pricing each loan. This initiative was begun during the second half of 2004 and management is seeing improved results in its overall pricing of the larger commercial relationships.

In addition to these specific plans, the Corporation will continue to look for ways to grow non-interest revenues. The Memphis market should be a major factor in this effort since Enterprise’s non-interest revenue is only 5.6% of its total revenue. The Corporation will also continue its efforts to control non-interest expenses in 2005 and will look for ways to improve its efficiency ratio.

Currently, management expects, based on available information, that interest rates will continue to trend upward during the second half of 2005, and the overall economy in its Mississippi markets will begin to show some improvement, as there have been several recent announcements concerning new companies that have or are planning to expand and/or begin production in the near future. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. The Corporation’s 2005 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

ACCOUNTING ISSUES

Note A of the Notes to Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2004 contains a summary of the Corporation’s accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management’s letter to shareholders and management’s discussion and analysis, is sufficient to provide the reader with the information needed to understand the Corporation’s accounting policies.

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

The Corporation’s provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure in the Corporation’s loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the Corporation’s ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that impairments exist, specific portions of the allowance are allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

The third area that requires subjective and complex judgment on the part of management is the review of the investment in the securities portfolio for other-than-temporary impartment. In 2003, the EITF of the FASB issued 03-01, “The Meaning of Other Than Temporary Impairment In Its Application To Certain Investments”. As a result of this release, the Corporation is required to review its investment portfolio and determine if it has impairment losses that are other-than-temporary. Even though the FASB delayed the effective date of the measurement and recognition guidance contained in the release, management is required to review the investment portfolio for other-than-temporary impairment situations. In making its determination, management must consider the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; and (6) whether the Corporation has the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value.

At its June 29, 2005 meeting, the FASB directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF No. 03-1”. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments”. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Until such time as the FASB issues this new pronouncement, management will continue using the methodology enumerated in the preceding paragraph.

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

Note A of the Notes to Consolidated Financial Statements included in the Corporation’s annual report Form 10-K contains a listing of all the Corporation’s affiliated companies. In December 2003, the Corporation formed NBC Capital Corporation (MS) Statutory Trust I, under the laws of the State of Connecticut for the purpose of issuing Trust Preferred Securities to partially fund the acquisition of Enterprise. Also, as part of the Enterprise acquisition, the Corporation became the parent organization for Enterprise (TN) Statutory Trust I, also organized under the laws of the State of Connecticut for the purposes of issuing Trust Preferred Securities for Enterprise. In accordance with FASB Interpretation No. 46 (revised December 2003) the Trusts, which are considered variable interest entities, are not consolidated into the financial statements of the Corporation. The only activity of the variable interest entities is the issuance of the Trust Preferred Securities.

Effective January 1, 2002, the Corporation adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. The Corporation completed its impairment test in accordance with Statement No. 142 in October 2004 and concluded that no impairment write down was warranted. At June 30, 2005, the Corporation had approximately $36.3 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No.142.

RESULTS OF OPERATIONS

First two quarters of 2005 compared to the first two quarters of 2004

Earnings for the first half of 2005 were $7.08 million, or $.87 per share. This compares to $5.75 million, or $.70 per share, for the first half of 2004. On an annualized basis, these 2005 totals equate to a 1.0% return on average assets and a 12.2% return on average equity. For this same period in 2004, the annualized return on average assets was 1.0% and the annualized return on average equity was 10.4%.

Net interest income for the first half of 2005 was $22.4 million, compared to $19.2 million for 2004. This represents an increase of 16.7%. The inclusion of Enterprise for six months of 2005 versus only three months of 2004 accounted for $2.59 million of the 2005 increase. During this period, the net interest margin was 3.54%, compared to 3.35% for the same period of 2004. In addition to this 19 basis point increase in margin, average earning assets increased from $1.15 billion in 2004 to $1.28 billion in 2005. This increase amounted to $123.4 million, or 10.7%. ENB provided approximately $285.1 million in average earning assets during the first half of 2005. In comparing the first half of 2005 to the same period of 2004, the Corporation gained 52 basis points of yield on its earning assets. However, during this period, the cost of funds increased by 35 basis points. The increase in average assets is composed of the following: average loans increased from $701.1 million during the first half of 2004 to $806.3 million during the first half of 2005 (ENB provided $108.1 million in 2004 and $206.4 million in 2005); average federal funds sold and other interest-bearing cash accounts decreased from $35.1 million during the first half of 2004 to $19.0 million during the first half of 2005 (ENB provided $1.7 million in 2004 and $3.3 million in 2005); and the average balance in investment securities increased from $417.5 million during the first half of 2004 to $451.7 million during the first half of 2005 (ENB provided $33.4 million in 2004 and $75.4 million in 2005). From the first half of 2004 to the first half of 2005, the yield on loans increased from 5.63% to 6.27%, the yield on federal funds sold increased from 1.10% to 2.66% and the yield on the investment securities portfolio increased from 4.33% to 4.36%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses decreased from $1.5 million during the first half of 2004 to $993,000 in the same quarter of 2005. The 2005 period includes a $570,000 provision made by ENB. The provision was determined based on management’s evaluation of the risk included in the loan portfolio and the balance needed in the reserve for loan losses as of June 30, 2005 to protect the Corporation from this computed risk. Another factor that impacted the provision for the quarter was that most of the loans that have been charged off during 2005 were fully reserved at the end of 2004. Also, the remaining loans in the portfolio have generally maintained their credit quality.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of NBC. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. Other income increased by $145,000, or 1.5%, from the first half of 2004 to the first half of 2005. Non-interest income for the first half of 2005 includes the non-interest income generated by ENB during the entire period. The 2004 totals include only the income generated by ENB for the period of April 1, 2004 through

June 30, 2004. The amounts contributed by ENB included in the 2004 and 2005 amounts are shown separately in the following table:

	2004	2005	ENB 2004	ENB 2005
Income from fiduciary activities	$1,002	$1,099	$0	$0
Service charges on deposit accounts	4,135	3,905	198	308
Insurance commission and fee income	2,243	2,356	0	0
Mortgage loan fee income	624	393	79	26
Other non-interest income	1,941	2,337	130	145

Total	$9,945	$10,090	$407	$479

Exclusive of ENB, non-interest income was up $73,000, or 0.8%, from the first half of 2004 to the first half of 2005. Exclusive of the contribution from ENB, the increase in non-interest income resulted from a $97,000, or 9.7%, increase in income from fiduciary activities, a $113,000, or 5.0%, increase in insurance commission and fee income and a $381,000, or 21.0%, increase in other non-interest income. The increase in income from fiduciary activities resulted from the amount of assets under management and the overall improvement in the equity markets over the last year. The increase in insurance commission and fee income resulted from an improvement in both sales volume and the level of profit sharing received from the insurance carriers based on loss experience. The increase in other non-interest income was due to a one-time gain of $837,000 related to NBC’s interest in the Pulse card-clearing network, which was sold during the first quarter of 2005. This gain was partially offset by a $209,000 decline in income from retail investments, a decline of $90,000 in gain on sale of repossessed assets and changes in other income accounts, none of which were material in amount. All other categories declined from the first half of 2004. Service charges on deposit accounts, exclusive of ENB, declined by $340,000, or 8.6%, and mortgage loan fee income declined by $178,000, or 32.7%. The decrease in service charges on deposit accounts largely resulted from an increase in the number of free checking accounts and an overall reduction in the amount of NSF fees that were generated from our non-interest bearing deposit accounts. As the industry moves toward more free accounts, the service charges generated by these accounts will continue to decline. The NSF fees declined significantly in January and February; however, they returned to a more normal level following those two months. It appeared that there was more available cash in our market during the first two months, as people filed their tax returns and received their refunds earlier. Also, several of the tax preparation firms were making loans against tax refunds, thereby getting cash in the hands of the consumer quicker. Mortgage fee income continued its decline during the first half of 2005. The demand for new home loans continues to improve; however, the improvement has not been enough to offset the decline in the demand to refinance existing mortgage loans. We are looking for some improvement in this area in the second half, as the mortgage loan pipeline has improved from $14.8 million at December 31, 2004 to $18.7 million at June 30, 2005.

The Corporation recognized $94,000 in securities gains during the first half of 2005, compared to gains of $97,000 during the first half of 2004.

Non-interest expense represents ordinary overhead expenses. These expenses increased $2.1 million, or 10.6% during the first half of 2005, compared with the first half of 2004. Non-interest expense for the first half of 2005 includes the non-interest expense incurred by ENB during the entire period. The 2004 totals include only the expense incurred by ENB for the period of April 1, 2004 through June 30, 2004. The amounts incurred by ENB included in the 2004 and 2005 amounts are shown separately in the following table:

	2004	2005	ENB 2004	ENB 2005
Salaries and employee benefits	$11,512	$12,387	$1,433	$1,768
Expenses of premises and equipment	2,660	3,108	314	694
Other non-interest expense	5,600	6,379	894	1,798

Total	$19,772	$21,874	$2,641	$4,260

Exclusive of ENB, non-interest expenses increased by $483,000, or 2.8%. Salaries and employee benefits increased $540,000, or 5.4%. The Corporation’s executive and senior management bonus program is based upon the Corporation reaching predetermined profit goals for the year. At June 30, the Corporation was on target to reach these goals for 2005. As a result, the Corporation accrued approximately $497,000 for anticipated bonuses. Without this bonus accrual, this expense category would have increased only by $43,000, or less than one percent. This is the result of the Corporation’s continued efforts to control employee cost. Expenses associated with premises and fixed assets increased by $68,000, or 2.9%, primarily resulting from additional depreciation expense from the new computer equipment required as we converted from an IBM operating environment to a Sun Micro Systems environment. Other non-interest expenses decreased by $125,000, or 2.7%. This decrease resulted primarily from the fact that in 2004, the Corporation incurred approximately $216,000 in expenses associated with the closing of four under-performing branches in the Mississippi market. This decrease was partially offset by an increase of approximately $115,000 in increased computer software amortization associated with the above mentioned system conversion. The amounts in the above table related to ENB include only three months of expenses for 2004 and six months for 2005. It is easily seen that significant savings have been realized in the area of salaries and employee benefits. Other non-interest expense in 2005 includes approximately $193,000 in losses incurred as result of ENB repurchasing loans sold in 2001. See Note 9 of the Notes to Consolidated Financial Statements for additional information concerning these loans.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate decreased from 28.1% for the first half of 2004 to 27.3% for the first half of 2005. This decrease in the effective tax rate resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation is attempting to add good quality tax-exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax-exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

Second quarter of 2005 compared to the second quarter of 2004

Earnings for the second quarter of 2005 were $3.34 million, or $.41 per share. This compares to $2.66 million, or $.33 per share, for the second quarter of 2004. On an annualized basis, these 2005 totals equate to a

1.0% return on average assets and an 11.5% return on average equity. For this same period in 2004, the annualized return on average assets was 0.8% and the annualized return on average equity was 9.7%.

Net interest income for the second quarter of 2005 was $11.2 million, compared to $10.8 million for 2004. This represents an increase of 4.3%. During this quarter, the net interest margin was 3.57%, compared to 3.38% for the same period of 2004. This increase in margin was partially offset by a $17.3 million decrease in average earning assets. In comparing the second quarter of 2005 to the same quarter of 2004, the Corporation improved the yield on its earning assets by 57 basis points from 5.07% to 5.64%. From the second quarter of 2004 to the second quarter of 2005, the yield on loans increased from 5.61% to 6.39%, the yield on federal funds sold increased from 1.02% to 2.74% and the yield on the investment securities portfolio increased from 4.22% to 4.41%. During the same period, the cost of funds also increased by 45 basis points from 1.89% to 2.34%; as the cost of deposits increased from 1.55% to 1.99% and the cost of other borrowings increased from 3.34% to 4.12%. The decrease in average assets is composed of the following: average loans declined from $810.2 million during the second quarter of 2004 to $802.2 million during the second quarter of 2005; average federal funds sold and other interest-bearing cash accounts increased from $13.4 million during the second quarter of 2004 to $16.2 million during the second quarter of 2005; and the average balance in investment securities decreased from $456.8 million to $445.0 million. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses has decreased from $805,000 during the second quarter of 2004 to $358,000 in the same quarter of 2005. The provision for the quarter was determined based on management’s evaluation of the risk included in the loan portfolio and the balance needed in the reserve for loan losses as of June 30, 2005 to protect the Corporation from this computed risk. Another factor that impacted the provision for the quarter was that most of the loans that have been charged off during 2005 were fully reserved for at the end of 2004. Also, the remaining loans in the portfolio have generally maintained their credit quality.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of NBC. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. During the second quarter of 2005, the Corporation experienced a decline in non-interest income compared to the second quarter of 2004. Non-interest income declined from $5.1 million for the second quarter of 2004 to $4.9 million for the second quarter of 2005. This represents a 4.7% decrease. The amounts for 2004 and 2005 and the amount of change are shown in the following table:

	2005	2004	CHANGE
Income from fiduciary activities	$593	$515	$78
Service charges on deposit accounts	2,035	2,195	(160)
Insurance commissions and fee income	1,222	1,066	156
Mortgage loan fee income	216	358	(142)
Other non-interest income	791	962	(171)

Total	$4,857	$5,096	$(239)

The change in non-interest income resulted from a 15.1% increase in income from fiduciary activities and a 14.6% increase in insurance commissions and fee income. The increase in income from fiduciary activities resulted primarily from higher fees related to the amount of assets under management and the impact of the improvement in the equity markets on the value of these assets. The increase in insurance commissions and fee income resulted from an improvement in both sales volume and the level of profit sharing received from the insurance carriers based on loss experience. These increases were more than offset by declines in the other categories of non-interest income. Service charges on deposit accounts declined by 7.3%. The decrease in service charges on deposit accounts largely resulted from an increase in the number of free checking accounts and a overall reduction in the amount of NSF fees that were generated from our non-interest bearing deposit accounts. As the industry moves toward more free accounts, the service charges generated by these accounts will continue to decline. The NSF fees declined significantly in April; however, they returned to a more normal level in May and June. Mortgage fee income declined by $142,000, or 39.7%, from the second quarter of 2004 to the second quarter of 2005. This decline resulted from a continuation of the soft demand for mortgage loan refinancing. Even with rates remaining at relatively low levels, the demand to refinance existing mortgage loans did not improve. Other non-interest income decreased by 17.8% from the second quarter of 2004 to the second quarter of 2005. The majority of this decline came from a $63,000 reduction in earnings from Bank-owned life insurance, a $70,000 decline in income from the sale of retail investments and an $89,000 decline in the sale of repossessed assets. These declines were partially offset by increases in other income accounts, none of which were considered to be material.

The Corporation recognized $97,000 in securities gains during the second quarter of 2005, compared to a gain of $89,000 during the second quarter of 2004.

Non-interest expense represents ordinary overhead expenses. These expenses decreased $22,000, or 0.2% during the second quarter of 2005, compared with the second quarter of 2004. The amounts for 2004 and 2005 and the amount of change are shown in the following table:

	2005	2004	CHANGE
Salaries and employee benefits	$6,494	$6,480	$14
Expenses of premises and equipment	1,495	1,478	17
Other non-interest expense	3,377	3,430	(53)

Total	$11,366	$11,388	$(22)

The decrease in non-interest expenses was the net effect of a 0.2% increase in salaries and employee benefits, a 1.2% increase in expenses of premises and equipment and a 1.5% decrease in other non-interest expense. The primary factors affecting salaries and employee benefits were a $558,000, or 38.9%, decrease in the salaries and benefits at ENB due staff reductions from the consolidation of the operating systems of NBC and ENB following the merger and a $497,000 increase due to the accrual of bonuses in the second quarter of 2005. No bonuses were accrued or paid in 2004 because the Corporation did not reach its profit goals. The other changes in this category were not material. Expenses associated with premises and fixed assets remained relatively unchanged. Other non-interest expenses decreased $53,000. This decrease resulted primarily from $216,000 charges associated with closing four under-performing branches in the Mississippi market in 2004. This decrease was partially offset by a charge incurred by ENB during the second quarter of 2005 of $193,000 relating to certain mortgage loans being repurchased. See Note 9 of Notes to the Consolidated Financial Statements for additional information concerning these loans.

The Corporation’s effective tax rate decreased from 29.3% for the second quarter of 2004 to 25.3% for the second quarter of 2005. This decrease in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. Also the 2004 rate was affected by the addition of Enterprise, which had a much higher effective tax rate than the Corporation. The Corporation is attempting to add good quality tax-exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax-exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

FINANCIAL CONDITION

During the first half of 2005, the Corporation’s balance sheet showed a decrease in total assets from $1.44 billion to $1.42 billion. This was a decrease of approximately $23.4 million, or 1.6%. During the period, cash and cash equivalents increased by approximately $20.0 million, or 40.4%, from $49.4 million to $69.4 million. This increase came from the areas of cash balances at our upstream clearing banks and federal funds sold. The Corporation has seen a strong upturn in loan demand in the Memphis market during the last half of the second quarter. As this demand has built, we have increased the balances in federal funds sold in anticipation of this funding need. The loan portfolio has increased from $802 million at the end of the first quarter to $807 million at the end of the second quarter; however, it is down from a total of $825 million at December 31, 2004. The total decrease during the first half of the year has been $18.1 million, or 2.2%. At June 30, 2005, ENB accounted for $195.0 million of the total loans of the Corporation. In addition to the loans carried on ENB’s books at the end of the second quarter, it had generated and participated an additional $49.2 million in loans to NBC. The lack of growth in the overall economy in the Corporation’s Mississippi market has caused loan demand to remain soft. Even with the soft Mississippi market, the Tennessee and Alabama markets continued to show good loan demand during the first half of the year and the overall pipeline shows the potential for good growth in the third quarter. There were four areas of our loan portfolio that declined during the first half of 2005. In the area of consumer loans, the softness in the economy, growing non-bank competition, the continuation of zero rate loans on new autos and the normal cycling of our student loan portfolio resulted in an overall decline in the consumer loan portfolio of approximately 23.7%. In the area of real estate loans, the adjustable rate and purchased mortgage loan portfolios declined by approximately $9.0 million, or 11.1%, as adjustable rate mortgages continued to payoff or refinance into fixed rate mortgages. Additionally, the real estate construction loan portfolio declined during the first half of 2005 by approximately $1.8 million, or 2.1%. This was primarily the result of changing the focus of our lending staff in our Tennessee market as we continued to add new, experienced lenders during the first half of 2005. These declines in the portfolio were partially offset in increases in the commercial real estate portfolio of approximately $2.6 million, or 0.8%, and in the business loan portfolio of approximately $7.2 million, or 4.7%. Also, during the first half of 2005, the investment securities portfolio decreased from $465.8 million to $441.3 million. This represented a decrease of $24.4 million, or 5.2%. The decrease came from two sources. First, during the second quarter, the Corporation sold approximately $12.0 million of available for sale securities.

Second, the Corporation received approximately $32 million from maturities, calls and prepayments of mortgage-backed securities during the six-month period. Management only replaced approximately $20 million of the securities and deployed the remaining funds toward loan growth.

During the first half of 2005, the allowance for loan losses declined slightly from $10.9 million to $10.8 million. Even though there has been strong competition for good quality credits in its markets, the Corporation did not reduce its underwriting standards, and as a result, the quality of the portfolio remains strong. Net charge-offs for the first half of 2005 were .29% of average net loans outstanding compared to .44% for the year 2004. At June 30, 2005, non-performing loans totaled .53% of total loans, and classified assets were 18.9% of capital. At December 31, 2004, non-performing loans totaled .56% of total loans, and classified assets were 18.7% of capital. The allowance for loan losses, as a percentage of total loans, increased from 1.32% at December 31, 2004 to 1.33% at June 30, 2005. Based on the evaluations described earlier and the information above, the allowance for loan losses at June 30, 2005 was deemed adequate to cover exposure within the Corporation’s loan portfolio.

The liability side of the balance sheet decreased from $1.32 billion at December 31, 2004 to $1.30 billion at June 30, 2005, a decrease of $26.7 million, or 2.0%. During the first half of 2005, deposits decreased by $4.5 million, or .4%, from $1.12 billion to $1.11 billion. The decline came primarily from the Memphis market as the Corporation decided not to aggressively pursue deposits in the areas of interest bearing checking and money market savings. The rates on these accounts have increased much more rapidly in this market than in the Corporation’s Mississippi and Alabama markets. The Corporation covered most of the loss of funds in this area by growing its non-interest checking accounts and by purchasing cheaper brokered deposits in the secondary market. Federal funds purchased and securities sold under agreements to repurchase also decreased by $3.3 million, or 12.3%, from $26.8 million to $23.5 million. Also during the first half of 2005, FHLB advances decreased by $22.4 million, or 16.9%. This decline was primarily the result of regularly scheduled principal payments. The Corporation had a $12.5 million term loan at the FHLB that matured in June of 2005. This loan was rolled into a five-year amortizing loan and the balance was reduced to $10 million.

Shareholders’ equity increased from $114.8 million to $118.0 million during the first half of 2005. The Corporation had $7.1 million in net income during this period. The market value of the available-for-sale portion of the investment securities portfolio remained relatively constant during the first half of 2005. The accumulated other comprehensive income component of shareholders’ equity improved from an unrealized loss of $4,374,000 at December 31, 2004 to an unrealized loss of $4,316,000 at June 30, 2005. Also, during the first half of 2005, the Corporation declared dividends of approximately $3,918,000.

The Corporation’s bank subsidiaries are required to maintain minimum amounts of capital to total risk-weighted assets as defined by the banking regulators. At June 30, 2005, the banks’ Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. In 2004, to help fund the acquisition of Enterprise, the Corporation’s subsidiary bank, NBC, borrowed funds from the Federal Home Loan Bank and, with approval from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to help fund the purchase of Enterprise common stock. As a result, NBC’s ability to pay dividends during 2005 is limited to its current year’s net profits. At June 30, 2005, without approval from the Comptroller of the Currency, NBC’s ability to pay dividends was limited to approximately $2.5 million. Under the same rules, ENB has the ability to pay dividends to the Corporation of approximately $1.0 million.

Also, under regulations controlling national banks, our banks are limited in the amount they can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At June 30, 2005, there were no formal borrowings between the Corporation (or its non-banking subsidiaries) and the Corporation’s subsidiary banks.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2005, the amount of unfunded commitments outstanding was $182.4 million.

Also, the Corporation provides Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a Letter of Credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of June 30, 2005, the amount of outstanding Letters of Credit was $10.0 million.

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

MARKET RISK

The Corporation maintained a consistent and disciplined asset/liability management policy during the first half of 2005. This policy focuses on interest rate risk and sensitivity. During the first half of 2005, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps, nor did it purchase or hold any derivative securities.

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

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At June 30, 2005, the Corporation’s balance sheet reflected approximately $65.0 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 4.6% of total assets and would indicate that the Corporation is slightly asset sensitive. Management believes that over the next twelve months interest rates will move up; therefore, the Corporation is correctly positioned to take advantage of this rising rate environment. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. As of June 30, 2005, the Corporation is within its Asset/Liability Management Policy. Management does not believe that it is in the Corporation’s best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	Quarter ended 6/30/05	Six Months ended 6/30/05	Year ended 12/31/04
EARNING ASSETS:
Net loans	$802,208	$806,289	$756,112
Federal funds sold and other interest-bearing assets	16,226	19,024	26,644
Securities
Taxable	320,537	326,124	320,431
Nontaxable	124,417	125,583	119,369

Totals	1,263,388	1,277,020	1,222,556

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	933,987	944,371	880,303
Borrowed funds, federal funds purchased and other	183,489	186,596	197,184

Totals	1,117,476	1,130,967	1,077,487

Net amounts	$145,912	$146,053	$145,069

	($ In Thousands) Interest for
	Quarter Ended 6/30/05	Six months ended 6/30/05	Year ended 12/31/04
EARNING ASSETS:
Net loans	$12,772	$25,053	$43,242
Federal funds sold and other interest-bearing assets	111	251	346
Securities:
Taxable	3,585	7,213	13,667
Nontaxable	1,302	2,563	5,129

Totals	$17,770	$35,080	$62,384

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$4,643	$8,950	$14,260
Borrowed funds, federal funds purchased and other	1,887	3,705	6,926

Totals	6,530	12,655	21,186

Net interest income	$11,240	$22,425	$41,198

	Yields Earned And Rates Paid (%)
	Quarter Ended 06/30/05	Six months Ended 06/30/05	Year Ended 12/31/04
EARNING ASSETS:
Net loans	6.39%	6.27%	5.72%
Federal funds sold and other interest-bearing assets	2.74%	2.66%	1.30%
Securities:
Taxable	4.49%	4.46%	4.27%
Nontaxable	4.20%	4.12%	4.30%

Totals	5.64%	5.54%	5.10%

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.99%	1.91%	1.62%
Borrowed funds, federal funds purchased and other	4.12%	4.00%	3.51%

Totals	2.34%	2.26%	1.97%

Net yield on earning assets	3.57%	3.54%	3.37%

Note: Yields on tax equivalent basis would be:

Nontaxable securities	6.46%	6.33%	6.61%

Total earning assets	5.86%	5.76%	5.33%

Net yield on earning assets	3.79%	3.76%	3.60%

PART I. ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Management’s Discussion and Analysis (Item 2 of this part I), and particularly to the section entitled “Market Risk.”

PART I. ITEM 4

Controls and Procedures

It is the responsibility of the Chief Executive Officer and the Chief Financial Officer to establish and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation. These disclosure controls and procedures have been designed to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to these officers by others within those entities, during the period covered by this filing and up to and including the filing date of this report.

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated as of June 30, 2005. It is the conclusion of the Corporation’s Chief Executive Officer and the Chief Financial Officer that, as of June 30, 2005, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Management believes that there were no material weaknesses in the Corporation’s internal controls that required any corrective action.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2005 Annual Meeting of Shareholders was held on June 14, 2005.

(b)	Not Applicable

(c)	At the 2005 annual meeting of shareholders, the shareholders voted on a proposal to amend the Corporation’s Articles of Incorporation to eliminate preemptive rights for shareholders. This proposal passed with the following votes being cast:

For	6,248,078
Against or Withheld	314,536
Abstentions	111,118
Broker Non-Votes	758,013

The shareholders also voted on a proposal to amend the Corporation’s Articles of Incorporation to eliminate cumulative voting rights in the election of directors. The proposal passed with the following votes being cast:

For	6,165,560
Against or Withheld	437,863
Abstentions	70,309
Broker Non-Votes	758,013

(d)	Not Applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Restated Articles of Incorporation

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Financial Officer

(b)	Form 8-K

A Form 8-K was filed with the Commission on April 5, 2005, announcing the resignation of Clifton B. Fowler from the Board of Directors of the Corporation to pursue other business interests.

A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended March 31, 2005. The press release was made to the public after the market closed on April 20, 2005 and included in a Current Report on Form 8-K filed on April 20, 2005.

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2004, filed with the Commission on March 14,2005, or in Form 10-Q for the quarter ended March 31, 2005, filed with the Commission on May 6, 2005.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and the six-month periods ended June 30, 2005, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBC CAPITAL CORPORATION
Registrant

Date: August 8, 2005
/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Page 35	3(i)	Restated Articles of Incorporation

Page 38	11	Statement re computation of per-share earnings

Page 39	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

Page 41	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

Page 43	32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Executive Officer

Page 44	32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Financial Officer