Form 10-Q
period 2005-09-30
NBC CAPITAL CORP
filed 2005-11-08
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

Commission File Number 1-15773

NBC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter.)

Mississippi	64-0694775
(State of other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

301 East Main Street, P. O. Box 1187, Starkville, Mississippi	39760
(Address of principal executive offices)	(Zip Code)

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value - 8,170,511 shares as of September 30, 2005.

PART I - FINANCIAL INFORMATION

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Amounts in thousands, except per share data)	2005	2004
INTEREST INCOME:
Interest and Fees on Loans	$38,631	$31,179
Interest and Dividends on Investment Securities	14,549	13,821
Other Interest Income	396	264

Total Interest Income	53,576	45,264
INTEREST EXPENSE:
Interest on Deposits	14,366	10,227
Interest on Borrowed Funds	5,546	5,054

Total Interest Expense	19,912	15,281

Net Interest Income	33,664	29,983
Provision for Loan Losses	1,528	2,285

Net Interest Income after Provision for
Loan Losses	32,136	27,698

NON-INTEREST INCOME:
Income from Fiduciary Activities	1,588	1,499
Service Charges on Deposit Accounts	5,997	6,454
Insurance Commission and Fee Income	3,589	3,445
Mortgage Loan Fee Income	653	927
Other Non-Interest Income	3,292	2,819

Total Non-Interest Income	15,119	15,144
Gains on Securities	153	130
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	18,789	17,479
Expense of Premises and Fixed Assets	4,603	4,244
Other Non-Interest Expense	9,619	8,987

Total Non-Interest Expense	33,011	30,710

Income before Income Taxes	14,397	12,262
Income Taxes	3,915	3,347

NET INCOME	$10,482	$8,915

Net Earnings Per Share:
Basic	$1.28	$1.09

Diluted	$1.28	$1.09

Dividends per Common Share	$0.73	$0.72

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

QUARTER ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Amounts in thousands, except per share data)	2005	2004
INTEREST INCOME:
Interest and Fees on Loans	$13,578	$11,556
Interest and Dividends on Investment Securities	4,773	4,838
Other Interest Income	145	72

Total Interest Income	18,496	16,466
INTEREST EXPENSE:
Interest on Deposits	5,416	3,824
Interest on Borrowed Funds	1,841	1,874

Total Interest Expense	7,257	5,698

Net Interest Income	11,239	10,768
Provision for Loan Losses	535	805

Net Interest Income after Provision for
Loan Losses	10,704	9,963

NON-INTEREST INCOME:
Income from Fiduciary Activities	489	497
Service Charges on Deposit Accounts	2,092	2,319
Insurance Commission and Fee Income	1,233	1,202
Mortgage Loan Fee Income	260	303
Other Non-Interest Income	955	878

Total Non-Interest Income	5,029	5,199
Gains on Securities	59	33
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	6,402	5,967
Expense of Premises and Fixed Assets	1,495	1,584
Other Non-Interest Expense	3,240	3,387

Total Non-Interest Expense	11,137	10,938

Income before Income Taxes	4,655	4,257
Income Taxes	1,254	1,096

NET INCOME	$3,401	$3,161

Net Earnings Per Share
Basic	$0.42	$0.39

Diluted	$0.42	$0.39

Dividends per Common Share	$0.25	$0.24

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	Dec. 31, 2004
(Amounts in Thousands)	(Unaudited)
ASSETS:
Cash and Cash Equivalents:
Noninterest-Bearing Balances	$37,582	$20,469
Interest-Bearing Balances	1,320	4,600
Federal Funds Sold and Securities Purchased Under Agreements to Resell	10,471	24,358

Total Cash and Cash Equivalents	49,373	49,427
Held-To-Maturity Securities (Market value of $25,988 at September 30, 2005 and $27,728 at December 31, 2004)	23,748	25,445
Available-For-Sale Securities	416,333	440,325

Total Securities	440,081	465,770
Loans	810,303	825,264
Less: Reserve for Loan Losses	(9,565)	(10,914)

Net Loans	800,738	814,350
Bank Premises and Equipment (Net)	17,967	18,609
Interest Receivable	7,777	7,663
Goodwill and Other Intangible Assets	39,932	40,659
Other Assets	45,877	43,095

TOTAL ASSETS	$1,401,745	$1,439,573

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Noninterest-Bearing Deposits	$144,245	$132,843
Interest-Bearing Deposits	927,076	983,530

Total Deposits	1,071,321	1,116,373
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,739	26,799
Subordinated Debentures	37,114	37,114
Other Borrowed Funds	101,727	132,403
Interest Payable	2,200	1,893
Other Liabilities	15,312	10,225

TOTAL LIABILITIES	1,282,413	1,324,807

Shareholders’ Equity:
Common Stock $1 Par Value, Authorized 50,000,000 shares, Issued 9,615,806 shares	9,616	9,616
Surplus and Undivided Profits	142,014	137,496
Accumulated Other Comprehensive Income (Loss)	(4,494)	(4,374)
Treasury Stock, at Cost	(27,804)	(27,972)

TOTAL SHAREHOLDERS’ EQUITY	119,332	114,766

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,401,745	$1,439,573

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Amounts in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,482	$8,915
Adjustments to Reconcile Net Income to Net Cash:
Depreciation and Amortization	3,081	2,463
Deferred Income Taxes (Credits)	313	(83)
Provision for Loan Losses	1,528	2,285
Loss (Gain) on Sale of Securities	(153)	(130)
(Increase) Decrease in Interest Receivable	(114)	(983)
(Increase) Decrease in Other Assets	(3,687)	(4,438)
Increase (Decrease) in Interest Payable	307	361
Increase (Decrease) in Other Liabilities	3,601	4,680

Net Cash Provided by Operating Activities	15,358	13,070
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid in Excess of Cash Equivalents for Acquisition	0	(43,291)
Proceeds from Maturities of Securities	49,828	87,978
Proceeds from Sale of Securities	24,328	35,266
Purchase of Securities	(48,496)	(159,726)
(Increase) Decrease in Loans	12,084	(9,086)
(Additions) Disposal of Bank Premises and Equipment	(1,059)	(2,761)

Net Cash Provided by (Used in) Investing Activities	36,685	(91,620)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	(45,052)	23,731
Dividends Paid on Common Stock	(5,877)	(5,879)
Increase (Decrease) in Borrowed Funds	(1,334)	17,333
Purchase of Treasury Stock	0	(346)
Other Financing Activities	166	0

Net Cash Provided by (Used in) Financing Activities	(52,097)	34,839
Net Increase (Decrease) in Cash and Cash Equivalents	(54)	(43,711)
Cash and Cash Equivalents at Beginning of Year	49,427	78,255

Cash and Cash Equivalents at End of Period	$49,373	$34,544

Interest	$19,605	$13,498

Income Taxes	$255	$2,837

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (“Corporation” or the “Company”) and its subsidiaries, National Bank of Commerce (“NBC”), Enterprise National Bank (“ENB”) and Enterprise Bancshares, Inc. (“Enterprise”). The acquisition of Enterprise was effective following the close of business on March 31, 2004; therefore, Enterprise’s results of operations for the quarter ended March 31, 2004 are not included in the consolidated financial statements for the nine-month period ended September 30, 2004. All significant intercompany accounts and transactions have been eliminated. In the normal decision making process, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Although management believes that the estimates and assumptions are reasonable and are based on the best information available, actual results could differ.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statements presented in this report have been made. Such adjustments were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted.

Note 1. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment”. FASB Statement No. 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, the Statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission extended the mandatory initial adoption of this Statement for public companies to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under Statement No. 123(R) shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Corporation anticipates adopting Statement No. 123(R) beginning in the quarter ending March 31, 2006, using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. As of August 31, 2005, the Board of Directors decided to vest all options that were outstanding and unvested as of that date. All outstanding unvested options as of that date were out-of-the- money. See Note 3 of the Notes to Consolidated Financial Statements for additional information. At this time, the Board of Directors is evaluating its alternatives for using stock-based compensation in the future and as of the date of this filing has made no decisions. With the current vesting of all outstanding options, the adoption of Statement No. 123(R) will not have an impact on the Corporation’s future results of operations. Any new plans adopted by the Board of Directors will be accounted for under FASB Statement No. 123(R).

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This deferral did not change the disclosure guidance, which remains effective for fiscal years ending after December 15, 2003. On November 3, 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments”. As of the date of this filing, the Corporation has not determined the impact of this pronouncement on its financial position or future results of operations.

In May 2005, the FASB issued Statement No. 154, entitled “Accounting Changes and Error Correction”. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the EITF reached consensuses on four new issues. Only one of the four issues was of concern to the Corporation. This issue relates the amortization period for leasehold improvements on operating leases acquired significantly after the beginning of the initial lease period. As a result, the Corporation reviewed all of its operating leases to make sure it was in compliance with the FASB’s position. The results of this review indicated that the leasehold improvements were being amortized over the appropriate period and that the Corporation would not have to make any material adjustments.

In July 2005, the FASB issued Staff Position APB 18-1, which provides guidance by an investor for its proportionate share of an equity method investee’s accumulated other comprehensive income when the investor loses significant influence over the investee. The Corporation does not currently have any unconsolidated investments that are accounted for under the equity method.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. Effective January 1, 2002, the

Corporation and its subsidiaries adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets”, which eliminated the requirement to amortize goodwill but instead requires periodic testing of goodwill for impairment. At September 30, 2005, the Corporation had approximately $36.3 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

Other identifiable intangible assets consist primarily of the core deposit premium arising from the acquisition of Enterprise. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

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

Had compensation for the stock options been determined based on FASB Statement No. 123, “Accounting for Stock Based Compensation,” net income and per share amounts would have been as follows:

	Quarter Ended September 30,
(Amounts in thousands except for per share data)	2005	2004
Net income, as reported	$3,401	$3,161
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(255)	(81)

Pro forma net income	$3,146	$3,080

Basic net earnings per share:
As reported	$.42	$.39
Pro forma	.39	.38
Diluted net earnings per share:
As reported	$.42	$.39
Pro forma	.38	.38

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$10,482	$8,915
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(369)	(188)

Pro forma net income	$10,113	$8,727

Basic net earnings per share:
As reported	$1.28	$1.09
Pro forma	1.24	1.07
Diluted net earnings per share:
As reported	$1.28	$1.09
Pro forma	1.24	1.07

As discussed in Note 1, FASB 123(R), which is effective for the first annual period that begins after June 15, 2005, requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Accordingly, the Corporation will implement the revised standard in the first quarter of 2006.

During the third quarter, the Compensation Committee of the Board of Directors reviewed the Corporation’s stock option plans and the options outstanding. At the time of the review, all outstanding options that were not vested were out-of-the-money. This situation has existed for much of 2005. In the opinion of the Committee, the options were not achieving their intended purposes of incentive compensation and employee retention. As a result, the Committee recommended to the Board of Directors that all outstanding options be vested to avoid recognizing future expense for options that were not achieving their intended results. At its August 2005 meeting, the Board of Directors voted to vest all outstanding options, effective August 31, 2005.

In accordance with the disclosure requirement of FASB 123, the expense shown above for the quarter and nine months ended September 30, 2005 discloses the remaining expense associated with all of the Corporation’s outstanding options as of September 30, 2005.

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

Note 5. Comprehensive Income

The following table discloses Comprehensive Income for the periods reported in the consolidated statements of income:

	Quarter Ended September 30,
	2005	2004
	(In thousands)
Net Income	$3,401	$3,161
Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for gains included in net income	(36)	(20)
Unrealized gains (losses) on securities	(142)	5,661

	(178)	5,641

Comprehensive Income (Loss)	$3,223	$8,802

Accumulated Comprehensive Income (Loss)	($4,494)	($2,385)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Net Income	$10,482	$8,915
Other Comprehensive Income (Loss) net of tax:
Reclassification adjustment for gains included in net income	(94)	(80)
Unrealized gains (losses) on securities	(26)	(809)

	(120)	(889)

Comprehensive Income (Loss)	$10,362	$8,026

Accumulated Comprehensive Income (Loss)	($4,494)	($2,385)

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s Defined Benefit Pension Plan for the periods indicated:

	Quarter Ended September 30,
(In Thousands)	2005	2004
Service cost	$157	$144
Interest cost	177	182
Expected return on assets	(206)	(191)
Net(gain)/loss recognition	100	80
Prior service cost amortization	(31)	(31)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost	$197	$184

	Nine Months Ended September 30,
(In Thousands)	2005	2004
Service cost	$469	$432
Interest cost	540	546
Expected return on assets	(609)	(573)
Net(gain)/loss recognition	302	240
Prior service cost amortization	(94)	(93)
Transition (asset)/obligation recognition	0	0

Net periodic benefit cost	$608	$552

The expected rate of return for 2005 and 2004 was 7.5%.

In the December 31, 2004 Notes to Consolidated Financial Statements, the Corporation stated that it did not expect to make a contribution to its pension plan in 2005. At that time the Corporation intended to make the 2005 contribution in 2006. Following further discussions with the plan administrator and plan actuaries, management decided that it was in the best interest of the plan to make the 2005 contribution in 2005. As a result, during the third quarter, the Corporation made a contribution of $1,024,000 to the plan.

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

$329,541

The Corporation’s pro forma summarized results of operations for the nine months ended September 30, 2004, assuming Enterprise had been acquired as of January 1, 2004, are as follows:

(In Thousands)
Interest income	$48,948
Interest expense	16,546

Net interest income	32,402
Provision for loan losses	3,575
Non-interest income	15,665
Non-interest expense	33,797

Income before income taxes	10,695
Provision for income taxes	2,715

Net income before extraordinary item	7,980
Loss from discontinued operations	232
Income tax benefit from discontinued operations	(89)

Net income	$7,837

Earnings per share-basic	$0.96

Earnings per share-diluted	$0.96

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

Note 8. Investment Securities

For the quarter and nine-month period ended September 30, 2005, management reviewed the securities portfolio for securities that had unrealized losses for more that twelve months and that could be considered other-than-temporary. Management is of the opinion that these unrealized losses are related to changes in interest rates and not to the credit quality of the issuer. It is also management’s opinion that the Corporation has the intent and ability to hold these securities until such time as the value recovers or the securities mature. The Corporation has not recognized any other-than-temporary impairment in connection with these securities.

As a result of the recent storms that have hit Mississippi, Louisiana and Texas, management reviewed the municipal bond portfolio to determine if there was any indication of an other-than-temporary impairment of these securities. The Corporation did not own any of the municipal securities that were placed on “ratings watch” by the rating agencies. As of the date of this filing, there is no indication that any of the securities owned by the Corporation and issued by issuers on the Gulf Coast have been impaired.

Note 9. Subsequent Events

On October 11, 2005, the Corporation changed the name of National Bank of Commerce to Cadence Bank, N. A. (“Cadence”), and on October 17, 2005, opened a de novo bank in Hoover, Alabama, (the fifth largest city in Alabama and a part of the Birmingham MSA) under the Cadence name. Also, the Corporation has an application pending with the Office of the Comptroller of the Currency to merge ENB into Cadence. Pending approval of this application, the two banks will merge in November and will operate as Cadence.

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

The following provides a narrative discussion and analysis of significant changes in the Corporation’s results of operations and financial condition for the quarter and nine months ended September 30, 2005. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

On October 11, 2005, the Corporation changed the name of National Bank of Commerce to Cadence Bank, N. A., and on October 17, 2005, opened a de novo bank in Hoover, Alabama, (the fifth largest city in Alabama and a part of the Birmingham MSA) under the Cadence name. The name was changed primarily to allow the Corporation to continue to expand into growth markets. NBC is a common name throughout the Southeastern region, and several of the markets in which the Corporation has an interest already have a bank operating as NBC or has recently had one using the name and still has it protected. Cadence was chosen so that it would be unique in our current markets and eliminate the confusion with the NBC name in our current and future metropolitan markets. The name change also allows the Corporation to operate under a single bank structure. The Corporation has an application pending with the Office of the Comptroller of the Currency to merge ENB into Cadence. Pending approval of this application, the two banks will merge in November and will operate as Cadence. In addition to the operational and marketing efficiencies that will be achieved under this single bank structure, it will also provide our customers with a seamless branch system in Alabama, Mississippi and Tennessee.

During the first three quarters of 2005, there were four major external factors that significantly impacted the operating results of the Corporation. First, the Federal Reserve continued to raise short-term interest rates. Second, the overall economy in the Mississippi market remained soft, resulting in continued low loan demand. Third, the overall credit quality of the NBC loan portfolio improved significantly, allowing the Corporation to reduce the provision for loan losses below expected levels. Fourth, the Pulse card-clearing network, of which NBC and ENB are members, was sold to Discover Card. The first two factors impacted the Corporation’s net interest income for the period. The increase in rates improved the yield on earning assets. Also, the Corporation experienced a 6.3% increase in average earning assets; however, without the inclusion of Enterprise, the average earning assets would have declined by 1.3% because of a lack of loan growth in the Mississippi market. The third factor related to the credit quality of the NBC loan portfolio required the Corporation to reduce the provision for loan losses during the first three quarters of the year below the levels that were budgeted at the beginning of the year. The fourth factor, relating to the sale of the Pulse card-clearing network, provided a one-time gain of approximately $837,000 that is included in other income. This resulted in a 6 cent increase in fully diluted earnings per share.

During the third quarter, the Gulf Coast region of Mississippi was badly damaged by Hurricanes Katrina and Rita. The damage was widespread and extended as far north as Interstate 20. The Corporation does not have operations in that part of the state. As a result, other than a brief period of power outage and some slight water damage from the heavy rain, the Corporation did not experience any significant damage or disruption of operations. However, the impact of the storms on the cost of fuel and natural gas is impacting and will continue to impact the Corporation’s entire area of operations for an unknown period of time. At the date of this filing, the Corporation has not been able to determine what impact the high cost of fuel and natural gas will have on its customer base and, therefore, did not increase its provision for loan losses for the quarter ended September 30, 2005. The Corporation will be monitoring this situation closely over the next several months and will consider these facts in making its loan loss provision for the fourth quarter of 2005 and into 2006.

During the first quarter of 2005, the Board of Directors adopted a five-point strategic plan that has provided management with its primary direction during 2005. This plan is primarily focused on growing the Corporation’s footprint and its opportunities to build earning assets. The key points of this plan include: (1) improving margins; (2) filling several management slots to support our overall growth; (3) launching a de novo bank in a high growth market within our region; (4) continuing our acquisition activity; and (5) reviewing opportunities to expand our equity base. As of September 30, 2005, the Corporation had filled the management slots referenced in item (2) above. During the first three quarters, management has been able to improve margins from 3.37% for 2004 to 3.54% for the first three quarters of 2005. Also, on October 17, 2005, the Corporation opened a de novo branch of Cadence in Hoover, Alabama, a part of the Birmingham MSA. Management is continuing to focus on these items as the Corporation begins its fourth quarter.

For the first three quarters of 2005, the Corporation’s net interest margin was 3.54%, compared to 3.34% for the same period of 2004. Increasing interest rates during the first three quarters of 2005 improved the yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and 40% fixed rate loans, repriced upward. To a much lesser extent, the improved rate environment also had a positive impact on the Corporation’s return on its investment portfolio, as the yields on the investment portfolio increased by 6 basis points over the first three quarters of 2004. The Corporation’s overall cost of funds also increased during the first three quarters of 2005 as the rising rate environment put pressure on deposit and other borrowing rates. However, the increase in the cost of funds did not increase as much as the Corporation was able to improve its yields on average earning assets.

Even though overall loan demand, especially in the Mississippi market, has been relatively low during this period of low rates and a soft economy, the Corporation did not compromise its underwriting standards. As a result, management believes that the overall credit quality of the loan portfolio was good at September 30, 2005, as evidenced by the lower provision for loan losses during the first three quarters of 2005.

During the first three quarters of 2005, the Corporation continued its efforts to build non-interest income; however, exclusive of gains on securities, it remained flat at $15.1 million for both the first three quarters of 2005 and 2004. The growth of non-interest income has been and continues to be a major strategic goal for the Corporation. See the section on the comparison of the first three quarters of 2005 and 2004, appearing later in the document, for details of the components and reasons for the lack of growth in the category. For the first three quarters of 2005, non-interest income accounted for 22.0% of revenues.

Another goal of management in 2005 is to continue to control the level of non-interest expenses. During the first three quarters of 2005, total non-interest expenses increased by $2.3 million, or 7.5%. Approximately $2.0 million of the increase came from the non-interest expenses of Enterprise. Enterprise’s non-interest expenses were included for all of 2005; however, they were only included in the 2004 numbers for the period of April 1, 2004 through September 30, 2004.

During the first three quarters of 2005, the Corporation reported net income of $10.5 million, or $1.28 per share compared to $8.9 million, or $1.09 per share, for the first three quarters of 2004.

The Corporation had two primary initiatives either in process or planned for 2005 to improve its net interest income. First, as indicated previously, the Corporation planned to launch a de novo bank in a high growth market. This de novo bank was opened in Hoover, Alabama, a part of the Birmingham MSA, on October 17, 2005. This, along with the acquisition of Enterprise and the strong economy in our Tuscaloosa, Alabama market, should provide the Corporation access to markets with strong loan demand. Second, the Corporation will continue to implement its new pricing model that prices total commercial customer relationships, rather than separately pricing each loan. This initiative was begun during the second half of 2004 and management is seeing improved results in its overall pricing of the larger commercial relationships.

In addition to these specific plans, the Corporation will continue to look for ways to grow non-interest revenues. The Memphis market should be a major factor in this effort since Enterprise’s non-interest revenue is only 5.7% of its total revenue. Also, the new branch in the Birmingham MSA should provide a new customer base for our other banking products and services. The Corporation will also continue its efforts to control non-interest expenses in 2005 and will look for ways to improve its efficiency ratio.

Currently, management expects, based on available information, that interest rates will continue to trend upward during the last quarter of 2005, and the overall economy in its Mississippi markets will begin to show some improvement, as there have been several recent announcements concerning new companies that have or are planning to expand and/or begin production in the near future. Strong growth is expected to continue in both the Memphis and Tuscaloosa markets. Also, the recent entry into the Birmingham MSA should provide the Corporation with another strong growth market. The Corporation’s 2005 projections, budgets and goals are based on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on the Corporation’s financial condition and results of operations. The areas of the Corporation’s operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

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

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgments, and, therefore, contain the most critical accounting estimates, are the provision for loan losses and the resulting allowance for loan losses; the liability and expense relating to the Corporation’s pension and other postretirement benefit plans; and the issues relating to other-than-temporary impairment losses in the securities portfolio.

The Corporation’s provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure in the Corporation’s loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of the Corporation’s ability to collect the loan and the related interest. This determination is generally made based on collateral value. If it is determined that impairments exist, specific portions of the allowance are allocated to these individual loans. All other loans are grouped into homogeneous pools, and risk exposure is determined by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels, energy cost and other information, as deemed appropriate.) Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

Another of the areas that requires subjective and complex judgments is the liability and expense relating to the Corporation’s pension and other postretirement benefit plans. The assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation, are evaluated by management, reviewed with the plan actuaries and updated as appropriate. Actual experience that differs from the assumptions could have a significant impact on our financial position and results of operations. The discount rate and the expected rate of return on the plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability and the corresponding pension expense. In selecting the expected rate of return, management, in consultation with the plan trustees, has selected a rate based on assumptions compared to recent returns and economic forecasts. Considerations were given to the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, management, in consultation with actuarial consultants, selected rates that are based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans.

The third area that requires subjective and complex judgment on the part of management is the review of the investment in the securities portfolio for other-than-temporary impairment. In 2003, the EITF of the FASB issued 03-01, “The Meaning of Other Than Temporary Impairment In Its Application To Certain Investments.” As a result of this release, the Corporation is required to review its investment portfolio and determine if it has impairment losses that are other-than-temporary. Under this release, management is required to review the investment portfolio for other-than-temporary impairment situations. In making its determination, management must consider the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; and (6) whether the Corporation has the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value.

On November 3, 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. As of the date of this filing, the Corporation has not determined the impact of this pronouncement on its financial position or future results of operations.

In the normal course of business, the Corporation’s banking subsidiaries, NBC and ENB, make loans to related parties, including directors and executive officers of the Corporation and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within applicable regulatory and lending limitations. See Note O in the Notes to Consolidated Financial Statements included in the annual report filed on Form 10-K for the year ended December 31, 2004, and the Corporation’s proxy statement for additional details concerning related party transactions.

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

Note A of the Notes to Consolidated Financial Statements included in the Corporation’s annual report filed on Form 10-K for the year ended December 31, 2004, contains a listing of all the Corporation’s affiliated companies. In December 2003, the Corporation formed NBC Capital Corporation (MS) Statutory Trust I, under the laws of the State of Connecticut for the purpose of issuing Trust Preferred Securities to partially fund the acquisition of Enterprise. Also, as part of the Enterprise acquisition, the Corporation became the parent organization for Enterprise (TN) Statutory Trust I, also organized under the laws of the State of Connecticut for the purposes of issuing Trust Preferred Securities for Enterprise. In accordance with FASB Interpretation No. 46 (revised December 2003) the Trusts, which are considered variable interest entities, are not consolidated into the financial statements of the Corporation. The only activity of the variable interest entities is the issuance of the Trust Preferred Securities.

Effective January 1, 2002, the Corporation adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Statement eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. The Corporation completed its impairment test in accordance with Statement No. 142 in October 2004 and concluded that no impairment write down was warranted. At September 30, 2005, the Corporation had approximately $36.3 million of goodwill on its balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

As discussed in Notes 1 and 3 to Consolidated Financial Statements, FASB 123(R), which is effective for the first annual period that begins after June 15, 2005, requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements.

During the third quarter, the Compensation Committee of the Board of Directors reviewed the Corporation’s stock option plan and the options outstanding. At the time of the review, all outstanding options that were not vested were out-of-the-money. This situation has existed for much of 2005. In the opinion of the Committee, the options were not achieving their intended purposes of incentive compensation and employee retention. As a result, the Committee recommended to the Board of Directors that all outstanding options (all of which were out-of-the-money) be vested to avoid recognizing future expense for options that were not achieving their intended results. At its August 2005 meeting, the Board of Directors voted to vest all outstanding options, effective August 31, 2005.

RESULTS OF OPERATIONS

First three quarters of 2005 compared to the first three quarters of 2004:

Earnings for the first three quarters of 2005 were $10.5 million, or $1.28 per share. This compares to $8.9 million, or $1.09 per share, for the first three quarters of 2004. On an annualized basis, these 2005 totals equate to a 1.0% return on average assets and a 12.0% return on average equity. For this same period in 2004, the annualized return on average assets was 0.9% and the annualized return on average equity was 10.7%.

Net interest income for the first three quarters of 2005 was $33.7 million, compared to $30.0 million for 2004. This represents an increase of 12.3%. The inclusion of Enterprise for nine months of 2005 versus only six months of 2004 accounted for $2.42 million of the 2005 increase. During this period, the net interest margin was 3.54%, compared to 3.34% for the same period of 2004. In addition to this 20 basis point increase in margin, average earning assets increased from $1.20 billion in 2004 to $1.27 billion in 2005. This increase amounted to $75.0 million, or 6.3%. ENB provided approximately $280.6 million in average earning assets during the first three quarters of 2005. In comparing the first three quarters of 2005 to the same period of 2004, the Corporation gained 58 basis points of yield on its earning assets. However, during this period, the cost of funds increased by 43 basis points. The increase in average assets is composed of the following: average loans increased from $737.0 million during the first three quarters of 2004 to $806.9 million during the first three quarters of 2005 (ENB provided $144.0 million in 2004 and $203.4 million in 2005); average federal funds sold and other interest-bearing cash accounts decreased from $30.4 million during the first three quarters of 2004 to $18.8 million during the first three quarters of 2005 (ENB provided $2.4 million in 2004 and $2.9 million in 2005); and the average balance in investment securities increased from $430.0 million during the first three quarters of 2004 to $446.7 million during the first three quarters of 2005 (ENB provided $45.7 million in 2004 and $74.3 million in 2005). From the three quarters ended September 2004 to the three quarters ended September 2005, the yield on loans increased from 5.65% to 6.40%, the yield on federal funds sold increased from 1.16% to 2.82%, and the yield on the investment securities portfolio increased from 4.29% to

4.35%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses decreased from $2.3 million during the first three quarters of 2004 to $1.5 million for the same period of 2005. The provision was determined based on management’s evaluation of the risk included in the loan portfolio and the balance needed in the reserve for loan losses as of September 30, 2005 to protect the Corporation from this computed risk. Another factor that impacted the provision for the period was that most of the loans that have been charged off during 2005 were fully reserved at the end of 2004. Also, the remaining loans in the portfolio have generally maintained their credit quality.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of NBC. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. Other income decreased by $25,000 from the first three quarters of 2004 to the first three quarters of 2005. Non-interest income for the first three quarters of 2005 includes the non-interest income generated by ENB during the entire period. The 2004 totals include only the income generated by ENB for the period of April 1, 2004 through September 30, 2004. The amounts contributed by ENB included in the 2004 and 2005 amounts are shown separately in the following table:

			ENB 2004	ENB 2005
	2004	2005
Income from fiduciary activities	$1,499	$1,588	$0	$0
Service charges on deposit accounts	6,454	5,997	422	437
Insurance commission and fee income	3,445	3,589	0	0
Mortgage loan fee income	927	653	148	57
Other non-interest income	2,819	3,292	240	232

Total	$15,144	$15,119	$810	$726

Exclusive of ENB, non-interest income was up $59,000, or 0.4%, from the three quarters ended September 30, 2004 to the three quarters ended September 30, 2005. Exclusive of the contribution from ENB, the increase in non-interest income resulted from a $89,000, or 5.9%, increase in income from fiduciary activities, a $144,000, or 4.2%, increase in insurance commission and fee income and a $481,000, or 18.7%, increase in other non-interest income. The increase in income from fiduciary activities resulted from the amount of assets under management and the overall improvement in the equity markets over the last year. The increase in insurance commission and fee income resulted from an improvement in both sales volume and the level of profit sharing received from the insurance carriers based on loss experience. The increase in other non-interest income was due to a one-time gain of $837,000 related to the Corporation’s interest in the Pulse card-clearing network, which was sold during the first quarter of 2005. This gain was partially offset by a $240,000 decline in income from retail investments, a decline of $91,000 in gain on sale of repossessed assets, an $89,000 decline in earnings from bank-owned life insurance and changes in other income accounts, none of which were material in amount. All other categories declined from the first three quarters of 2004. Service charges on deposit accounts, exclusive of ENB, declined by $472,000, or 7.8%, and mortgage loan fee income declined by $183,000, or 23.5%. The decrease in service charges on deposit accounts largely resulted from an increase in the number of free checking accounts and an overall reduction in the amount of NSF fees that were generated from our non-interest bearing deposit accounts. As the industry moves toward more free accounts, the service charges generated by these accounts will continue to decline. The NSF fees declined significantly in January and February; however, they returned to a more normal level following those two months. It appeared that there was more available cash in our market during the first two months, as people filed their tax returns and received their refunds earlier. Also, several of the tax preparation firms were making loans against tax refunds, thereby getting cash in the hands of the consumer quicker. Two other factors that are having an effect on NSF income are that the use of debit cards is increasing, which reduces the number of checks written, and many retail establishments are becoming more careful about taking checks at the point of sale. Mortgage fee income continued its decline during the first three quarters of 2005. The demand for new home loans continues to be strong; however, this has not been enough to offset the decline in the demand to refinance existing mortgage loans. We are looking for some improvement in this area in the last quarter, as the mortgage loan pipeline has improved from $17.3 million at December 31, 2004 to $18.1 million at September 30, 2005.

The Corporation recognized $153,000 in securities gains during the first three quarters of 2005, compared to gains of $130,000 during the first three quarters of 2004.

Non-interest expense represents ordinary overhead expenses. These expenses increased $2.3 million, or 7.5%, during the first three quarters of 2005, compared with the first three quarters of 2004. Non-interest expense for the first three quarters of 2005 includes the non-interest expense incurred by ENB during the entire period. The 2004 totals include only the expense incurred by ENB for the period of April 1, 2004 through September 30, 2004. The amounts incurred by ENB included in the 2004 and 2005 amounts are shown separately in the following table:

			ENB 2004	ENB 2005
	2004	2005
Salaries and employee benefits	$17,479	$18,789	$2,362	$2,684
Expenses of premises and equipment	4,244	4,603	709	1,018
Other non-interest expense	8,987	9,619	1,819	2,590

Total	$30,710	$33,011	$4,890	$6,292

Exclusive of ENB, non-interest expenses increased by $899,000, or 3.5%. Salaries and employee benefits increased $988,000, or 6.5%. The Corporation’s executive and senior management bonus program is based upon the Corporation reaching predetermined profit goals for the year. At September 30, the Corporation was on target to reach these goals for 2005. As a result, the Corporation accrued approximately $647,000 for anticipated bonuses. Without this bonus accrual, this expense category would have increased only by $341,000, or 2.3%. This is the result of the Corporation’s continued efforts to control employee cost. Expenses associated with premises and fixed assets increased by $50,000, or 1.4%, primarily resulting from additional depreciation expense from the new computer equipment required as we converted from an IBM operating environment to a Sun Micro Systems environment. Other non-interest expenses decreased by $139,000, or 1.9%. This decrease resulted primarily from the fact that in 2004, the Corporation incurred approximately $216,000 in expenses associated with the closing of four under-performing branches in the Mississippi market and approximately $187,000 in one-time direct expense to comply with Sarbanes-Oxley 404 through the first nine months of the year. Several other expense categories showed decreases, none of which were individually considered to be material. This decrease was partially offset by an increase of approximately $151,000 in computer software amortization associated with the above mentioned system conversion, approximately $422,000 in expenses associated with the name change from NBC to Cadence and the opening of the de novo branch in the Birmingham MSA. Other non-interest expense for ENB in 2005 includes approximately $193,000 in losses incurred as a result of repurchasing loans sold in 2001.

Changes in the Corporation’s income tax expense have generally paralleled changes in income. The Corporation’s effective tax rate decreased from 27.3% for the first three quarters of 2004 to 27.2% for the first three quarters of 2005. This decrease in the effective tax rate resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation is attempting to add good quality tax-exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax-exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

Third quarter of 2005 compared to the third quarter of 2004:

Earnings for the third quarter of 2005 were $3.4 million, or $.42 per share. This compares to $3.2 million, or $.39 per share, for the third quarter of 2004. On an annualized basis, these 2005 totals equate to a 1.0% return on average assets and an 11.5% return on average equity. For this same period in 2004, the annualized return on average assets was 0.9% and the annualized return on average equity was 11.5%.

Net interest income for the third quarter of 2005 was $11.2 million, compared to $10.8 million for 2004. This represents an increase of 4.4%. During this quarter, the net interest margin was 3.53%, compared to 3.38% for the same period of 2004. This increase in margin was partially offset by a $19.4 million decrease in average earning assets. In comparing the third quarter of 2005 to the same quarter of 2004, the Corporation improved the yield on its earning assets by 70 basis points from 5.11% to 5.81%. From the third quarter of 2004 to the third quarter of 2005, the yield on loans increased from 5.69% to 6.67%, the yield on federal funds sold increased from 1.45% to 3.14% and the yield on the investment securities portfolio increased from 4.23% to 4.33%. During the same period, the cost of funds also increased by 60 basis points from 1.99% to 2.59%; as the cost of deposits increased from 1.64% to 2.29% and the cost of other borrowings increased from 3.57% to 4.26%. The decrease in average assets is composed of the following: average loans increased from $808.0 million during the third quarter of 2004 to $808.2 million during the third quarter of 2005; average federal funds sold and other interest-bearing cash accounts decreased from $19.8 million during the third quarter of 2004 to $18.3 million during the third quarter of 2005; and the average balance in investment securities decreased from $455.0 million to $436.8 million. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses decreased from $805,000 during the third quarter of 2004 to $535,000 in the same quarter of 2005. The provision for the quarter was determined based on management’s evaluation of the risk included in the loan portfolio and the balance needed in the reserve for loan losses as of September 30, 2005 to protect the Corporation from this computed risk. Another factor that impacted the provision for the quarter was that most of the loans that have been charged off during 2005 were fully reserved for at the end of 2004. Also, the remaining loans in the portfolio have generally maintained their credit quality.

Non-interest income includes various service charges, fees and commissions collected by the Corporation, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of NBC. It has been and continues to be a strategic focus for the Corporation to diversify its other income sources so that it can be less dependent on net interest income. During the third quarter of 2005, the Corporation experienced a decline in non-interest income compared to the third quarter of 2004. Non-interest income declined from $5.2 million for the third quarter of 2004 to $5.0 million for the third quarter of 2005. This represents a 3.3% decrease. The amounts for 2004 and 2005 and the amount of change are shown in the following table:

	2005	2004	CHANGE
Income from fiduciary activities	$489	$497	$(8)
Service charges on deposit accounts	2,092	2,319	(227)
Insurance commissions and fee income	1,233	1,202	31
Mortgage loan fee income	260	303	(43)
Other non-interest income	955	878	77

Total	$5,029	$5,199	$(170)

The change in non-interest income resulted from a 2.6% increase in insurance commissions and fee income and an 8.8% increase in other non-interest income. The increase in insurance commissions and fee income resulted from an improvement in sales volume during the quarter. The increase in other non-interest income came from a payment from the State of Mississippi Highway Department for business interruption during highway construction at a branch location. These increases were more than offset by declines in the other categories of non-interest income. Income from fiduciary activities decreased by 1.6% primarily due to the lower fees related to the impact of the value of the equity markets on the value of these assets. Service charges on deposit accounts declined by 9.8%. The decrease in service charges on deposit accounts largely resulted from an increase in the number of free checking accounts and a overall reduction in the amount of NSF fees that were generated from our non-interest bearing deposit accounts. As the industry moves toward more free accounts, the service charges generated by these accounts will continue to decline. The NSF fees declined due primarily to the volume of NSF checks as we continue to see increased usage of debit cards at point of sale and merchants exercising more care in accepting checks from their retail customers. Mortgage fee income declined by $43,000, or 14.2%, from the third quarter of 2004 to the third quarter of 2005. This decline resulted from a continuation of the soft demand for mortgage loan refinancing.

The Corporation recognized $59,000 in securities gains during the third quarter of 2005, compared to gains of $33,000 during the third quarter of 2004.

Non-interest expense represents ordinary overhead expenses. These expenses increased $199,000, or 1.8% during the third quarter of 2005, compared with the third quarter of 2004. The amounts for 2004 and 2005 and the amount of change are shown in the following table:

	2005	2004	CHANGE
Salaries and employee benefits	$6,402	$5,967	$435
Expenses of premises and equipment	1,495	1,584	(89)
Other non-interest expense	3,240	3,387	(147)

Total	$11,137	$10,938	$199

The increase in non-interest expenses was the net effect of a 7.3% increase in salaries and employee benefits, a 5.6% decrease in expenses of premises and equipment and a 4.3% decrease in other non-interest expense. The primary factors affecting salaries and employee benefits were a $94,000 decrease in the amount of salary deferral under FASB 91, normal year over year raises and a $150,000 increase due to the accrual of bonuses in the third quarter of 2005. No bonuses were accrued or paid in 2004 because the Corporation did not reach its profit goals. The reduction in the FASB 91 deferral is a direct relation to the number of loans made during the quarter. There was no material change in the expenses associated with premises and fixed assets. Other non-interest expenses decreased $147,000. This decrease resulted primarily from a $177,000 reduction in accounting fees. In the third quarter of 2004, the Corporation incurred significant charges associated with complying with Sarbanes-Oxley 404. There were several other categories of non-interest expenses that declined from the third quarter of 2004 to the third quarter of 2005, none of which, taken individually, are considered to be material. These decreases were partially offset by approximately $257,000 of non-recurring expense associated with NBC’s name change to Cadence and the opening of the de novo branch.

The Corporation’s effective tax rate increased from 25.7% for the third quarter of 2004 to 26.9% for the third quarter of 2005. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income. The Corporation is attempting to add good quality tax-exempt securities to its portfolio; however, its ability to do so is limited by the market supply of acceptable municipal securities, the level of tax-exempt yields and the Corporation’s normal liquidity and balance sheet structure requirements.

FINANCIAL CONDITION

During the first three quarters of 2005, the Corporation’s balance sheet showed a decrease in total assets from $1.44 billion to $1.40 billion. This was a decrease of approximately $37.8 million, or 2.6%. During the period, cash and cash equivalents remained relatively unchanged. The loan portfolio increased from $802 million at the end of the first quarter to $807 million at the end of the second quarter to $810 million at the end of the third quarter; however, it is down from a total of $825 million at December 31, 2004. The total decrease during the first three quarters of the year has been $15.0 million, or 1.8%. At September 30, 2005, ENB accounted for $196.8 million of the total loans of the Corporation. In addition to the loans carried on ENB’s books at the end of the third quarter, it had generated and participated an additional $53.7 million in loans to NBC. The lack of growth in the overall economy in the Corporation’s

Mississippi market has caused loan demand to remain soft. Even with the soft Mississippi market, the Tennessee and Alabama markets continued to show good loan demand during the first three quarters of the year and the overall pipeline shows the potential for good growth in the fourth quarter. There were four areas of our loan portfolio that declined during the first three quarters of 2005. In the area of consumer loans, the softness in the economy, growing non-bank competition, the continuation of zero rate loans on new autos and the normal cycling of our student loan portfolio resulted in an overall decline in the consumer loan portfolio of approximately 25.7%. In the area of real estate loans, the adjustable rate and purchased mortgage loan portfolios declined by approximately $14.3 million, or 17.2%, as adjustable rate mortgages continued to payoff or refinance into fixed rate mortgages. These declines in the portfolio were partially offset in increases in the real estate construction portfolio of approximately $3.7 million, or 4.3%, and in the business loan portfolio of approximately $11.7 million, or 7.5%. Also, during the first three quarters of 2005, the investment securities portfolio decreased from $465.8 million to $440.0 million. This represented a decrease of $25.7 million, or 5.5%. The decrease came from two sources. First, during the second and third quarters, the Corporation sold approximately $22.7 million of available-for-sale securities. Second, the Corporation received approximately $49 million from maturities, calls and prepayments of mortgage-backed securities during the nine-month period. Management only replaced approximately $53.9 million of the securities and deployed the remaining funds toward loan growth as deposits were also allowed to decline.

During the first three quarters of 2005, the allowance for loan losses declined from $10.9 million to $9.6 million. Even though there has been strong competition for good quality credits in its markets, the Corporation did not reduce its underwriting standards and, as a result, the quality of the portfolio remains strong. Net charge-offs for the first three quarters of 2005 were .36% of average net loans outstanding compared to .44% for the year 2004. At September 30, 2005, non-performing loans totaled .53% of total loans, and classified assets were 18.4% of capital. At December 31, 2004, non-performing loans totaled ..56% of total loans, and classified assets were 18.7% of capital. The allowance for loan losses, as a percentage of total loans, decreased from 1.32% at December 31, 2004 to 1.18% at September 30, 2005. Based on the evaluations described earlier and the information above, the allowance for loan losses at September 30, 2005 was deemed adequate to cover exposure within the Corporation’s loan portfolio.

The liability side of the balance sheet decreased from $1.32 billion at December 31, 2004 to $1.28 billion at September 30, 2005, a decrease of $42.4 million, or 3.2%. During the first three quarters of 2005, deposits decreased by $45.1 million, or 4.0%, from $1.12 billion to $1.07 billion. The decline came primarily from the Memphis market as the Corporation decided not to aggressively pursue deposits in the areas of interest-bearing checking and money market savings. The rates on these accounts have increased much more rapidly in this market than in the Corporation’s Mississippi and Alabama markets. Federal funds purchased and securities sold under agreements to repurchase increased by $27.9 million, or 104.3%, from $26.8 million to $54.7 million. Also during the first three quarters of 2005, FHLB advances decreased by $30.7 million, or 23.2%. This decline was primarily the result of regularly scheduled principal payments. As loan demand increases as the Memphis and Tuscaloosa markets continue to grow and the new Birmingham market comes online, the Corporation will be more competitive for deposits and will continue to look to the wholesale market for its funding.

Shareholders’ equity increased from $114.8 million to $119.3 million during the first three quarters of 2005. The Corporation had $10.5 million in net income during this period. The market value of the available-for-sale portion of the investment securities portfolio remained relatively constant during the first three quarters of 2005. The accumulated other comprehensive income component of shareholders’ equity increased from an unrealized loss of $4,374,000 at December 31, 2004 to an unrealized loss of $4,494,000 at September 30, 2005. Also, during the first three quarters of 2005, the Corporation declared dividends of approximately $5,961,000. Also, during the nine-month period, the Corporation issued approximately $166,000 in treasury stock as stock options were exercised.

The Corporation’s bank subsidiaries are required to maintain minimum amounts of capital to total risk-weighted assets as defined by the banking regulators. At September 30, 2005, the banks’ Tier I, Tier II and Total Capital Ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the subsidiary banks. Under the regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. In 2004, to help fund the acquisition of Enterprise, the Corporation’s subsidiary bank, NBC, borrowed funds from the Federal Home Loan Bank and, with approval from the Office of the Comptroller of the Currency, declared a special dividend to the Corporation to help fund the purchase of Enterprise common stock. As a result, NBC’s ability to pay dividends during 2005 is limited to its current year’s net profits. At September 30, 2005, without approval from the Comptroller of the Currency, NBC’s ability to pay dividends was limited to approximately $4.0 million. Under the same rules, ENB has the ability to pay dividends to the Corporation of approximately $1.2 million.

Also, under regulations controlling national banks, our banks are limited in the amount they can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At September 30, 2005, there were no formal borrowings between the Corporation (or its non-banking subsidiaries) and the Corporation’s subsidiary banks.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Corporation enters into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2005, the amount of unfunded commitments outstanding was $192.9 million.

Also, the Corporation provides Letters of Credit to its customers. The Corporation charges the customer approximately one and one-half percent of the face amount of a Letter of Credit as a fee for issuance. This is a contingent obligation to make a loan to this customer for up to the amount of the Letter of Credit and at a predetermined rate of interest. As of September 30, 2005, the amount of outstanding Letters of Credit was $10.6 million.

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

MARKET RISK

The Corporation maintained a consistent and disciplined asset/liability management policy during the first three quarters of 2005. This policy focuses on interest rate risk and sensitivity. During the first half of 2005, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps. On September 26, 2005, the Corporation entered into a $25 million structured repurchase transaction. This was a standard repurchase transaction with a 4% embedded floor. The term of the transaction was three years. It was priced at three month LIBOR plus 24 basis points and reprices every three months. This transaction is in line with our asset/liability strategy and was entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. This derivative instrument was accounted for as an embedded derivative under FASB No. 133.

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

Due to the potential volatility of interest rates, the Corporation’s goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At September 30, 2005, the Corporation’s balance sheet reflected approximately $17.4 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 1.2% of total assets and would indicate that the Corporation is slightly asset sensitive. Management believes that over the next twelve months interest rates will move up; therefore, the Corporation is correctly positioned to take advantage of this rising rate environment. This computation results from a static gap analysis that weights assets and liabilities equally. It is the Corporation’s policy to maintain a static gap position of no more than a plus or minus 10% of aggregate assets over a moving twenty-four month period. As of September 30, 2005, the Corporation is within its Asset/Liability Management Policy. Management believes that is in the Corporation’s best interest to protect against unexpected or unusual changes in interest rates. Therefore, the Corporation does not speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

ANALYSIS OF NET INTEREST EARNINGS

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	Quarter ended 9/30/05	Nine Months ended 9/30/05	Year ended 12/31/04
EARNING ASSETS:
Net loans	$808,161	$806,920	$756,112
Federal funds sold and other interest-bearing assets	18,348	18,806	26,644
Securities
Taxable	313,640	321,945	320,431
Nontaxable	123,199	124,779	119,369

Totals	1,263,348	1,272,450	1,222,556

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	938,079	942,251	880,303
Borrowed funds, federal funds purchased and other	171,430	181,377	197,184

Totals	1,109,509	1,123,628	1,077,487

Net amounts	$153,839	$148,822	$145,069

	($ In Thousands)
	Interest for
	Quarter Ended 9/30/05	Nine months ended 9/30/05	Year ended 12/31/04
EARNING ASSETS:
Net loans	$13,578	$38,631	$43,242
Federal funds sold and other interest- bearing assets	145	396	346
Securities:
Taxable	3,513	10,729	13,667
Nontaxable	1,260	3,820	5,129

Totals	$18,496	$53,576	$62,384

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$5,416	$14,366	$14,260
Borrowed funds, federal funds purchased and other	1,841	5,546	6,926

Totals	7,257	19,912	21,186

Net interest income	$11,239	$33,664	$41,198

	Yields Earned And Rates Paid (%)
	Quarter Ended 09/30/05	Nine months Ended 09/30/05	Year Ended 12/31/04
EARNING ASSETS:
Net loans	6.67%	6.40%	5.72%
Federal funds sold and other interest- bearing assets	3.14%	2.82%	1.30%
Securities:
Taxable	4.44%	4.46%	4.27%
Nontaxable	4.06%	4.09%	4.30%

Totals	5.81%	5.63%	5.10%

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	2.29%	2.04%	1.62%
Borrowed funds, federal funds purchased and other	4.26%	4.09%	3.51%

Totals	2.59%	2.37%	1.97%

Net yield on earning assets	3.53%	3.54%	3.37%

Note: Yields on tax equivalent basis would be:
Nontaxable securities	6.24%	6.30%	6.61%

Total earning assets	6.09%	5.85%	5.33%

Net yield on earning assets	3.74%	3.75%	3.60%

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

In accordance with Item 307a of Regulation S-K, these disclosure controls and procedures were evaluated as of September 30, 2005. It is the conclusion of the Corporation’s Chief Executive Officer and the Chief Financial Officer that, as of September 30, 2005, the disclosure controls and procedures of NBC Capital Corporation were functioning effectively to make known all material information that requires disclosure in this filing. There have been no significant changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Management believes that there were no material weaknesses in the Corporation’s internal controls that required any corrective action.

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

A Form 8-K was filed to announce the release of a quarterly earnings release for the quarter ended June 30, 2005. The press release was made to the public after the market closed on July 20, 2005 and included in a Current Report on Form 8-K filed on July 20, 2005.

A Form 8-K was filed on August 22, 2005, under Item 5.05, disclosing an amendment to the Code of Ethics for the Corporation. A copy of the amended Code of Ethics was attached as exhibit 14 to the Form 8-K.

A Form 8-K was filed to announce that the Corporation was changing the name of its lead bank, opening a de novo bank in Birmingham, Alabama, and consolidating all of its banks and branches under the new name, with a single bank structure. The press release was made to the public after the market closed on September 6, 2005 and included in a Current Report on Form 8-K filed on September 6, 2005.

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2004, filed with the Commission on March 14,2005, in Form 10-Q for the quarter ended March 31, 2005, filed with the Commission on May 6, 2005 or in Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 8, 2005.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and the nine-month periods ended September 30, 2005, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBC CAPITAL CORPORATION
Registrant

Date: November 8, 2005	/s/ RICHARD T. HASTON
Richard T. Haston
Executive Vice President and Chief Financial Officer Treasurer

EXHIBIT INDEX:

Page 36	11	Statement re computation of per-share earnings

Page 37	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

Page 39	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

Page 41	32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Executive Officer

Page 42	32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002–Chief Financial Officer