Form 10-K
period 2005-12-31
NBC CAPITAL CORP
filed 2006-03-14
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-15773

NBC Capital Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0694775
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 East Main Street, Starkville, Mississippi	39759
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(662) 323-1341

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $1 par value	American Stock Exchange
(Title of Class)	(Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒ [Note: Rule 405 requires $700 million market value of voting and non-voting common equity held by non-affiliates.]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates as of June 30, 2005, was approximately $169,935,498, based on most recent sale.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006 is 8,186,724 shares.

Documents incorporated by reference

Portions of the Corporation’s Proxy Statement for the 2006 annual meeting are incorporated by reference into Part III and portions of the Corporation’s annual report to shareholders are incorporated by reference into Part IV.

FORM 10-K

PART I

Forward-Looking Statements

Certain information included in this report contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Reform Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Corporation’s expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in the Corporation’s documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause the Corporation’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations, as well as the factors identified under “Risk Factors” below. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

ITEM 1 - BUSINESS

NBC Capital Corporation

NBC Capital Corporation (the “Corporation”) is a financial holding company, organized under the laws of the State of Mississippi. On July 2, 1984, the Corporation acquired all of the outstanding common stock of National Bank of Commerce (“NBC”), a national banking corporation.

Following the close of business on March 31, 2004, the Corporation acquired Enterprise Bancshares, Inc. (“Enterprise”), the parent company of Enterprise National Bank (“ENB”), in a business combination accounted for as a purchase. The acquisition was valued at $55.2 million, and each shareholder of Enterprise stock received $48 per share, for total cash of $47.7 million. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise for the difference between the grant price of the options and $48 per share subject to each option, amounting to an additional $5.2 million. Three of the option holders converted their options into options to purchase approximately 39,000 shares of the Corporation’s common stock, with an intrinsic value of $354,000. The acquisition price also included direct costs totaling approximately $2 million, consisting of investment banking fees, legal fees, severance arrangements and other professional costs.

On October 10, 2005, NBC changed its corporate title to Cadence Bank, N.A. (“Cadence” or the “Bank”). Following the close of business on November 10, 2005, ENB was merged into Cadence.

The Corporation’s assets consist primarily of its investment in Cadence, and its primary activities are conducted through Cadence.

National Bank of Commerce/Cadence Bank, N.A.

Cadence is engaged in the general banking business and activities closely related to banking, as authorized by the banking laws and regulations of the United States. There were no significant changes in the Bank’s business activities during 2005, nor has there been any disposition of material amounts of assets. There are no major operational changes planned for the near future.

Cadence provides a complete line of wholesale and retail financial services, including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the Bank’s history; however, both have slowed during the last three years as the Corporation has dealt with a very slow economy and low loan demand in its core Mississippi market area.

Cadence is the largest commercial bank domiciled in the north central area of Mississippi known as the Golden Triangle. In Mississippi, a total of twenty-three banking facilities and an operations/administration center serve the communities of Aberdeen, Amory, Brooksville, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the home office in Starkville. The Bank also serves the Tuscaloosa and Hoover, Alabama areas with six banking facilities, and the Memphis and Germantown, Tennessee areas with three banking facilities and an operations/data center.

The following chart reflects the distribution of total assets, loans, deposits and branches in the states in which Cadence conducts its business:

STATE	ASSETS	LOANS	DEPOSITS	BRANCHES
Alabama	8%	12%	13%	19%
Mississippi	70%	53%	68%	72%
Tennessee	22%	35%	19%	9%

Total	100%	100%	100%	100%

Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly owned subsidiary of Cadence, operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities and other commercial lines. GCM has locations in Columbus, West Point, Amory, Starkville and Aberdeen, Mississippi. At December 31, 2005, GCM had total assets of approximately $4.7 million, and for the year ended December 31, 2005, reported gross revenues of approximately $4.6 million.

Cadence has two other wholly owned subsidiaries, NBC Service Corporation (“Service”), and NBC Insurance Services of Alabama (“Insurance”). Service was formed to provide additional financial services that otherwise might not be provided by Cadence. For the years 2005 and 2004, its primary activity was limited to its investment in Commerce National Insurance Company (“CNIC”). CNIC is a credit life insurance company whose primary source of income is from investment income on securities held in its portfolio. In 2002, the Bank discontinued selling credit life insurance on loans. As a result, the Corporation plans to allow CNIC’s outstanding insurance policies to run-off over the next several years and then to dissolve and liquidate CNIC. Service owned 79% of CNIC until 2005, when it purchased the remaining minority interest.

Insurance was formed in 1999 for the purpose of selling annuity products in the state of Alabama. For the years ended December 31, 2005 and 2004, its activities were not significant.

Competition

Cadence encounters strong competition in each of its markets, based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of services provided, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

Cadence and its subsidiaries currently serve six counties and ten municipalities in north central Mississippi. In this area, the Bank competes directly with numerous banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $450 million to in excess of $80 billion (size of parent companies). Cadence is the largest bank domiciled in its immediate service area.

Cadence also serves the cities of Tuscaloosa and Hoover, Alabama, and Memphis and Germantown, Tennessee. In these markets, the Bank competes with numerous financial institutions ranging in asset size from approximately $125 million to $1.3 trillion (size of parent companies). Cadence also competes with numerous credit unions, finance companies, brokerage firms, mortgage companies and insurance companies in these markets.

Refer to “Item 1A - Risk Factors,” for discussion of the Corporation’s risks related to competition.

Supervision and Regulation

The Corporation and the Bank are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Refer to “Item 1A – Risk Factors,” for discussion of the Corporation’s risks relating to industry regulations.

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of the Corporation and its subsidiaries may be affected by legislative changes and the policies of various regulatory authorities, and we are unable to predict the nature or the extent of the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on future business and earnings.

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a financial holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board also performs examinations of the Corporation. In addition, the Federal Reserve Board has the authority to regulate provisions of certain holding company debt.

The BHC Act restricts the Corporation’s non-banking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of holding companies. The Corporation’s banking subsidiary is subject to limitations with respect to transactions with affiliates.

The BHC Act requires every holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned. The BHC Act also prohibits a holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The BHC Act permits the acquisition by a holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, subject to certain state laws, including the establishment by states of a minimum age of their local banks before such banks can be acquired by an out-of-state institution. The BHC Act and regulations of the Federal Reserve Board also prohibit a holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

In addition, and subject to certain exceptions, the BHC Act and the Change in Bank Control Act require Federal Reserve Board approval prior to any person or company acquiring “control” of a holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is refutably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to its subsidiaries. The Federal Reserve Board may require a holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Dividends paid by the Corporation are substantially provided from dividends from Cadence. Generally, the approval of the Office of the Comptroller of the Currency (the “OCC”) is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In December 2003, NBC received permission from the OCC to pay a $24 million special dividend to the Corporation to partially fund the acquisition of Enterprise. This dividend was paid in March of 2004. Additionally, the OCC gave permission to pay regular quarterly dividends from 2004 earnings, not to exceed $10 million. For the year 2006, Cadence has available approximately $7.0 million plus its net income for 2006 to pay as dividends, without obtaining permission from the OCC.

The Federal Reserve Board, Federal Deposit Insurance Corporation (“FDIC”) and OCC have established risk-based capital guidelines for holding companies, such as the Corporation, and for the subsidiary banks of holding companies, such as Cadence. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” significantly undercapitalized,” and “critically undercapitalized.” The Corporation’s risk-based capital strategy is to maintain sufficient capital levels to qualify the Corporation’s bank subsidiary as “well capitalized” under the guidelines set forth by the FDICIA. Maintaining capital ratios at the “well capitalized” level avoids certain restrictions, which, for example, could impact the FDIC assessment, trust services and asset/liability management of the Corporation’s subsidiary bank. At December 31, 2005, the Tier 1 and total capital ratios, respectively, of the Corporation (consolidated) and Cadence (individually) were well above the minimum 6% and 10% levels required to be categorized as “well capitalized” insured depository institutions.

The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

(a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution’s rating under the regulatory CAMELS rating system. Institutions with CAMELS ratings of 1 that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2005, the Corporation’s leverage capital ratio was 8.7%.

(b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8 percent. At December 31, 2005, the Corporation’s Tier 1 and total capital ratios were 12.5% and 13.4%, respectively.

The OCC is the primary supervisory authority for Cadence. The OCC regulates or monitors virtually all areas of operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC also imposes limitations on the aggregate investment by a national bank in real estate, bank premises, and furniture and fixtures. In addition to regular examinations, each national bank must furnish to its regulator quarterly reports containing a full and accurate statement of its affairs.

Banks are subject to the provisions of Sections 23A and 23B of the Federal Reserve Act. Section 23A places limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23B, among other things, prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

The GLB Act was signed into law in November 1999, and allows banks to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities through the use of “financial holding companies.” The expanded powers, which became effective March 11, 2000, generally are available to banks only if the Corporation and its bank subsidiary remain well capitalized and well managed, and have a satisfactory Community Reinvestment Act (“CRA”) rating. Under the GLB Act, a national bank may engage in expanded financial activities through a “financial subsidiary,” provided the aggregate assets of all of its financial subsidiaries do not exceed the lesser of 45 percent of the bank’s assets or $50 billion. A financial subsidiary may underwrite any financial product other than insurance and may sell any financial product, including title insurance. A national bank itself may not sell title insurance, however, unless the state in which the bank is located permits state banks to sell title insurance.

National banks are required by the National Bank Act to adhere to branch office banking laws of the states in which they operate. Cadence may open branches throughout Mississippi, Alabama or Tennessee, with the prior approval of the OCC. In addition, with prior regulatory approval, Cadence is able to acquire existing banking operations in Mississippi, Alabama and Tennessee. Furthermore, federal legislation permits interstate branching. The law also permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. Effective June 1, 1997, the Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. The Interstate Banking Act also permits national and state banks to establish de novo branches in another state if the state law applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches.

The CRA requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Interest and certain other charges collected or contracted by banks are often subject to state usury laws and certain federal laws concerning interest rates. The loan operations are also subject to certain federal laws applicable to credit transactions. These include but are not limited to: (i) the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; (ii) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; (iii) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; and (iv) the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations also are subject to certain laws and regulations, included but not limited to, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Cadence is a member of the FDIC and its deposits are insured as provided by law.

CNIC, GCM, and NBC Insurance Services of Alabama, Inc. are subject to regulation by the applicable state agencies. These agencies set reserve requirements and reporting standards and establish regulations, all of which affect business operations.

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened anti-money laundering requirements on financial institutions, including national banks such as Cadence. Among its provisions, the USA Patriot Act requires a financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Corporation’s common stock is registered with the SEC under the Exchange Act. Consequently, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Corporation’s common stock is listed and traded on the American Stock Exchange (“AMEX”) and is subject to the rules and by-laws of the AMEX. Penalties for violations of the rules can result in fines for the Corporation and in certain cases the suspension of trading in the Corporation’s common stock or delisting.

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

Governmental Monetary Policies

As a bank chartered under the laws of the United States, Cadence is a member of the Federal Reserve System. Its earnings are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements of depository institutions and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States government securities. Refer to “Item 1A - Risk Factors,” for discussion of the Corporation’s risks relating to governmental monetary policies.

Critical Accounting Policies

The most significant accounting policies followed by the Corporation are presented in Note A in the Notes to Consolidated Financial Statements. The allowance for loan losses is based upon management’s assessment of the probable loan losses inherent in the loan portfolio and, as such, is considered a critical accounting policy. The determination of the allowance requires significant judgment and is based upon various factors, many of which are subjective. Note A in the Notes to Consolidated Financial Statements discloses the methodology used by management to determine the allowance. The allowance for loan losses is also discussed in “Item 1A - Risk Factors,” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Another area that requires subjective and complex judgments is the liability and expense relating to the Corporation’s pension and other postretirement benefit plans. The assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation, are evaluated by management, reviewed with the plan actuaries and updated as appropriate. Notes A and M in the Notes to Consolidated Financial Statements contain additional information relating to these issues. The Corporation’s postretirement benefit plans are also discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A third area of the financial statements requiring difficult, subjective, and complex judgments is the review of the investments in the securities portfolio for other-than-temporary impairments. In 2003, the EITF of the FASB issued 03-01, “The Meaning of Other Than Temporary Impairment In Its Application To Certain Investments.” As a result of this release, the Corporation is required to review its investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; and (6) whether the Corporation has the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value. Notes A and C in the Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain additional information relating to this issue.

Sources and Availability of Funds

The materials essential to the business of the Corporation and its subsidiaries consist primarily of funds derived from deposits and other borrowings in the financial markets. The availability of funds is primarily dependent upon the economic policies of the government, the economy in general and the institution’s ability to compete in its markets. Refer to “Item 1A - Risk Factors,” for discussion of the Corporation’s risks relating to governmental monetary policy, economic conditions, and competition.

Seasonality

Neither the Corporation nor any of its subsidiaries are engaged in a business that is seasonal in nature.

Dependence Upon A Single Customer

Neither the Corporation nor any of its subsidiaries are dependent upon a single customer or any small group of customers.

Available Information

The Corporation maintains an Internet address at www.cadencebanking.com. The Corporation makes available, free of charge on or through its Internet website, access to the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Corporation is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not a part of, this report.

Personnel

At December 31, 2005, Cadence had 376 full-time employees and GCM had 43 full-time employees. The Corporation, Service, Insurance and CNIC had no employees at December 31, 2005.

Executive Officers

The executive officers of the Corporation and a brief description of their principal employment during the last five years are listed below:

Name and Title	Age	Five-Year Experience
L. F. Mallory, Jr. Chairman and Chief Executive Officer, NBC Capital Corporation and Cadence	63	Chairman and Chief Executive Officer, NBC Capital Corporation and Cadence, since 1993

Mark A. Abernathy President and Chief Operating Officer, NBC Capital Corporation and Cadence	49	President and Chief Operating Officer, NBC Capital Corporation and Cadence, since 1997

Hunter M. Gholson Secretary, NBC Capital Corporation and Cadence	73	Secretary, NBC Capital Corporation and Cadence, since 1974

Richard T. Haston Executive Vice President, Chief Financial Officer, and Assistant Secretary, NBC Capital Corporation; Executive Vice President and Chief Financial Officer, Cadence	59	Executive Vice President, Chief Financial Officer, and Assistant Secretary, NBC Capital Corporation, since July 2005; Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, NBC Capital Corporation, from January 1997 - July 2005; Executive Vice President and Chief Financial Officer, Cadence, since 1996

Shane C. Williams Vice President and Treasurer, NBC Capital Corporation; Executive Vice President and Treasurer, Cadence	38

Vice President and Treasurer, NBC Capital Corporation, and

Executive Vice President and Treasurer, Cadence, since July 2005; Assistant Treasurer, United Community Bank, Blairsville, Georgia, from 2003 - July 2005; Portfolio Manager and Asset Liability Manager, Provident Bank, Cincinnati, Ohio, from 1999 - 2003

Bobby L. Harper Chairman of the Executive Committee, NBC Capital Corporation and Cadence; Columbus Regional Bank President, Cadence	64	Chairman of Executive Committee, NBC Capital Corporation and Cadence, since 2002; Columbus Regional Bank President, Cadence, since September 2002; Executive Vice President, Banking Center Administration, Cadence, from January 1999 - September 2002

Tommy M. Tomlinson Vice President, NBC Capital Corporation; Starkville Regional Bank President, Cadence	52	Vice President, NBC Capital Corporation, and Starkville Regional Bank President, Cadence, since September 2002; Executive Vice President, Credit Administration, Cadence, from January 1999 - September 2002

Name and Title	Age	Five-Year Experience
John R. Davis Vice President, NBC Capital Corporation; Executive Vice President and Manager of Consumer Financial Services, Cadence	50	Vice President, NBC Capital Corporation, since January 1999; Executive Vice President and Manager of Consumer Financial Services, Cadence, since December 2005; Senior Vice President and Trust Officer, Cadence, from January 1999 - December 2005

Marcus E. Mallory Vice President, NBC Capital Corporation; Executive Vice President, Credit Administration, Cadence	38	Vice President, NBC Capital Corporation, and Executive Vice President, Credit Administration, Cadence, since August 2002; Senior Vice President and Senior Credit Officer, Columbus Banking Center, Cadence, from June 1997 - August 2002

F. Terry Jones Vice President, NBC Capital Corporation; Executive Vice President and Chief Information Officer, Cadence	60	Vice President, NBC Capital Corporation, and Executive Vice President and Chief Information Officer, Cadence, since December 2001; Senior Vice President and Chief Information Officer, Cadence, from January 2000 - December 2001

J. Aubrey Adair Vice President and Chief Accounting Officer, NBC Capital Corporation; Senior Vice President and Controller, Cadence	37	Vice President and Chief Accounting Officer, NBC Capital Corporation, and Senior Vice President and Controller, Cadence, since July 2004; Vice President and Controller, Cadence, from May 1997 - July 2004

Officers of the Corporation are elected annually by the Board of Directors at its January meeting and serve at the discretion of the Board of Directors.

ITEM 1A - RISK FACTORS

There are many risks and uncertainties related to the Corporation’s business that may impair our business operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Any of the following risks could negatively impact our business, results of operations and financial condition. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed. See “Forward-Looking Statements” above.

Our loan portfolio mix may subject us to greater operational and financial risk.

Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since the Corporation has approximately 40% of its portfolio in CRE loans. Our CRE loans have also grown approximately 7.0% since 2004. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. See “Supervision and Regulation.”

Competition in the banking industry is intense.

In our primary market areas, we compete with other commercial banks, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than us and may offer certain services that we do not or cannot provide. Our profitability depends on our continued ability to compete effectively in our market areas.

Our success depends on local economic conditions.

To a certain extent, our success depends on the general economic conditions of the geographic markets we serve in the states of Mississippi, Alabama and Tennessee. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general or any one or more of our local markets could negatively impact our results of operations and our profitability.

Changes in our allowance for loan and lease losses could affect our profitability.

Management maintains an allowance for loan and lease losses based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, and (6) results of regulatory examinations. Based on such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although we believe that the allowance for loan and lease losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions differ or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowance for loan and lease losses would result in a decrease in our net income and our capital.

The banking industry is heavily regulated.

We are subject, in certain respects, to regulation by the Federal Reserve, the FDIC, the OCC, and the state banking departments in the states in which our branches are located. Our success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. These regulations are primarily intended to protect depositors, not shareholders. The ultimate effect of recent and proposed changes to the industry’s regulations cannot be predicted. Regulations now affecting us may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect our business.

Changes in monetary policy could adversely affect our profitability.

Our results of operations are impacted by credit policies of monetary authorities, particularly the Federal Reserve Board. In light of changing conditions in the national economy and in the money markets, particularly the continuing threat of terrorist acts and the current military operations in the Middle East, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Corporation. Furthermore, the actions of the United States and other governments in response to terrorist threats may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Changes in interest rates could have an adverse effect on our income.

Our profitability depends to a significant extent on our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income of some of our non-interest income sources. For example, if mortgage interest rates increase, the demand for residential mortgage loans will likely decrease, having an adverse effect on our mortgage loan fee income.

We may face risks with respect to future expansion and acquisitions or mergers.

We continuously seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion, acquisitions or mergers in the future. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or that our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Combining acquired companies may be more difficult, costly, or time-consuming than we expect.

Our current growth plans include the acquisition of other financial institutions. It is possible that the integration process for these acquisitions could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect the Corporation’s ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If the Corporation has difficulties with the integration process, it might not achieve the economic benefits expected to result from the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause the Corporation to lose customers or cause customers to remove their deposits or loans from the Corporation’s bank and move their business to competing financial institutions.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to national banks that are regulated by the OCC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

At December 31, 2005, Cadence’s properties consisted of 32 full-service bank branches (including the main office in Starkville, Mississippi), of which 29 are owned premises. Cadence also owns two operations centers in Starkville, Mississippi and Memphis, Tennessee. GCM operates from five separate locations, all of which are leased. The Corporation, Service, Insurance and CNIC did not own or lease any properties at December 31, 2005.

In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.

ITEM 3 - LEGAL PROCEEDINGS

In the normal course of business, the Corporation and its subsidiaries from time to time are involved in legal proceedings. There are no pending proceedings to which either the Corporation or any of its subsidiaries are a party that upon resolution are expected to have a material adverse effect upon the Corporation’s or its subsidiaries’ financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

(a) Reference is made to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption, “Market Information.”

(b) At December 31, 2005, the Corporation had 2,465 security holders of record.

(c) Dividends on common stock were declared quarterly in 2005 and 2004, and totaled as follows:

	(In thousands) December 31,
	2005	2004
Dividends declared, $.98 per share	$8,005	$—
Dividends declared, $.96 per share	—	7,835

	$8,005	$7,835

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001 (1)
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$53,035	$43,242	$34,073	$40,022	$51,852
Interest and dividends on securities	19,480	18,796	17,242	19,814	17,968
Other interest income	669	346	262	215	950

Total interest income	73,184	62,384	51,577	60,051	70,770
Interest expense	27,970	21,186	17,881	22,876	36,001

Net interest income	45,214	41,198	33,696	37,175	34,769
Provision for loan losses	2,128	3,522	2,770	2,790	1,720

Net interest income after provision for loan losses	43,086	37,676	30,926	34,385	33,049

Service charges on deposit accounts	7,952	8,581	7,774	7,110	5,942
Other income	11,983	11,526	12,871	10,936	10,524

Total noninterest income	19,935	20,107	20,645	18,046	16,466

Salaries and employee benefits	24,934	23,415	19,868	19,827	18,156
Occupancy and equipment expense	6,172	5,861	4,657	4,728	4,616
Other expenses	13,639	12,451	9,029	8,863	9,344

Total noninterest expenses	44,745	41,727	33,554	33,418	32,116

Income before income taxes	18,276	16,056	18,017	19,013	17,399
Income taxes	4,522	3,757	4,492	4,792	4,261

Net income	$13,754	$12,299	$13,525	$14,221	$13,138

PER SHARE DATA (1)
Net income - basic	$1.68	$1.51	$1.65	$1.73	$1.54
Net income - diluted	1.68	1.50	1.65	1.73	1.54
Dividends	0.98	0.96	0.92	0.87	0.82

FINANCIAL DATA
Total assets	$1,446,117	$1,439,573	$1,093,223	$1,077,456	$1,050,802
Net loans	851,332	817,649	582,933	570,296	607,976
Total deposits	1,121,684	1,116,373	815,839	817,447	810,703
Total shareholders’ equity	116,984	114,766	111,102	111,107	102,927

(1)	Restated for 4-for-3 stock split in 2002.

SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. Average balance sheets (consolidated):

The following table presents, for the years indicated, condensed daily average balance sheet information.

	(In Thousands)
	2005	2004	2003
Assets
Cash and due from banks	$38,817	$38,630	$28,217
Securities:
Taxable	321,250	320,431	280,653
Tax-exempt	123,513	119,369	109,722

Total securities	444,763	439,800	390,375

Federal funds sold and other interest-bearing assets	20,111	26,644	22,439
Loans	808,796	756,112	571,339
Less allowance for loan losses	10,604	9,248	6,090

Net loans	798,191	746,864	565,249
Other assets	116,235	43,012	65,336

Total Assets	$1,418,118	$1,294,950	$1,071,616

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$152,683	$102,391	$106,447
Interest-bearing	938,410	880,303	705,403

Total deposits	1,091,093	982,694	811,850
Federal funds purchased and securities sold under agreements to repurchase	34,204	32,994	19,778
Borrowed funds	149,107	164,190	114,597
Other liabilities	27,047	3,121	14,461

Total liabilities	1,301,451	1,182,999	960,686

Shareholders’ equity	116,667	111,951	110,930

Total Liabilities and Shareholders’ Equity	$1,418,118	$1,294,950	$1,071,616

B. Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	2005	2004	2003
EARNING ASSETS
Loans	$808,796	$756,112	$571,339
Federal funds sold and other interest-bearing assets	20,111	26,644	22,439
Securities:
Taxable	321,250	320,431	280,653
Tax-exempt	123,513	119,369	109,722

Totals	1,273,670	1,222,556	984,153

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	938,410	880,303	705,403
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	183,311	197,184	134,375

Totals	1,121,721	1,077,487	839,778

Net Amounts	$151,949	$145,069	$144,375

	($ In Thousands) Average Balance			Yields Earned And Rates Paid (%)
	2005	2004	2003	2005	2004	2003
EARNING ASSETS
Loans	$53,035	$43,242	$34,073	6.56	5.72	5.96
Federal funds sold and other interest-bearing assets	669	346	262	3.33	1.30	1.17
Securities:
Taxable	14,433	13,667	11,874	4.49	4.27	4.23
Tax-exempt	5,047	5,129	5,368	4.09	4.30	4.89

Totals	73,184	62,384	51,577	5.75	5.10	5.24

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	20,327	14,260	12,838	2.17	1.62	1.82
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	7,643	6,926	5,043	4.17	3.51	3.75

Totals	27,970	21,186	17,881	2.49	1.97	2.13

Net interest income	$45,214	$41,198	$33,696

Net yield on earning assets				3.55	3.37	3.42

(1)	Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.
(2)	For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.
(3)	Interest income on loans includes related fees.

C. Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest income:

	(In Thousands) 2005 Over 2004 Change Due To:			(In Thousands) 2004 Over 2003 Change Due To:
	Total	Rate	Volume	Total	Rate	Volume
EARNING ASSETS
Loans	$9,793	$6,642	$3,151	$9,169	$(1,424)	$10,593
Federal funds sold and other interest-bearing assets	323	383	(60)	84	31	53
Securities:
Taxable	766	730	36	1,793	112	1,681
Tax-exempt	(82)	(284)	202	(239)	(684)	445

Totals	$10,800	$7,471	$3,329	$10,807	$(1,965)	$12,772

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$6,067	$5,079	$988	$1,422	$(1,518)	$2,940
Interest on borrowed funds, federal funds purchased and securities sold under agreements to repurchase	717	1,146	(429)	1,883	(341)	2,224

Totals	$6,784	$6,225	$559	$3,305	$(1,859)	$5,164

(1)	Change in volume is the change in volume times the previous year’s rate.
(2)	Change in rate is the change in rate times the previous year’s balance.
(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

II. INVESTMENT PORTFOLIO

A.	The following tables present the book values of securities as of the dates indicated:

	(In Thousands)
	2005	2004	2003
U. S. Treasury	$296	$297	$301
U. S. Government agencies and mortgage-backed securities	307,193	315,152	265,719
States and political subdivisions	109,131	121,784	88,491
Other	25,820	28,537	24,424

Total book value	$442,440	$465,770	$378,935

B.	The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2005, and the weighted-average yield of such securities:

	($ In Thousands) Weighted-Average Yield
	0 - 1 Year	Yield (%)	1 - 5 Years	Yield (%)	5-10 Years	Yield (%)
Securities:
U. S. Treasury	$197	2.41%	$99	4.03%	$—	—
U. S. Government agencies	2,735	2.72%	35,364	4.68%	7,307	4.88%
Nontaxable municipals	4,104	6.94%	5,259	6.24%	30,205	4.98%
Taxable municipals	25	3.88%	1,145	6.15%	763	5.04%
Other	1,006	3.68%	1,101	5.87%	317	6.76%

Total	$8,067		$42,968		$38,592

	10+ Years	Yield (%)
U. S. Government agencies	$96	5.18%
Nontaxable municipals	67,630	6.35%
Taxable municipals	—	—
Equities	23,396	4.98%
Other	—	—

Total	$91,122

	Book Value	Yield (%)
Mortgage-backed securities	$261,691	4.65%

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

At December 31, 2005, there were no securities from any issuers in excess of 10% of stockholders’ equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

A.	Type of loans

The amount of loans outstanding by type at the indicated dates are shown in the following table:

	(In Thousands) December 31,
Type	2005	2004	2003	2002	2001
Commercial, financial and agriculture	$209,017	$155,858	$97,974	$103,327	$101,630
Real estate - construction	143,729	119,637	38,140	30,028	31,461
Real estate - mortgage	457,453	478,792	386,607	356,493	379,456
Installment loans to individuals	40,825	57,599	56,800	77,692	94,424
Other	9,620	16,677	9,593	8,785	7,758

Total loans	$860,644	$828,563	$589,114	$576,325	$614,729

B.	Maturities and sensitivities of loans to changes in interest rates

The following table sets forth as of December 31, 2005, the amount of loans due in the periods indicated:

Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$160,855	$45,965	$2,197	$209,017
Real estate - construction	127,280	15,034	1,415	143,729

	$288,135	$60,999	$3,612	$352,746

Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Loans with:
Predetermined interest rates	$29,428	$60,999	$3,612	$94,039
Floating interest rates	258,707	—	—	258,707

	$288,135	$60,999	$3,612	$352,746

C.	Non-performing loans

1.	The following table states the aggregate amount of loans that were non-performing on the dates indicated:

	(In Thousands) December 31,
Type	2005	2004	2003	2002	2001
Loans accounted for on a non-accrual basis	$498	$1,918	$766	$1,274	$2,050
Accruing loans past due 90 days or more	2,043	1,094	1,998	2,700	1,850
Renegotiated “troubled” debt	73	1,502	489	304	665

2.	There were no loan concentrations in excess of 10% of total loans at December 31, 2005. However, lending activities are affected by the economic trends within the areas served by the Corporation and its subsidiaries. This, in turn, can be influenced by the areas’ larger employers, such as Mississippi State University, University of Alabama, Bryan Foods, Columbus Air Force Base, Mercedes-Benz Automotive Plant, Federal Express and Auto Zone.

3.	There were no outstanding foreign loans at December 31, 2005.

4.	Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the table above do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Corporation or its subsidiary bank, or their future operating results, liquidity or capital resources.

5.	If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the year ended December 31, 2005.

6.	Management stringently monitors loans that are classified as non-performing. Non-performing loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (a) the classification of a loan as non-accrual internally or by regulatory examiners, (b) delinquency on principal for 90 days or more unless management is in the process of collection, (c) a balance remains after repossession of collateral, (d) notification of bankruptcy, or (e) management judges that non-accrual status is appropriate.

7.	At December 31, 2005, the recorded investment in loans identified as impaired totaled approximately $10.5 million. The allowance for loan losses related to these loans approximated $1.3 million. The average recorded investment in impaired loans during the year ended December 31, 2005, was $5.8 million. Total interest recognized on impaired loans and the amounts recognized on a cash basis were not significant.

D.	Other interest-bearing assets

There were no other interest-bearing non-performing assets at December 31, 2005.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following table shows changes in the Corporation’s allowance for loan losses for the periods indicated:

	($ In Thousands) Years Ended December 31,
	2005	2004	2003	2002	2001
Beginning balance	$10,914	$6,181	$6,029	$6,753	$9,689
Allowance of acquired entity	—	4,547	—	—	—

	10,914	10,728	6,029	6,753	9,689
Charge-offs:
Domestic:
Commercial, financial and agricultural	(1,320)	(732)	(473)	(708)	(2,840)
Real estate	(1,373)	(2,070)	(1,105)	(1,240)	(780)
Installment loans and other	(1,927)	(1,308)	(1,559)	(2,226)	(1,580)

Total charge-offs	(4,620)	(4,110)	(3,137)	(4,174)	(5,200)

Recoveries:
Domestic:
Commercial, financial and agricultural	52	133	71	39	119
Real estate	348	185	68	64	61
Installment loans and other	490	456	477	557	364

Total recoveries	890	774	616	660	544

Net charge-offs	(3,730)	(3,336)	(2,521)	(3,514)	(4,656)

Allowance applicable to Finance Company loans sold	—	—	(97)	—	—

Provision charged to operations	2,128	3,522	2,770	2,790	1,720

Ending balance	$9,312	$10,914	$6,181	$6,029	$6,753

Ratio of net charge-offs to average loans outstanding	0.46	0.44	0.44	0.59	0.74

Estimated charge-offs in 2006 are as follows: commercial, financial and agricultural - $400,000; real estate - $1.0 million; and installment loans and other - $1.1 million.

The following table indicates the ratio of allowance for loan losses to loans outstanding at year-end:

	December 31,
	2005	2004	2003	2002	2001
Ratio of allowance for loan losses to loans outstanding at year end	1.08	1.32	1.05	1.05	1.10

B.	Determination of Allowance for Loan Losses

The determination of the allowance for loan losses requires significant judgment. The balance of the allowance for loan losses reflects management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining portfolio. Reference should be made to Note A.6. in the Notes to Consolidated Financial Statements and to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following schedule sets forth the components of the allowance for loan losses at December 31, 2005 and 2004. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

	2005		2004
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$10,544	$1,293	$4,107	$2,237
Graded loans	19,978	812	44,820	3,805
Homogeneous pools	120,315	855	232,618	2,230
Other loans	709,807	4,768	547,018	1,905

Unallocated component	—	1,584	—	737

	$860,644	$9,312	$828,563	$10,914

The allowance allocated to impaired loans for the periods indicated was based upon the estimated fair value of the underlying collateral. Graded loans are those loans that exhibit some form of weakness. Allocations to this group are based upon the historical loan loss experience of the grades assigned and upon specific allocations to specific loans. An allowance is allocated to the various pools of loans considered to be homogenous based upon the historical loan losses of each pool. Other loans consist of those loans not graded or impaired or considered homogenous.

These loans are grouped by risk assignments, which are based upon consideration of collateral values, borrower financial condition and performance, debt service capacity, cash flows, market share and other indicators. Allocations of the allowance to these loans are based upon historical loan loss experience of the risk assignment.

C.	Loans and Risk Descriptions

Real Estate Loans

The Bank originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2005, these loans totaled $601 million or approximately 70% of the loan portfolio.

The Bank originates commercial real estate loans of up to 80% of the appraised value. Currently, it is the Corporation’s policy to originate these loans only to carefully selected borrowers and on properties in the market area. Of primary concern in commercial real estate lending are the borrower’s credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, Cadence, NBC and ENB have historically sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

The Bank originates loans secured by first and junior liens on one-to-four family residences in its lending areas. Typically, such loans are single-family homes that serve as the primary residence of the borrower. Generally, these loans are originated in amounts up to 80% of the appraised value or selling price of the property. See Note D in the Notes to Consolidated Financial Statements for additional information related to these loans.

Loans for multi-family (5 or more units) residential properties are generally secured by apartment buildings. Loans secured by income generating properties are generally larger and involve greater risk than residential loans because payments are often dependent on the successful operation or management of the properties. As a result, these types of loans may be more sensitive to adverse conditions in the real estate market or the economy. Cash flow and financial statements are obtained from the borrowers and any guarantors. Also, rent rolls are often obtained.

Consumer and Other Loans

Cadence offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $41 million, or 5% of total loans, at December 31, 2005. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

In connection with consumer loan applications, the borrower’s income statement and credit bureau report are reviewed. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed, as well as the value of the collateral securing the loan. Cadence intends to continue to emphasize the origination of consumer loans. Management believes that its loan loss experience in connection with its consumer loan portfolio is favorable in comparison to industry averages.

The Bank makes commercial business loans on both a secured and unsecured basis with terms generally not exceeding five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2005, commercial business loans represented approximately 24% of the Corporation’s total loan portfolio.

D.	In the year 2001, NBC experienced an unusual and unexpected loan loss of $2 million, which is included in the commercial, financial and agricultural category in Table IV.A. A claim related to the loan loss has been filed with the Bank’s insurance carrier; however, no settlement has been reached at this time.

V. DEPOSITS

	($ In Thousands)
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
A. Average deposits:
Domestic:
Noninterest - bearing	$152,683	—	$102,391	—	$106,447	—
Interest - bearing demand (1)	381,007	1.40%	379,266	0.90%	314,506	0.90%
Savings	44,149	0.24%	44,186	0.30%	41,815	0.30%
Time	513,254	2.90%	456,851	2.40%	349,082	2.90%
Foreign	N/A		N/A		N/A

Total	$1,091,093		$982,694		$811,850

(1)	Includes Money Market accounts

B.	Other categories - None

C.	Foreign deposits - Not material

D.	Time certificates of deposit of $100,000 or more and maturities at December 31, 2005:

	(In Thousands)
	Total	3 Months or Less	3 Months Through 6 Months	6 Months Through 12 Months	Over 12 Months
Time certificates of deposit of $100,000 or more	$250,100	$66,588	$50,850	$94,437	$38,225

E.	Foreign office time deposits of $100,000 or more - Not applicable

VI. RETURN ON EQUITY AND ASSETS

The following financial ratios are presented for analytical purposes:

	December 31,
	2005	2004	2003
Return on assets (net income divided by total average assets)	1.0	1.0	1.3
Return on equity (net income divided by average equity)	11.8	11.0	12.2
Dividend payout ratio (dividends per share divided by basic net income per share)	58.3	63.6	55.8
Equity to asset ratio (average equity divided by average total assets)	8.2	8.7	10.4

VII. SHORT-TERM BORROWINGS

	($ In Thousands)
	2005	2004	2003
Balance at year end	$58,571	$26,799	$17,970
Weighted average interest rate at year end	3.19%	1.27%	0.68%
Maximum amount outstanding at any month end for the year	$58,571	$44,281	$22,899
Average amount outstanding during the year	33,574	30,490	19,778
Weighted average interest rate during the year	2.35%	0.92%	0.81%

Note: Short–term borrowings include federal funds purchased and securities sold under agreements to repurchase.

VIII. CAPITAL ADEQUACY DATA

Total consolidated capital of the Corporation was as follows:

	(In Thousands) December 31,
	2005	2004
Total stockholders’ equity (excluding unrealized gain/loss)	$125,144	$119,140
Allowance for loan losses, as allowed	9,312	10,914

Total primary capital	134,456	130,054
Other secondary capital	—	—

Total capital	134,456	130,054
Intangible assets and other adjustments, net	(5,566)	(5,860)

Total capital, as defined for regulatory purposes	$128,890	$124,194

Tier 1 and total capital as a percentage of “risk-weighted” assets at December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
Tier 1 capital percentage	12.5%	12.2%
Total capital percentage	13.4%	13.4%

The Corporation’s capital ratios exceed the minimum capital requirements at December 31, 2005, and management expects this to continue.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements, including the notes thereto, and the supplemental financial data included elsewhere in this report, including the five-year summary of Selected Financial Data and management’s letter to shareholders at the beginning of our Annual Report to shareholders that accompanies the proxy statement for our 2006 annual meeting of shareholders.

INTRODUCTION AND MANAGEMENT OVERVIEW

NBC Capital Corporation is a financial holding company that owns Cadence Bank, N.A. (“Cadence” or the “Bank”), formerly National Bank of Commerce (“NBC”), which operates in eastern Mississippi, Tuscaloosa and Hoover, Alabama, and Memphis, Tennessee. We provide full financial services, including banking, trust services, mortgage services, insurance and investment products. Our stock is listed on the American Stock Exchange (“AMEX”) under the ticker symbol of NBY.

For purposes of the following discussion, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of NBC Capital Corporation and its wholly owned subsidiary, Cadence, unless the context suggests otherwise.

Early in 2005, the Board of Directors adopted a six-point strategic plan that provided management with its primary direction during 2005. This plan focused on growing our corporate footprint, earning assets and net income. The key points of this plan included: (1) improving margins; (2) supplementing several management slots to support overall growth; (3) launching a de novo bank in a high growth market; (4) continuing acquisition activity; (5) reviewing opportunities to expand the equity base; and (6) changing the Bank’s name so that it could operate under one name throughout its entire market area.

During 2005, we accomplished four of the six strategic items listed in the previous paragraph. We were able to fill the management slots referenced in item (2) above. During the year, management improved margins from 3.37% for 2004 to 3.55% for 2005. On October 11, 2005, we changed the name of the Bank to Cadence. The name was changed primarily to allow us to continue to expand into growth markets and to operate under a single bank structure. We selected the name Cadence because it is unique in our current and future markets and eliminates the confusion in those markets over the former NBC name. Also, on October 17, 2005, we opened a de novo branch of Cadence in Hoover, Alabama, a part of the Birmingham MSA. Finally, effective after the close of business on November 10, 2005, Enterprise National Bank (“ENB”) in Memphis, which we acquired in 2004 through the acquisition of Enterprise Bancshares, Inc., merged into Cadence. This merger allowed the achievement of operational and marketing efficiencies and provided Cadence customers with a seamless branch system in Alabama, Mississippi and Tennessee. These last three events were significant steps in our strategic plan to expand into more rapidly growing markets. The one-time charges associated with these strategic objectives reduced our fully diluted earnings per share by approximately nine cents during 2005.

During 2005, four major external factors significantly impacted our operating results. First, the Federal Reserve continued to raise short-term interest rates. Second, the overall economy in the Mississippi market remained somewhat soft; however, the Tennessee and Alabama markets provided good loan growth for the year. This loan growth was especially strong during the second half of the fourth quarter. Third, the overall credit quality of the Bank’s loan portfolio improved during 2005. Fourth, Discover Card acquired the Pulse Card Clearing Network, of which the Bank was a member. The first two factors impacted our net interest income for the year. The increase in rates improved the yield on earning assets. Also, we experienced a 4.2% increase in average earning assets. The third factor, related to the credit quality of the Bank’s loan portfolio, allowed us to reduce the provision for loan losses during the year below the levels that were budgeted. The fourth factor, relating to the sale of the Pulse Card Clearing Network, provided a one-time pre-tax gain of approximately $837,000, which is included in other income and resulted in a six-cent increase in fully diluted earnings per share.

During the third quarter of 2005, Hurricanes Katrina and Rita badly damaged the Gulf Coast region of Mississippi. The damage was widespread and extended as far north as Interstate 20. We do not have operations in that part of the state. As a result, other than a brief period of power outage and some slight water damage from the heavy rain, we did not experience any significant damage or disruption of operations. However, the impact of the storms on the region’s economy, including the cost of fuel and natural gas, is affecting and will continue to affect our entire area of operations for an unknown period of time. Also, building materials and labor costs are expected to rise as construction activity increases in the Gulf area. At the date of this report, we have not seen any negative impact from these factors on our customer base; however, we took such factors into account in determining the provision for loan losses for the quarter ended December 31, 2005. We will continue to monitor this situation closely during 2006.

For 2005, our net interest margin was 3.55%, compared to 3.37% for 2004. Increasing interest rates during 2005 improved the yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and 40% fixed rate loans, repriced upward. To a lesser extent, the improved rate environment also had a positive impact on the return on our investment portfolio, as the yields on the investment portfolio increased by 11 basis points over 2004. Our overall cost of funds also increased during 2005 as the rising rate environment put pressure on deposit and other borrowing rates. However, the increase in the cost of funds did not increase as much as the improvement to our yields on average earning assets.

Until the fourth quarter of 2005, the overall loan demand, especially in the Mississippi market, had been relatively low due to low rates and a soft local economy. Even though loan demand was not robust, we did not compromise our underwriting standards. Therefore, as of December 31, 2005, management regarded the overall credit quality of the loan portfolio as very good, evidenced by the lower provision for loan losses during the year, which is discussed more fully below.

During 2005, non-interest income, exclusive of gains on securities, decreased from $20.0 million in 2004 to $19.8 million in 2005. The growth of non-interest income has been and continues to be one of our major strategic goals. The components and reasons for the decline in this category are discussed more fully below. Non-interest income accounted for 21.4% of revenues in 2005 and 24.4% in 2004. This change was impacted more by the growth in total interest income in 2005 (approximately 17.3%), than by the slight decline in non-interest income.

Another goal of management in 2005 was to continue to control the level of non-interest expenses. During 2005, total non-interest expenses increased by $3.0 million, or 7.2%. Approximately $2.0 million of the increase came from the non-interest expenses of ENB. We included ENB’s non-interest expenses for all of 2005; however, for 2004, we only included them for the period of April 1 through December 31. Also, the name change and the merger of ENB into Cadence added another $1.2 million in one-time pre-tax charges in 2005.

During 2005, we reported net income of $13.8 million, or $1.68 per fully diluted share, compared to $12.3 million, or $1.50 per fully diluted share, for 2004.

Currently, management expects, based on available information, that interest rates will continue to trend upward during the first half of 2006 and then level out for the remainder of the year. Management also anticipates that the overall economy in our Mississippi markets will improve, because there have been several recent announcements concerning new companies that have expanded or are planning to expand and/or begin production in the near future. Also, some of our markets qualify for significant tax credits for facilities and equipment constructed or purchased in 2006 as a result of the Hurricane Katrina Relief Act. We expect strong growth to continue in both the Memphis and Tuscaloosa markets and anticipate that our October entry into the Birmingham MSA will provide us with another strong growth market. We based our 2006 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We have a number of strategic objectives set for 2006. At the regular shareholder meeting later this year, we plan to ask shareholders to change our corporate name to Cadence Financial Corporation. The change will align our corporate name with that of the Bank and further leverage the brand being created in our markets. The new Cadence brand is part of an overall marketing and business strategy that we expect to create both operational and marketing efficiencies. During 2006, we plan to open two new branches in the Memphis market and one in the Birmingham market. We have identified another high growth market and plan to add a de novo bank in that market during 2006. See the section entitled, “Subsequent Events.” Also, as we have noted in the past, we are continuing to review potential acquisition candidates to increase our share in existing markets and to expand our footprint into new markets. Finally, we will continue to assess the possibility of issuing additional equity in 2006 to support our growth objectives.

In addition, we will continue our current efforts to grow loans and increase our margin in 2006. With the potential improvement in the Mississippi market, the continued strong growth in Tennessee and Alabama and the addition of a de novo bank in another growth market, management believes that we will be able to achieve solid loan growth in 2006. The expansion of the margin, however, will be a more difficult objective to obtain. The flat yield curve presents a significant obstacle. Also, as is normal in a rising rate environment, the cost of deposits lagged behind the increase in yield on the asset side of the balance sheet. During the fourth quarter we began experiencing pressure on the deposit pricing as the need to grow deposits increased with the growth in our loan portfolio. However, management believes that we can continue to improve our margin in 2006.

In addition, we will continue to look for ways to grow non-interest revenues. The planned growth in the Memphis market and the expansion into the Birmingham MSA should provide a new customer base for our other banking products and services. We will also continue our efforts to control non-interest expenses in 2006 and will look for ways to improve our efficiency ratio. However, management estimates that strategic growth plans will cost approximately nineteen cents per fully diluted share in 2006.

SUBSEQUENT EVENTS

On February 21, 2006, we filed an application to open a de novo bank in the Nashville, Tennessee MSA. This bank will be located in the Cool Springs area of Williamson County, just south of Nashville. Pending approval by the Office of the Comptroller of the Currency, the bank should open during the first quarter of 2006 and will operate as a branch of Cadence Bank, N. A. This is in keeping with our strategy of continuing to expand our franchise into fast growing markets.

SIGNIFICANT EVENTS

On October 11, 2005, we changed the name of the Bank to Cadence, and on October 17, 2005, we opened a Cadence branch in Hoover, Alabama (the fifth largest city in Alabama and a part of the Birmingham MSA). We changed the Bank’s name primarily to allow us to continue to expand into new growth markets, as NBC is a common bank name throughout the Southeastern region. We chose the name Cadence because it is unique in our current markets and it eliminates the confusion with the NBC name in our current and future metropolitan markets. The name change also allows us to operate under a single bank structure. Effective after the close of business on November 10, 2005, ENB was merged into Cadence. This merger allows for the achievement of operational and marketing efficiencies and provides Cadence customers with a seamless branch system in Alabama, Mississippi and Tennessee.

CRITICAL ACCOUNTING POLICIES

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in our annual report, including management’s letter to shareholders and this Management’s Discussion and Analysis, is sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgments, and therefore contain the most critical accounting estimates, are the provision for loan losses and the resulting allowance for loan losses; the liability and expense relating to our pension and other postretirement benefit plans; and issues relating to other-than-temporary impairment losses in the securities portfolio.

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in our loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loan and the related interest. This determination is generally made based on collateral value. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the period ended December 31, 2005, we identified the following five external risk factors: (1) increasing fuel/energy cost; (2) potential slowdown in the real estate market; (3) increased risk associated with commercial real estate credits; (4) the still undetermined impact of the 2005 storms on consumers; and (5) continuing higher unemployment rates in certain counties in the Mississippi market. These external risk factors will be re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

Another area that requires subjective and complex judgments is the liability and expense relating to our pension and other postretirement benefit plans. We maintain several benefit plans for our employees. They include a Defined Benefit Plan, a Defined Contribution Plan, a 401-K Plan and a Deferred Compensation Plan. We make all contributions to these plans when due and, at the end of the year, we had no unfunded liabilities under any of these plans. The Defined Benefit Plan is the only plan that requires multiple assumptions to determine the liability under the plan. This plan has been frozen to new participants for several years. Management evaluates, reviews with the plan actuaries, and updates as appropriate the assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation. Actual experience that differs from the assumptions could have a significant impact on our financial position and results of operations. The discount rate and the expected rate of return on the plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability and the corresponding pension expense. In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, management, in consultation with actuarial consultants, selected rates based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans. To reflect the appropriate rate, based on the corresponding bonds, management reduced the discount rate from 6.50% in 2003, to 6.00% in 2004 and to 5.75% in 2005. We used an expected rate of return of 7.5% for 2004 and 2005 and 8.5% for 2003. This equates to an average rate of return over the three-year period of 7.83%. From a historical perspective, the rates of return on the plan were 17.4% for 2003, 10.0% for 2004 and 5.4% for 2005. This equates to an average actual rate of return of 10.9% over this three-year period. In summary, the plan outperformed expectations over the last three years. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service rules. As a result, as of December 31, 2005, the plan has a prepaid benefit cost of $3.7 million. At December 31, 2005, we had a current accumulated benefit obligation of approximately $10.1 million and plan assets with a fair value of approximately $12.0 million. Detailed information on our pension plan and the related impacts of these changes on the liability and expense recorded in our financial statements can be found in Note M of the Notes to Consolidated Financial Statements.

The third area that requires subjective and complex judgments on the part of management is the review of the investments in the securities portfolio for other-than-temporary impairments. In 2003, the EITF of the FASB issued 03-01, “The Meaning of Other-than-Temporary Impairment In Its Application To Certain Investments.” As a result of this release, we must review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; and (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value.

On November 3, 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. In making our review under this pronouncement, based on the market values provided by a third party, we had a significant number of securities that were impaired, by definition. We reviewed each of these securities to determine if any of the impairments were other-than-temporary. Using the criteria listed above, management made the determination that as of December 31, 2005, none of the impairments were other-than-temporary.

In the normal course of business, our wholly owned subsidiary bank, Cadence, makes loans to related parties, including our directors and executive officers and their relatives and affiliates. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, the loans are consistent with sound banking practices and within applicable regulatory and lending limitations. Please see Note O in the Notes to Consolidated Financial Statements and our proxy statement for additional details concerning related party transactions.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits loans to executive officers. However, the rule does not apply to any loan made or maintained by an insured depository institution if the loan is subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans that the Bank makes to executive officers are subject to the above referenced section of the Federal Reserve Act.

We own NBC Capital Corporation (MS) Statutory Trust I and Enterprise (TN) Statutory Trust I, both organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. In accordance with FASB Interpretation No. 46 (revised December 2003), the trusts, which are considered variable interest entities, are not consolidated into our financial statements because the only activity of the variable interest entities is the issuance of the trust preferred securities.

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2005 and concluded that no impairment write down was warranted. At December 31, 2005, we had approximately $36.3 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

For the year ended December 31, 2005, we accounted for stock options under APB 25. Effective in the first quarter of 2006, we will account for these options under FASB Statement No. 123(R), “Share-Based Payment.” This statement requires compensation expense related to share-based payment transactions, including stock options, to be recognized in the financial statements.

Because of this required change, during the third quarter of 2005, the Compensation Committee of the Board of Directors reviewed our stock option plan and the options outstanding. At the time of the review, all outstanding options that were not vested were out-of-the-money. This situation existed for much of 2005. In the opinion of the Committee, the options were not achieving their intended purposes of incentive compensation and employee retention. As a result, the Committee recommended to the Board of Directors that all outstanding options be vested to avoid recognizing future expense for options that were not achieving their intended results. At its August 2005 meeting, the Board of Directors voted to vest all outstanding options, effective August 31, 2005.

RESULTS OF OPERATIONS

Net income for 2005 was $13.8 million, or $1.68 per diluted share, an increase from $12.3 million, or $1.50 per diluted share in 2004 and $13.5 million, or $1.65 per diluted share in 2003. Return on average equity was 11.8% in 2005, 11.0% in 2004, and 12.2% in 2003. Return on average assets was 1.0% in 2005 and 2004, and 1.3% in 2003.

Net interest income (“NII”), the primary source of our earnings, represents income generated from earning assets, less the interest expense of funding those assets. NII increased by 9.7% in 2005 and 22.3% in 2004. Changes in NII may be divided into two components; first, the change in average earning assets (volume component) and second, the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest-bearing liabilities.

In 2005, NII increased by $4.0 million, or 9.7%, from $41.2 million in 2004 to $45.2 million. The inclusion of Enterprise for the full year of 2005 versus only nine months of 2004 accounted for $2.42 million of the 2005 increase. During 2005, the net interest margin was 3.55%, compared to 3.37% for 2004. (Net interest margin is net interest income divided by average earning assets.) This represents an increase of 18 basis points in margin for 2005. Also, average earning assets increased from $1.22 billion in 2004 to $1.27 billion in 2005. This increase amounted to $51.1 million, or 4.2%. In analyzing the rate component of NII, from 2004 to 2005, we gained 65 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 52 basis points. As the Federal Reserve continued to raise rates during 2005, our loan portfolio, which is composed of approximately 60% variable rate loans, was positively impacted. From 2004 to 2005, the yield on loans increased from 5.72% to 6.56%. The increases in interest rates also had a positive impact on other earning assets as the yield on federal funds sold increased from 1.30% to 3.33%, and the yield on the investment securities portfolio increased from 4.27% to 4.38%. The increase in average earning assets is composed of the following: average loans increased from $756.1 million during 2004 to $808.8 million during 2005; average federal funds sold and other interest-bearing cash accounts decreased from $26.6 million during 2004 to $20.1 million during 2005; and the average balance in investment securities increased from $439.8 million during 2004 to $444.8 million during 2005. From 2004 to 2005, the average balance of interest-bearing deposits increased from $880.3 million to $938.4 million, and the cost of these deposits increased from 1.62% to 2.17%. During this same period, the average balance of other borrowings declined from $197.2 million to $183.3 million; however, the cost of these borrowings increased from 3.51% to 4.17%. Please see the following table for more details.

In 2004, NII increased by $7.5 million, or 22.3%, from $33.7 million in 2003 to $41.2 million. For the last nine months of 2004, ENB contributed approximately $8.2 million to the 2004 total. During 2004, net interest margin declined from 3.42% to 3.37%. As yields on earning assets continued to decline during the year, the extended period of low rates made it impossible to reduce the cost of funds in an amount sufficient to offset the loss of asset yields. Even though rates began to increase during the second half of 2004, we did not get the full impact of the increase in our loan portfolio (approximately 60% of which are variable rate loans) because many of our variable rate loans had 5% floor rates. Only with the final rate increase of 2004 did the prime rate exceed the 5% level.

The following table shows, for the periods indicated, an analysis of NII, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	($ In Thousands) Average Balance
	Year Ended 12/31/05	Year Ended 12/31/04
EARNING ASSETS:
Loans	$808,796	$756,112
Federal funds sold and other interest-bearing assets	20,111	26,644
Securities:
Taxable	321,250	320,431
Tax-exempt	123,513	119,369

Totals	$1,273,670	$1,222,556

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$938,410	$880,303
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	183,311	197,184

Totals	$1,121,721	$1,077,487

	Interest For		Yields Earned And Rates Paid (%)
	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/05	Year Ended 12/31/04
EARNING ASSETS:
Loans	$53,035	$43,242	6.56	5.72
Federal funds sold and other interest-bearing assets	669	346	3.33	1.30
Securities:
Taxable	14,433	13,667	4.49	4.27
Tax-exempt	5,047	5,129	4.09	4.30

Totals	$73,184	$62,384	5.75	5.10

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$20,327	$14,260	2.17	1.62
Borrowed funds, federal funds sold, securities sold under agreements to repurchase and other	7,643	6,926	4.17	3.51

Totals	27,970	21,186	2.49	1.97

Net interest income	$45,214	$41,198

Net yield on earning assets			3.55	3.37

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.29	6.61

Total earning assets			5.96	5.33

Net yield on earning assets			3.76	3.60

We utilized the provision for loan losses to replenish the allowance for loan losses on the balance sheet. After an evaluation of the risk exposure contained in the loan portfolio, management and the Board of Directors believe that the level of the allowance is adequate. This is an ongoing process, and we review and determine the amount of the provision quarterly, using a methodology that over the years has proven to be sound. The provision for loan losses increased from $2,770,000 in 2003 to $3,522,000 in 2004, and decreased in 2005 to $2,128,000. Of the $752,000 increase in 2004, $747,000 came from the provision for ENB. The decrease in the provision for 2005 resulted from an overall improvement in the credit quality in the portfolio. The details of these improvements are shown in more detail in the following section, entitled “Financial Condition,” under the discussion of the allowance for loan losses. Management expects significant loan growth in 2006 as the markets in Memphis and Birmingham continue to expand and a de novo branch is established in another growth market. Considering this expected growth and unknown external factors, management intends to increase the provision for loan losses in 2006. At this time, management expects the level of the provision to protect us from any unforeseen deterioration in the quality of the loan portfolio. However, if during the year, any or all of these factors change in direction or speed, we will make the necessary adjustments in the provision to reflect these changes.

Non-interest income includes various service charges, fees and commissions we collected, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of Cadence. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. Other income has declined slightly from $20.6 million in 2003 to $20.1 million in 2004 and to $19.9 in 2005. The changes in the major categories between 2004 and 2005 are as follows:

	2004	2005	CHANGE
Service charges on deposit accounts	$8,581	$7,952	$(629)
Insurance commissions, fees and premiums	4,367	4,578	211
Other service charges and fees	2,426	2,481	55
Trust Department income	2,061	2,219	158
Mortgage loan fees	1,202	838	(364)
Security gains (losses), net	223	159	(64)
Bank owned life insurance income	748	641	(107)
Other	499	1,067	568

Total	$20,107	$19,935	$(172)

Non-interest income declined by $172,000, or 0.9%, from 2004 to 2005. This decrease resulted from a decline in service charges on deposit accounts of $629,000, or 7.3%; a decline in mortgage loan fees of $364,000, or 30.3%; and a decline in bank owned life insurance income of $107,000, or 14.3%. The decrease in service charges on deposit accounts largely resulted from an increase in the number of free checking accounts and an overall reduction in the amount of non-sufficient funds (“NSF”) fees that were generated from our non-interest bearing deposit accounts. As the industry moves toward more free accounts, the service charges generated by these accounts will continue to decline. The NSF fees declined significantly in January and February; however, they returned to a more normal level following those two months. It appeared that there was more available cash in our market during the first two months, as people filed their tax returns and received their refunds earlier. Also, several of the tax preparation firms were making loans against tax refunds, thereby getting cash in the hands of the consumer quicker. Two other factors that are having an effect on NSF fee income are the use of debit cards is increasing, which reduces the number of checks written, and many retail establishments are becoming more careful about taking checks at the point of sale. Mortgage fee income continued its decline during 2005. The demand for new home loans continues to be strong; however, this has not been enough to offset the decline in the demand to refinance existing mortgage loans. We are looking for some improvement in this area in 2006 as we expand this service into the higher growth markets. Bank owned life insurance income declined as the insurance companies continued to lower their crediting rates as the yields on their general account portfolios continued to decline as older, higher yield assets matured and were replaced by securities with lower yields. These decreases were partially offset by increases in other categories of non-interest income. Income from fiduciary activities increased by $158,000, or 7.7%; insurance commissions and fee income increased by $211,000, or 4.8%; other non-interest income increased by $568,000, or 113.8%; and other service charges and fees increased by $55,000, or 2.3%. The increase in income from fiduciary activities resulted from the amount of assets under management and the overall improvement in the equity markets over the past year. The increase in insurance commissions and fee income resulted from an improvement in both sales volume and the level of profit sharing received from the insurance carriers based on loss experience. The increase in other service charges and fees and other non-interest income was due to a one-time gain of $837,000 related to our interest in the Pulse Card Clearing Network, which was sold during the first quarter of 2005, an increase of $192,000 in check card income and a $91,000 settlement from the State of Mississippi on a road construction project affecting a branch bank. The increase in check card income resulted from increased usage, as more transactions are processed electronically. This gain was partially offset by a $222,000 decline in income from retail investments and a decline of $147,000 in gain on sale of repossessed assets. All other changes in the other accounts were not material in amount.

We recognized $159,000 in securities gains during 2005, compared to gains of $223,000 during 2004.

Balances in the major categories of non-interest income for 2003 and 2004 are as follows:

	2003	2004	ENB
Service charges on deposit accounts	$7,774	$8,581	$598
Insurance commissions, fees and premiums	4,256	4,367	—
Other service charges and fees	1,858	2,426	170
Trust Department income	1,878	2,061	—
Mortgage loan fees	2,044	1,202	208
Security gains (losses), net	1,376	223	(162)
Bank owned life insurance income	850	748	—
Other	609	499	195

Total	$20,645	$20,107	$1,009

With the acquisition of ENB at the end of the first quarter of 2004, the 2004 amounts included nine months from ENB. As reflected in the preceding table, exclusive of ENB, non-interest income for 2004 declined $1.5 million, or 7.5%. All of the comparison and discussion concerning the accounts in this paragraph will be exclusive of ENB. As noted in the table above, the largest declines came in the categories of mortgage loan fee income and securities gains. We will discuss the decline in security gains in the following paragraph. Mortgage loan fee income declined by $1.1 million, or 51.4%. This decline resulted from a significant reduction in mortgage loan refinancing. Service charges on deposit accounts increased by $209,000, or 2.7%. This increase resulted primarily from increased account activity, more uniform application of account-based fees and selected fee increases. Insurance commissions, fees and premiums increased by $111,000, or 2.7%. This increase resulted from a slight increase in sales volume. Other service charges and fees increased by $398,000, or 21.4%. The majority of this increase came from a $200,000, or 19.1%, increase in fees associated with credit, debit and ATM cards. This resulted from increased usage as the retail customer base grew during the year from the introduction and marketing of free checking accounts. The other large increase in this category came from retail investment sales, which increased by $139,000, or 45.9%, driven mainly by increased sales volume. Trust Department income increased by $183,000, or 9.7%. This increase resulted primarily from higher fees related to the impact of the improvement in the equity markets on the value of the assets under management and a 1.8% increase in the number of accounts under management. Bank owned life insurance income declined by $102,000, or 12.0%, as the insurance companies continued to lower their crediting rates as the yields on their general account portfolios continued to decline as older, higher yield assets matured and were replaced by securities with lower yields. The decline in the other account was composed of changes in several accounts, none of which were considered material.

We recognized $223,000 in securities gains during 2004 compared to $1,376,000 in 2003. The 2004 gains came primarily from selling certain securities that were pre-refunded and were within one year of maturity and from some securities being called at a level above their recorded book value. Approximately 99% of the 2003 gain was recognized in the first six months of the year. With a large portion of the available-for-sale securities portfolio composed of mortgage-backed securities, we took advantage of a unique interest rate environment that developed during that period. That rate environment allowed certain securities to be sold at a gain and replaced with similar securities with yields at or above the level of the securities sold. This opportunity resulted from the rapid prepayment of some mortgage-backed securities, which reduced their yields and average lives and made them attractive at premium prices to short term investors. We took advantage of this opportunity to improve portfolio yields without extending maturities beyond acceptable levels, and at the same time recognizing gains.

Non-interest expense represents ordinary overhead expenses, including salaries, bonuses and benefits. We maintain a formal salary administration program that considers extensive comparative salary data and other indices supplied by a leading outside consulting firm. This data is utilized to assure that salaries are competitive with comparable jobs in the marketplace. Incentive bonuses were expensed in 2005 and paid to employees based on the attainment of predetermined profit goals. The predetermined profit goals were not reached in 2004 and 2003; therefore, no significant bonuses were accrued in either of these years. Overall, we have been successful in our efforts to limit the growth in non-interest expenses, as these expenses increased from $41.7 million in 2004 to $44.7 million in 2005. The following table shows the detailed changes in the category. Expenses from ENB are included for nine months in 2004 and all of 2005; however, ENB was merged into Cadence in November 2005. As a result, separate numbers for ENB for 2005 are not available.

	2004	2005	CHANGE
Salaries	$18,893	$20,294	$1,401
Employees benefits	4,522	4,640	118
Net occupancy expense	2,699	2,958	259
Furniture and equipment expense	3,162	3,214	52
Other	12,451	13,639	1,188

Total	$41,727	$44,745	$3,018

Non-interest expenses increased by $3,018,000, or 7.2%, in 2005. Salaries increased $1,401,000, or 7.4%. Our executive and senior management bonus program is based upon our reaching predetermined profit goals for the year. We reached these goals for 2005. As a result, we accrued approximately $1,004,000 for anticipated bonuses. Without this bonus accrual, this expense category would have increased only by $397,000, or 2.1%. This is the result of our continued efforts to control employee cost. During 2005, employee benefits increased by $118,000, or 2.6%. Approximately 60% of this increase came from the accrued payroll taxes and
401-K contribution matches related to the 2005 bonuses and year-end incentives. Net occupancy expense increased $259,000, or 9.6%. This increase came primarily from three sources. First, 2005 included a full year of ENB expense while 2004 included only nine months. This accounted for approximately 53% of the increase. Second, 2005 was the first full year of the data center expansion depreciation. Third, there were rental increases on some of the properties in Memphis and rental expenses associated with the opening of the Birmingham de novo branch in October 2005. Expenses associated with furniture and equipment increased by $54,000, or 1.7%, primarily resulting from the fact that ENB’s expenses were included for twelve months in 2005 and only nine months in 2004. Other non-interest expenses increased by $1,186,000, or 9.5%. This increase resulted primarily from $116,000 of expenses associated with the merger of ENB and Cadence and $1,129,000 of expenses associated with the name change. Additionally during 2005, we incurred approximately $345,000 of increased expenses associated with computer services and software amortization, because we changed the core operating system from an IBM environment to a Sun Micro Systems environment. Also during 2005, we incurred approximately $193,000 in losses as a result of ENB repurchasing loans sold in 2001. These increases were partially offset by a reduction of approximately $245,000 in accounting and professional fees. This reduction came from the elimination of one-time direct expense to comply with Section 404 of the Sarbanes-Oxley Act. Also in 2004, we incurred approximately $181,000 in expenses associated with the closing of four under-performing branches in the Mississippi market. None of the changes in the other expense categories were individually considered to be material.

In comparing 2004 and 2003, the fact we purchased ENB at the end of the first quarter of 2004 must be taken into account. The expenses of ENB were included for the last nine months of 2004 and totaled $6.9 million, which included approximately $1.2 million of amortization of the core deposit premium recorded at acquisition.

	2003	2004	ENB
Salaries	$16,020	$18,893	$2,693
Employees benefits	3,848	4,522	516
Net occupancy expense	2,186	2,699	496
Furniture and equipment expense	2,471	3,162	562
Other	9,029	12,451	2,607

Total	$33,554	$41,727	$6,874

All the changes in non-interest expense categories will be discussed exclusive of the expenses incurred by ENB during the last nine months of 2004. Total non-interest expenses increased by $1.3 million, or 3.9%, from $33.6 million in 2003 to $34.9 million in 2004. Salaries increased in 2004 by $180,000, or 1.1%. The overall raises for the year were approximately 3.1%, partially offset by an overall reduction in the number of employees. During 2004, employee benefits increased by $158,000, or 4.1%. Approximately 90% of this increase came from an increase in pension expense. Even though improvement in the equity markets enhanced the returns earned on the plan assets during 2004, the impact of low interest rates on the present value calculation caused the total expense of the plan, as computed by the actuary, to increase. Also, as disclosed in Note M in the Notes to Consolidated Financial Statements, the discount rate used by the actuary was 6.5% for 2003 and 6.0% for 2004 and the expected rate of return was reduced from 8.5% in 2003 to 7.5% for 2004. Net occupancy expense remained relatively unchanged during 2004. Furniture and equipment expense increased by $129,000, or 5.2%. The majority of this increase came from the category of maintenance contracts on both new and upgraded computer software packages placed in production during 2004. This was the first full year of use for the central collections, central underwriting and loan pricing packages installed in 2003. Also during 2004, we upgraded our deposit imaging system originally installed in 1998. The other expense category increased by $815,000, or 9.0%. The major accounts included in the category are communications, data processing, advertising, professional fees, intangible amortization and other expenses. Three accounts from this group had material changes in 2004. First, professional fees increased by approximately $300,000, or 72%. This increase resulted from the cost incurred to comply with Section 404 of the Sarbanes-Oxley Act. Second, we incurred approximately $181,000 of expenses related to the closing of four under-performing branches in our Mississippi market. Finally, insurance expense increased by approximately $104,000, or 46.8%. During 2003, we were insured under a three-year policy purchased in 2001. We renewed this policy in 2004 under a one-year contract at a substantially higher premium. The other accounts included in this category did not have material changes during 2004.

Changes in our income tax expense have generally paralleled changes in pre-tax income. Our effective tax rates were 24.9% in 2003, 23.4% in 2004, and 24.7% in 2005. These changes in both years resulted primarily from the mix of income from tax-exempt investments and the percentage relationship of tax-exempt income to total pre-tax income. The alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax-exempt yields and our normal liquidity and balance sheet structure requirements limit our ability to reduce income tax expense by acquiring additional tax-free investments.

In summary, net income decreased from $13.5 million, or $1.65 per diluted share, in 2003, to $12.3 million, or $1.50 per diluted share, in 2004, and increased to $13.8 million, or $1.68 per diluted share, in 2005. Approximately five cents per diluted share of the decline in 2004 came from the Enterprise acquisition and approximately three cents came from the expenses incurred to comply with the Sarbanes-Oxley Act and the closing of four branches. In 2005, because of the cost associated with the Bank’s name change and the merger of Cadence and ENB, fully diluted earnings per share were reduced by approximately nine cents per share. This was partially offset by approximately six cents per share from the gain on the sale of the Pulse Card Clearing Network and the settlement with the State of Mississippi on the impact of a road construction project affecting a bank branch. All of this netted to a three cent per share reduction in 2005.

FINANCIAL CONDITION

During 2005, our balance sheet showed an increase in total assets from $1.44 billion at December 31, 2004, to $1.45 billion at December 31, 2005. This was an increase of approximately $6.5 million, or 0.5%. During the year, cash and cash equivalents declined from $49.4 million to $43.1 million. This was a decline of $6.3 million, or 12.8%. The loan portfolio increased from $828.6 million at the end of 2004 to $860.6 million at December 31, 2005. The increase during the year was $32.0 million, or 3.9%. The growth in the loan portfolio came during the fourth quarter of 2005 as loans increased from $810.3 million at September 30, 2005 to $860.6 million at December 31, 2005. This represents an increase of $50.3 million, or 6.2%. This growth came from the Memphis, Tuscaloosa and Birmingham markets. Our Mississippi market continues to produce little loan growth. There were four areas of our loan portfolio that declined during 2005. In the area of consumer loans, the softness in the economy, growing non-bank competition, the continuation of zero rate loans on new autos and the normal cycling of our student loan portfolio resulted in an overall decline in the consumer loan portfolio of approximately $16.0 million, or 30.1%. In the area of real estate loans, the adjustable rate and purchased mortgage loan portfolios declined by approximately $18.2 million, or 22.0%, as adjustable rate mortgages continued to payoff or refinance into fixed rate mortgages. These declines in the portfolio were more than offset by increases in the commercial real estate portfolio of approximately $22.1 million, or 6.9%, in the real estate construction portfolio of approximately $8.7 million, or 10.0%, and in the business loan portfolio of approximately $38.4 million, or 24.8%. During 2005, the investment securities portfolio decreased from $465.8 million to $442.4 million. This represented a decrease of $23.4 million, or 5.0%. Of this decrease, approximately $3.8 million represents declines in market values. The remainder resulted from management only replacing a portion of securities that matured, were paid down or sold in 2005 and deploying the remaining funds toward loan growth.

During 2005, the allowance for loan losses decreased by $1.6 million, or 14.7%, from $10.9 million to $9.3 million. Even though there has been increased competition for good quality credits in our markets, we did not reduce our underwriting standards, and as a result, the quality of the portfolio remains strong. Net charge-offs to average loans outstanding were 0.44% for 2004 and 0.46% for 2005. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the allowance for loan losses for the three-year period ended December 31, 2005. At December 31, 2005, non-performing loans totaled 0.30% of total loans, and classified assets were 13.9% of capital. At December 31, 2004, non-performing loans totaled 0.55% of total loans, and classified assets were 14.7% of capital. Loans past due 30 days or more declined from 1.93% of total loans at December 31, 2004 to 0.96% at December 31, 2005. Total non-performing loans declined from $4.55 million at December 31, 2004 to $2.61 million at December 31, 2005. This represents a decrease of $1.94 million, or 42.5%. The allowance for loan losses as a percentage of total loans decreased from 1.32% at December 31, 2004 to 1.08% at the end of 2005. Based on the evaluations described earlier and the information above, the allowance for loan losses at the end of 2005 and 2004 were deemed adequate to cover exposure in our loan portfolio. The methodology used to determine the adequacy of the reserve for loan losses was tested during 2005, as loans were charged-off, and no additional special provision was needed. All of these loans had previously been identified and properly reserved against.

The liability side of the balance sheet increased from $1.32 billion at December 31, 2004 to $1.33 billion at December 31, 2005, an increase of $4.3 million, or 0.3%. During 2005, deposits increased by $5.3 million, or 0.5%, to $1.12 billion. The growth came in the area of non-interest bearing deposits, as interest bearing deposits declined during 2005. The decline in interest bearing deposits came primarily from the Memphis market because we decided not to aggressively pursue deposits in the areas of interest-bearing checking and money market savings. The rates on these accounts have increased more rapidly in this market than in our Mississippi and Alabama markets. Federal funds purchased and securities sold under agreements to repurchase increased by $31.8 million, or 118.6%, from $26.8 million to $58.6 million. Approximately $25.0 million of the increase came from a term repurchase agreement executed in the secondary market. This term repurchase agreement has a 4% floor and was entered into to protect us against an unexpected downturn in interest rates. Also during 2005, FHLB advances decreased by $35.5 million, or 27.1%. This decline was primarily the result of regularly scheduled principal payments. As loan demand increases with the continued growth of the Memphis and Tuscaloosa markets and the establishment of the new Birmingham market, we will be a more aggressive seeker of deposits and will continue to look to the wholesale market for appropriate additions to funding.

CAPITAL RESOURCES AND SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $114.8 million at the end of 2004 to $117.0 million at the end of 2005. During 2005, we generated net income of $13.8 million, from which we declared approximately $8.0 million in dividends. Also during the year, the interest rate trends continued upward, causing the market value of the available-for-sale securities to decrease. As a result, accumulated other comprehensive income changed from an unrealized loss of $4,374,000 at December 31, 2004 to an unrealized loss of $8,160,000 at December 31, 2005. The $3.8 million loss in value and the $8.0 million in dividends offset a substantial portion of the $13.8 million added to equity by net income.

The capital to asset ratio increased from 8.0% at December 31, 2004 to 8.1% at December 31, 2005. Peer organizations are traditionally in the 8.0% to 8.5% range.

During 2005, the amount of treasury stock decreased from $27,972,000 to $27,737,000 as the number of shares held decreased from 1,453,295 to 1,442,095. This decrease came from the issuance of stock due to the exercise of stock options. During 2005, we issued 11,200 shares upon the exercise of stock options for approximately $238,000, excluding the tax effect of such exercise.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered “well-capitalized.” At the end of 2005, we maintained an 8.7% leverage ratio, significantly exceeding the ratio required for a “well-capitalized” institution.

Regulatory authorities also evaluate a financial institution’s capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a “well-capitalized” financial institution is required to have a Tier 1 risk-based capital ratio (excludes allowance for loan losses) of 6.0% and a total risk-based capital ratio (includes allowance for loan losses) of 10.0%. At the end of 2005, we had a Tier 1 risk-based capital ratio of 12.5% and a total risk-based capital ratio of 13.4%.

LIQUIDITY, INFLATION AND ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We have not experienced any problems with liquidity during 2005 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $35.8 million increase in loans and a $5.3 million increase in deposits, our loan/deposit ratio increased from 74.2% in 2004 to 76.7% in 2005. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) borrowings. When we include these sources of funding with deposits, our loans to total funding ratio increased in 2005 from 64.7% to 67.3%. Management’s target of loans to total funding ratio is in the range of 75%. At the current level, we have the ability to fund approximately $99 million in additional loans and remain at the target loans to total funding ratio.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $28.5 million and $26.2 million at December 31, 2005 and 2004, respectively. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

We believe that normal earnings and other traditional sources of cash flow, along with additional FHLB borrowings, if necessary, will provide the cash to allow us to meet our obligations with no adverse effect on liquidity. At December 31, 2005, we had the ability to borrow approximately $14.6 million from the FHLB under the blanket line and had other unused short-term borrowing lines (federal funds purchased lines) of approximately $50 million from upstream correspondent banks.

Additionally, in December 2005, we entered into a secured line of credit with an upstream correspondent to provide additional liquidity, if needed. The term of this line of credit is two years. Under the line of credit, we have the ability to borrow up to $15 million for general corporate purposes. This line increases up to $30 million for acquisition funding.

We have no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. We allowed our announced stock repurchase plan to lapse during 2005. At December 31, 2005, we did not have the authority to purchase stock in the open market; however, at its January 2006 meeting, the Board of Directors reactivated the plan. Under this plan, management has the authority, at its discretion, to purchase 298,783 additional shares of our common stock. If purchased at the year-end closing price of $23.79, this purchase would require approximately $7.1 million. Any purchases under this program will be made over an unknown period of time, and the necessary funds will be provided from internal sources.

Under regulations controlling financial holding companies and national banks, the Bank is limited in the amount it can lend to our holding company, and such loans are required to be on a fully secured basis. At December 31, 2005, there were no loans between the Bank and the holding company.

The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories. Fluctuations in interest rate and actions of the Federal Reserve Board to regulate the national money supply in order to mitigate recessionary and inflationary pressures have a greater effect on a financial institution’s profitability than do the higher costs for goods and services.

We believe the most significant impact of inflation on financial results is our ability to react to changes in interest rates. We have maintained a consistent and disciplined asset/liability management policy during 2005. This policy focuses on interest rate risk and sensitivity.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. We utilize an Asset/Liability Management Committee that evaluates and analyzes our pricing, asset/liability maturities and growth, funding, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The Committee uses simulation modeling as a guide for its decision making. Modeling techniques are also utilized to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At year-end 2005, our balance sheet reflected approximately $23.9 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 1.7% of total assets and would indicate that we are slightly asset sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will increase during the first half of 2006 and that our current position places us in the correct interest rate risk posture for a rising rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

During the first half of 2005, we did not engage in any non-exchange-traded contracts such as currency or interest rate swaps. On September 26, 2005, we entered into a $25 million structured repurchase transaction in the secondary market. This was a term repurchase transaction with a 4% embedded floor. The term of the transaction was three years. It was priced at three month LIBOR plus 24 basis points and reprices every three months. This transaction is in line with our asset/liability strategy and was entered into to help protect us against an unexpected downturn in short-term interest rates. This derivative instrument was accounted for as an embedded derivative under FASB Statement No. 133.

The following table shows our contractual obligations as of December 31, 2005 (In thousands):

	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt	$132,596	$29,457	$28,466	$27,300	$47,373
Operating leases	3,566	670	976	538	1,382
Federal funds purchased and securities sold under agreements to repurchase	58,571	33,571	25,000	—	—
Other borrowings	2,340	2,340	—	—	—

Total contractual obligations	$197,073	$66,038	$54,442	$27,838	$48,755

The following table shows our other commercial commitments as of December 31, 2005 (In thousands):

	Total	Expires in less than 1 year	Expires in 1-3 years	Expires in 3-5 years	Expires after 5 years
Lines of Credit (unfunded commitments)	$202,771	$145,208	$14,892	$11,220	$31,451
Standby letters of credit	10,701	10,538	163	—	—

MARKET INFORMATION

Our stock is listed on the AMEX and is traded under the symbol NBY. SunTrust Bank, Atlanta, acts as our transfer agent. The following table sets forth, for the periods indicated, the range of sales prices of our common stock as reported on AMEX for 2004 and 2005 and the dividends declared for each period.

YEAR	QUARTER	HIGH	LOW	CASH DIVIDEND DECLARED PER QUARTER
2004	First	$27.14	$25.54	$0.24
	Second	27.06	23.11	0.24
	Third	27.00	23.60	0.24
	Fourth	28.60	25.20	0.24

2005	First	$26.08	$22.82	$0.24
	Second	25.05	23.01	0.24
	Third	25.42	23.06	0.25
	Fourth	25.73	23.01	0.25

We have paid cash dividends on our common stock since our inception and have increased dividends per share for each of the past thirty years. We currently estimate that dividends in 2006 will approximate $1.00 per share.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. The Corporation does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. During the first half of 2005, the Corporation did not engage in any non-exchange-traded contracts such as currency or interest rate swaps. On September 26, 2005, the Corporation entered into a $25 million structured repurchase transaction. This was a term repurchase transaction with a 4% embedded floor. The term of the transaction was three years. It was priced at three month LIBOR plus 24 basis points and reprices every three months. This transaction is in line with our asset/liability strategy and was entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. This derivative instrument was accounted for as an embedded derivative under FASB No. 133. As the Corporation continues to enhance its asset/liability management, it will continue to look for opportunities to protect itself from unexpected changes in interest rates. This is likely to be done by using interest rate swaps. Finally, the Corporation has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

The following table reflects the year-end position of the Corporation’s interest-earning assets and interest-bearing liabilities, which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.

	($ In Thousands) December 31, 2005
	Interest	Sensitive	Within	(Cumulative)
	Within 3 Months	Within 12 Months	Within 5 Years	Total of Interest- Earning Assets
Interest-earning assets:
Loans	$535,058	$664,993	$823,733	$859,629
Investment and mortgage-backed securities	31,086	71,297	296,708	442,440
Federal funds sold and other	2,655	19,568	19,568	19,568

	568,799	755,858	1,140,009	1,321,637

Interest-bearing liabilities:
Deposits	315,234	602,169	1,037,598	1,121,684
Borrowed funds	108,665	129,777	183,807	193,507

	423,899	731,946	1,221,405	1,315,191

Sensitivity gap:
Dollar amount	$144,900	$23,912	$(81,396)	$6,446

Percent of total interest-earning assets	25.5%	3.2%	-7.1%	.5%

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amounts of interest-earning assets and interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the costs of its liabilities and thus an increase in the institution’s net interest income would result.

At December 31, 2005, total interest-earning assets maturing or repricing within one year were more than interest-bearing liabilities maturing or repricing within the same time period by approximately $23.9 million (cumulative), representing a positive cumulative one-year gap of 3.2% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

Banking regulators have issued advisories concerning the management of interest rate risk (“IRR”). The regulators consider effective interest rate management an essential component of safe and sound banking practices. To monitor its IRR, the Corporation’s risk management practices include (a) risk management, (b) risk monitoring and (c) risk control. Risk management consists of a system in which a measurement is taken of the amount of earnings at risk when interest rates change. The Corporation first prepares a “base strategy,” which is the position of the Bank and its forecasted earnings based upon the current interest rate environment or most likely interest rate environment. The IRR is then measured based upon hypothetical changes in interest rates by measuring the impact such a change will have on the “base strategy.”

Risk monitoring consists of evaluating the “base strategy” and the assumptions used in its development based upon the current interest rate environment. This evaluation is performed quarterly by management or more often in a rapidly changing interest rate situation and monitored by an Asset/Liability Management Committee.

Interest rate risk is managed based upon the Corporation’s tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. It is the policy of the Corporation that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 20% and cause the economic value of equity to change by more that than +25% and –20%. The December 2005 model reflects net interest income under this scenario increasing by 6.16% with a 200 basis point upward shock of rates and decreasing 9.5% if rates are shocked down 200 basis points. At December 31, 2005, a 200 basis point immediate increase in interest rates would have resulted in a 1.9% decline in market value of equity, and a 200 basis point instant decrease would have resulted in a 9.7% decrease in market value of equity. At December 31, 2005, the Corporation is within policy on both of these tests and management believed that changes in net interest income and market value of equity, as reflected in the Corporation’s models, were acceptable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

NBC Capital Corporation

We have audited the accompanying consolidated balance sheets of NBC Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of NBC Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NBC Capital Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2006, expressed an unqualified opinion thereon.

/s/ T. E. LOTT & COMPANY

Columbus, Mississippi

February 8, 2006

(February 26, 2006, as to Note W)

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
	(In thousands)
ASSETS

Cash and due from banks	$37,053	$20,469
Interest-bearing deposits with banks	4,745	4,600
Federal funds sold	1,324	24,358

Total cash and cash equivalents	43,122	49,427

Securities available-for-sale	407,532	426,492
Securities held-to-maturity (estimated fair value of $25,681 in 2005 and $27,728 in 2004)	23,755	25,445
Other securities	11,153	13,833

Total securities	442,440	465,770

Loans	860,644	828,563
Less allowance for loan losses	(9,312)	(10,914)

Net loans	851,332	817,649

Interest receivable	8,765	7,663
Premises and equipment	19,243	18,609
Goodwill and other intangible assets	39,654	40,659
Other assets	41,561	39,796

Total Assets	$1,446,117	$1,439,573

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$167,023	$152,868
Interest-bearing deposits	954,661	963,505

Total deposits	1,121,684	1,116,373
Interest payable	2,438	1,893
Federal funds purchased and securities sold under agreements to repurchase	58,571	26,799
Subordinated debentures	37,114	37,114
Other borrowed funds	97,822	132,403
Other liabilities	11,504	10,225

Total liabilities	1,329,133	1,324,807

Shareholders’ equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2005 and 2004; issued 9,615,806 shares in 2005 and 2004	9,616	9,616
Surplus	53,749	53,729
Retained earnings	89,516	83,767
Accumulated other comprehensive income (loss)	(8,160)	(4,374)
Treasury stock, at cost	(27,737)	(27,972)

Total shareholders’ equity	116,984	114,766

Total Liabilities and Shareholders’ Equity	$1,446,117	$1,439,573

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

	2005	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$53,035	$43,242	$34,073
Interest and dividends on securities:
Taxable	14,433	13,667	11,874
Tax-exempt	5,047	5,129	5,368
Other	669	346	262

Total interest income	73,184	62,384	51,577

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	7,960	4,867	4,108
Interest on other deposits	12,367	9,393	8,730
Interest on borrowed funds	7,643	6,926	5,043

Total interest expense	27,970	21,186	17,881

Net interest income	45,214	41,198	33,696

Provision for loan losses	2,128	3,522	2,770

Net interest income after provision for loan losses	43,086	37,676	30,926

OTHER INCOME
Service charges on deposit accounts	7,952	8,581	7,774
Insurance commissions, fees, and premiums	4,578	4,367	4,256
Other service charges and fees	2,481	2,426	1,858
Trust Department income	2,219	2,061	1,878
Mortgage loan fees	838	1,202	2,044
Securities gains (losses), net	159	223	1,376
Bank owned life insurance income	641	748	850
Other	1,067	499	609

Total other income	19,935	20,107	20,645

OTHER EXPENSE
Salaries	20,294	18,893	16,020
Employee benefits	4,640	4,522	3,848
Net occupancy	2,958	2,699	2,186
Furniture and equipment	3,214	3,162	2,471
Communications	981	1,102	875
Data processing	1,520	1,170	764
Advertising	728	774	812
Professional fees	1,286	1,494	894
Intangible amortization	1,275	1,154	—
Other	7,849	6,757	5,684

Total other expense	44,745	41,727	33,554

Income before income taxes	18,276	16,056	18,017
Income taxes	4,522	3,757	4,492

Net income	$13,754	$12,299	$13,525

Net income per share:
Basic	$1.68	$1.51	$1.65
Diluted	$1.68	$1.50	$1.65

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2003		$9,616	$51,413	$73,297	$(27,341)	$4,122	$111,107

Comprehensive income:
Net income for 2003	$13,525	—	—	13,525	—	—	13,525
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(5,618)	—	—	—	—	(5,618)	(5,618)

Comprehensive income	$7,907

Cash dividends declared, $.92 per share		—	—	(7,519)	—	—	(7,519)
Purchase of treasury stock		—	—	—	(430)	—	(430)
Exercise of stock options		—	(13)	—	50	—	37

Balance, December 31, 2003		9,616	51,400	79,303	(27,721)	(1,496)	111,102

Comprehensive income:
Net income for 2004	$12,299	—	—	12,299	—	—	12,299
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(2,878)	—	—	—	—	(2,878)	(2,878)

Comprehensive income	$9,421

Cash dividends declared, $.96 per share		—	—	(7,835)	—	—	(7,835)
Purchase of treasury stock		—	—	—	(346)	—	(346)
Exercise of stock options		—	(1)	—	95	—	94
Intrinsic value of stock options converted to affect acquisition		—	354	—	—	—	354
Tax benefit of stock options purchased to affect acquisition		—	1,976	—	—	—	1,976

Balance, December 31, 2004		9,616	53,729	83,767	(27,972)	(4,374)	114,766

(Continued)

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004 (brought forward)		$9,616	$53,729	$83,767	$(27,972)	$(4,374)	$114,766

Comprehensive income:
Net income for 2005	$13,754	—	—	13,754	—	—	13,754
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(3,786)	—	—	—	—	(3,786)	(3,786)

Comprehensive income	$9,968

Cash dividends declared, $.98 per share		—	—	(8,005)	—	—	(8,005)
Exercise of stock options		—	20	—	235	—	255

Balance, December 31, 2005		$9,616	$53,749	$89,516	$(27,737)	$(8,160)	$116,984

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,754	$12,299	$13,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,041	3,577	1,920
Deferred income taxes	(163)	517	759
Provision for loan losses	2,128	3,522	2,770
Increase in cash value of life insurance, net	(661)	(705)	(850)
Securities amortization and accretion, net	2,044	2,053	2,577
FHLB discount accretion	(274)	(255)	—
Tax benefit of stock options purchased to affect acquisition	—	1,976	—
Gains on sale of securities, net	(159)	(223)	(1,376)
Changes in:
Interest receivable	(1,102)	(1,351)	1,293
Other assets	232	(6,326)	4,359
Interest payable	545	637	(370)
Other liabilities	2,133	263	(1,045)

Net cash provided by operating activities	22,518	15,984	23,562

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for acquisition	—	(43,291)	—
Purchases of securities available-for-sale	(63,132)	(182,005)	(268,634)
Purchases of other securities	(387)	(1,490)	(722)
Proceeds from sales of securities available-for-sale	23,345	33,961	114,705
Proceeds from sale of securities held-to-maturity	3,066	7,890	—
Proceeds from maturities and calls of securities available-for-sale	51,067	102,772	154,357
Proceeds from maturities and calls of securities held-to-maturity	1,750	5,299	5,556
(Increase) decrease in loans	(35,811)	(24,778)	(14,117)
Additions to premises and equipment	(2,893)	(2,974)	(1,679)
Surrender of bank-owned life insurance	—	—	251
Investment in unconsolidated statutory trust	—	—	(928)
Investment in limited partnership	—	—	(814)

Net cash used in investing activities	(22,995)	(104,616)	(12,025)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Increase (decrease) in deposits	5,311	71,220	(1,608)
Dividends paid on common stock	(7,921)	(7,837)	(7,359)
Net change in federal funds purchased and securities sold under agreement to repurchase	31,772	395	(7,629)
Proceeds from issuance of long-term debt	10,000	84,500	20,000
Repayment of long-term debt	(45,245)	(88,222)	(23,734)
Proceeds from issuance of subordinated debentures, net of issue cost	—	—	30,523
Exercise of stock options	255	94	37
Purchase of treasury stock	—	(346)	(430)

Net cash (used in) provided by financing activities	(5,828)	59,804	9,800

Net increase (decrease) in cash and cash equivalents	(6,305)	(28,828)	21,337
Cash and cash equivalents at beginning of year	49,427	78,255	56,918

Cash and cash equivalents at end of year	$43,122	$49,427	$78,255

The accompanying notes are an integral part of these statements.

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF ACCOUNTING POLICIES

NBC Capital Corporation (the “Corporation”) and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry.

1. Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and Cadence Bank, N.A. (“Cadence” or the “Bank”), formerly National Bank of Commerce (“NBC”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, NBC Service Corporation, a wholly-owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly-owned subsidiary of NBC Service Corporation.

Significant intercompany accounts and transactions have been eliminated.

2. Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in Cadence, its subsidiary bank. Cadence operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency. Cadence provides full banking services to the north central region of Mississippi, the Tuscaloosa and Hoover (Birmingham MSA), Alabama market areas, and the eastern portion of the Memphis, Tennessee market area.

The Corporation acquired Enterprise National Bank (“ENB”) and its parent company, Enterprise, in April 2004. ENB was merged into Cadence in November 2005. Enterprise is an inactive subsidiary of the Corporation.

GCM operates insurance agencies in Cadence’s Mississippi market area. NBC Insurance Services of Alabama, Inc., sells annuity contracts in Alabama. The primary asset of NBC Service Corporation is its investment in CNIC, a life insurance company. NBC Service Corporation owned 79% of CNIC until 2005, when it purchased the outstanding minority interest.

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

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2005 and 2004.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of required investments in the Federal Home Loan Bank and Federal Reserve Bank.

Derivative Instruments

Derivative securities are accounted for under the requirements of FASB Statement No. 133. During 2005, the Corporation entered into a structured repurchase transaction with an embedded floor. This derivative instrument was accounted for as an embedded derivative.

5. Loans

Loans are carried at the principal amount outstanding adjusted for the allowance for loan losses, net deferred origination fees, and unamortized discounts and premiums. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan.

A loan is considered to be impaired when it appears probable that the entire amount contractually due will not be collected. Factors considered in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. Generally, impairment is measured on a loan-by-loan basis using the fair value of the supporting collateral.

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

6. Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events, internal and regulatory loan reviews, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective, as it requires significant estimates, including the evaluation of collateral supporting impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. When management believes the collectibility of a loan is unlikely, the loss is charged off against the allowance, while any recovery of an amount previously charged off is credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation made pursuant to either Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific allocations are based on a regular review of all loans over a fixed-dollar amount and where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off. The analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, changes in collateral values, unfavorable information about a borrower’s financial condition and other external credit risk factors.

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

9. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. If impaired, the asset is written down to its estimated fair value.

Other identifiable intangible assets consist primarily of the core deposit premium arising from acquisitions. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

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

The Corporation and its subsidiaries file consolidated income tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to the Corporation amounts determined to be payable.

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

The Corporation provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their annual compensation. The Corporation may, but is not obligated to contribute to the plan. Amounts contributed to this plan are credited to a separate booking account for each participant and are subject to a risk of loss in the event of the Corporation’s insolvency. The Corporation made no contributions to this plan in 2004 or 2005.

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

14. Other Assets

Financing costs related to the issuance of junior subordinated debentures and the origination cost of the Corporation’s revolving line of credit have been capitalized and are being amortized over the life of the respective instruments and are included in other assets.

The Corporation has invested in a low income housing partnership as a 99% limited partner. The partnership has qualified to receive annual low income housing federal tax credits that are recognized as a reduction of current tax expense. The investment is accounted for using the equity method.

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

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Net income as reported	$13,754	$12,299	$13,525
Deduct stock-based compensation expense determined under fair value based method	369	261	181

Pro forma net income	$13,385	$12,038	$13,344

Basic net income per share as reported	$1.68	$1.51	$1.65
Pro forma basic net income per share	1.64	1.47	1.63

Diluted net income per share as reported	1.68	1.50	1.65
Pro forma diluted net income per share	1.64	1.47	1.63

The estimated fair value of the options granted under the stock option plan during the years ended December 31, 2005 and 2004 was computed using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 3.75% for both years, expected volatility of 31% for 2005 and 32% for 2004, risk-free interest rate of 4.48% for both years, and expected life of 8 years for 2005 and 7.56 years for 2004. No grants were issued during the year ended December 31, 2003.

As of December 31, 2005, all outstanding options had been vested. See Note L for additional information concerning the current status of the Corporation’s stock options.

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

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Basic Net Income Per Share
Weighted average common shares outstanding	8,166	8,162	8,174

Net income	$13,754	$12,299	$13,525

Basic net income per share	$1.68	$1.51	$1.65

Diluted Net Income Per Share
Weighted average common shares outstanding	8,166	8,162	8,174
Net effect of the assumed exercise of stock options based on the treasury stock method	16	39	13

Total weighted average common shares and common stock equivalents outstanding	8,182	8,201	8,187

Net income	$13,754	$12,299	$13,525

Diluted net income per share	$1.68	$1.50	$1.65

18. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, standby letters of credit and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

19. Business Segments

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers. Management believes the Corporation’s principal activity is commercial banking and that other activities are not considered significant segments.

20. Reclassifications

Certain amounts reported in prior years have been reclassified to conform with the 2005 presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

21. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” FASB Statement No. 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement focuses primarily on accounting for transactions in which a company exchanges its equity instruments for employee services. The Statement requires that the fair value of the equity instruments (as determined on the grant date of the award) be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement’s provisions are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. FASB Statement No. 123(R) is effective as of the beginning of the first annual reporting period beginning on or after June 15, 2005; thus, the Corporation will adopt the Statement beginning in the quarter ending March 31, 2006.

As of August 31, 2005, the Board of Directors decided to vest all options that were outstanding and unvested as of that date. All outstanding unvested options as of that date were out-of-the money. See Note A.15 and Note L for additional information. At this time, the Board of Directors is evaluating its alternatives for using stock-based compensation in the future and as of the date of this report, has made no decisions. With the current vesting of all outstanding options, the adoption of FASB Statement No. 123(R) will not have an impact on the Corporation’s future results of operations unless the Board of Directors makes additional grants under the current plans or under any new stock-based compensation plans adopted by shareholders.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary. The FASB deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary; however, the disclosure guidance is effective for fiscal years ending after December 15, 2003. On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issuance nullifies the specific requirements outlined in Issue 03-01 for determining whether an investment’s impairment is other-than-temporary and references existing other-than-temporary impairment guidance. It carries forward the disclosure requirements and requirements relating to cost-method investments outlined in Issue 03-01. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. Because the Corporation is already complying with existing other-than-temporary impairment guidance and has implemented the disclosure requirements of Issue 03-01, this pronouncement will not have an impact on the Corporation’s financial position or future results of operations. See Note C for applicable disclosures.

In May 2005, the FASB issued Statement No. 154, entitled “Accounting Changes and Error Correction.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE B - ACQUISITION

Following the close of business on March 31, 2004, the Corporation acquired Enterprise, the parent company of ENB, in a business combination accounted for under the purchase method of accounting. ENB was a national bank that operated three banking offices in Memphis, Tennessee. The acquisition allowed the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was valued at $55.2 million. Each shareholder of Enterprise stock received $48 per share, for total cash of $47.7 million. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise for the difference between the grant price of the options and $48 for each share subject to the option. This amounted to an additional $5.2 million.

Three of the option holders converted their options into options to purchase approximately 39,000 shares of the Corporation’s common stock, with an intrinsic value of $354,000. The acquisition price also included direct costs totaling approximately $2.0 million, that consisted of investment banking fees, legal fees, severance arrangements and other professional costs.

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

The Corporation’s unaudited pro forma summarized results of operations for the years ended December 31, 2004 and 2003 assuming Enterprise had been acquired as of January 1, 2003 are as follows:

	Years Ended December 31,
(In thousands)	2004	2003
Interest income	$66,068	$65,246
Interest expense	22,451	24,146

Net interest income	43,617	41,100
Provision for loan losses	4,812	3,185
Noninterest income	20,498	23,312
Noninterest expense	44,814	44,826

Income before income taxes	14,489	16,401
Provision for income taxes	3,125	3,670

Net income before extraordinary items	11,364	12,731
Loss from discontinued operations	232	242
Income tax benefit from discontinued operations	(89)	(75)

Net income from continuing operations	$11,221	$12,564

Earnings per share:
Basic:
Income from continuing operations	$1.39	$1.56
Discontinued operations	(0.02)	(0.02)

Net income	$1.37	$1.54

Diluted:
Income from continuing operations	$1.39	$1.55
Discontinued operations	(0.02)	(0.02)

Net income	$1.37	$1.53

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

As of the closing date, the Corporation recorded a $1.8 million integration liability. The Corporation’s integration plan was completed as of December 31, 2004. Reconciliation of the integration liability, as of December 31, 2004 and 2005, is as follows:

(In thousands)	Termination Fees/Contract Write-offs	Severance Payments	Finder’s Fee	Total
Balance at acquisition	$320	$917	$531	$1,768
Cash payments	(317)	(917)	(531)	(1,765)

Balance at December 31, 2004	3	—	—	3
Cash payments	(3)			(3)

Balance at December 31, 2005	$—	$—	$—	$—

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2005 and 2004, follows:

	December 31, 2005
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$299	—	$3	$296
Obligations of other U. S. government agencies	46,034	2	534	45,502
Obligations of states and municipal subdivisions	86,831	160	1,615	85,376
Mortgage-backed securities	270,179	115	8,603	261,691
Equity securities	15,138	—	2,895	12,243
Other securities	2,344	80	—	2,424

	$420,825	$357	$13,650	$407,532

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$23,755	$1,926	—	$25,681

	December 31, 2004
Securities available-for-sale:
U. S. Treasury securities	$299	—	$2	$297
Obligations of other U. S. government agencies	2,198	—	7	2,191
Obligations of states and municipal subdivisions	97,287	612	1,560	96,339
Mortgage-backed securities	314,787	1,156	2,982	312,961
Equity securities	14,999	—	4,475	10,524
Other securities	4,034	146	—	4,180

	$433,604	$1,914	$9,026	$426,492

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$25,445	$2,293	$10	$27,728

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2005, are as follows:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,777	$7,812	$255	$259
Due after one year through five years	42,767	42,411	557	569
Due after five years through ten years	38,804	38,220	372	400
Due after ten years	46,160	45,155	22,571	24,453
Mortgage-backed securities and other securities	285,317	273,934	—	—

	$420,825	$407,532	$23,755	$25,681

Gross gains of $179,000, $223,000, and $1,385,000, and gross losses of $20,000, $163,000, and $9,000 were realized on securities available-for-sale in 2005, 2004, and 2003, respectively.

In 2004, the Corporation sold securities classified as held-to-maturity that were pre-refunded and were within one year of maturity. The carrying value of the securities sold totaled $7,726,954 and the realized gain was $163,000.

Securities with a carrying value of $315,188,000 and $265,764,000 at December 31, 2005 and 2004, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2005 and 2004, were as follows (In thousands):

	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2005
U. S. Treasury securities	$—	$—	$199	$3	$199	$3
Obligations of other U.S. government agencies	41,770	534	—	—	41,770	534
Obligations of states and municipal subdivisions	40,801	717	28,529	898	69,330	1,615
Mortgage-backed securities	132,031	3,250	117,555	5,353	249,586	8,603
Equity securities	—	—	12,105	2,895	12,105	2,895

	$214,602	$4,501	$158,388	$9,149	$372,990	$13,650

2004
U. S. Treasury securities	$—	$—	$99	$2	$99	$2
Obligations of other U.S. government agencies	1,692	7	—	—	1,692	7
Obligations of states and municipal subdivisions	55,955	1,556	243	4	56,198	1,560
Mortgage-backed securities	122,046	1,097	58,955	1,885	181,001	2,982
Equity securities	—	—	10,525	4,475	10,525	4,475

	$179,693	$2,660	$69,822	$6,366	$249,515	$9,026

There were no securities classified as held-to-maturity with unrealized losses as of December 31, 2005. The details concerning securities classified as held-to-maturity with unrealized losses as of December 31, 2004 were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In thousands)
Obligations of states and municipal subdivisions	$—	$—	$990	$10	$990	$10

As of December 31, 2005, approximately 67% of the number of securities in the investment portfolio reflected an unrealized loss. Management does not believe any individual security with an unrealized loss as of December 31, 2005 is other-than-temporarily impaired. The Corporation believes that the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer. The Corporation also has the ability to hold these securities until such time as the value recovers or the securities mature.

NOTE D - LOANS

Loans outstanding include the following types:

	December 31,
(In thousands)	2005	2004
Commercial, financial and agricultural	$209,017	$155,858
Real estate - construction	143,729	119,637
Real estate - mortgage	457,453	478,792
Installment loans to individuals	40,825	57,599
Lease financing receivables	2,129	2,740
Overdrafts	743	1,111
Net deferred costs and fees, premiums and discounts	712	895
Other	6,036	11,931

	860,644	828,563
Allowance for loan losses	(9,312)	(10,914)

	$851,332	$817,649

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing at December 31 follow:

(In thousands)	2005	2004
Lease payments receivable	$375	$1,036
Estimated residual value of leased assets	1,825	1,884

Gross investment	2,200	2,920
Unearned income	(71)	(180)

Net investment	$2,129	$2,740

At December 31, 2005, the minimum future lease payments to be received were as follows:

Year	Amount
(In thousands)
2006	$92
2007	283
2008	—
2009	—
2010	—
Thereafter	—

$375

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003
Balance at beginning of year	$10,914	$6,181	$6,029
Allowance of acquired entity	—	4,547	—

	10,914	10,728	6,029

Additions:
Provision for loan losses charged to operating expense	2,128	3,522	2,770
Recoveries of loans previously charged off	890	774	616

	3,018	4,296	3,386

Deductions:
Loans charged off	4,620	4,110	3,137
Allowance applicable to finance company loans sold	—	—	97

	4,620	4,110	3,234

Balance at end of year	$9,312	$10,914	$6,181

In 2005, the Corporation expanded its definition of impaired loans to mirror the definition outlined in FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” At December 31, 2005 and 2004, the recorded investment in loans considered to be impaired totaled approximately $10,544,000 and $4,077,000, respectively. The allowance for loan losses related to these loans approximated $1,293,000 and $2,233,000 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was approximately $5.8 million and $4.7 million, respectively. For the years ended December 31, 2005 and 2004, the amount of income recognized on impaired loans was immaterial. At December 31, 2005 and 2004, nonaccrual loans amounted to approximately $538,000 and $3,115,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $2,076,000 and $1,399,000, respectively.

Generally, mortgage loans are originated in amounts up to 80% of the appraised value or selling price of the property. However, certain loans may allow the borrower to borrow more than 80% of the appraised value, often without buying private mortgage insurance, therefore subjecting the Corporation to greater credit risk. The amount of residential mortgage loans with loan-to-value ratios greater than 80% as of December 31, 2005 was approximately $4,427,000.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

(In thousands)	Estimated Useful Life In Years	December 31,
		2005	2004
Premises:
Land	—	$4,391	$4,395
Buildings, construction and improvements	10 - 50	20,542	19,345

		24,933	23,740
Equipment	3 - 10	11,824	11,143

		36,757	34,883
Less accumulated depreciation and amortization		(17,514)	(16,274)

		$19,243	$18,609

The amount charged to operating expenses for depreciation was $2,259,000 for 2005, $2,127,000 for 2004, and $1,727,000 for 2003.

NOTE F - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2005 and 2004 was $250,100,000 and $253,738,000, respectively.

At December 31, 2005, the scheduled maturities of time deposits included in interest-bearing deposits are as follows (In thousands):

Year	Amount
2006	$413,183
2007	66,971
2008	11,402
2009	5,436
2010	7,920
Thereafter	4,821

NOTE G - BORROWED FUNDS

Federal funds purchased and securities sold under agreements to repurchase, excluding the term repurchase transaction discussed in the following paragraph, generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Corporation.

On September 26, 2005, the Corporation entered into a $25 million structured repurchase transaction. This transaction was a standard repurchase transaction with a 4% embedded floor and a three-year term. The transaction was priced at three month LIBOR plus 24 basis points and reprices every three months. This derivative instrument was accounted for as an embedded derivative under FASB Statement No. 133.

Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

($ In thousands)	2005	2004
Balance at year end	$58,571	$26,799
Average balance during the year	33,574	30,490
Average interest rate during the year	2.35%	0.92%
Maximum month-end balance during the year	$58,571	$44,281

Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated financial statements.

On December 30, 2003, the Corporation issued $30,928,000 of floating rate junior subordinated deferrable interest debentures to the NBC Capital Corporation (MS) Statutory Trust I (“Trust”), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures were used for the Enterprise acquisition. The Trust issued $30,000,000 of Trust Preferred Securities (“TPSs”) to investors. The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the TPSs. The TPSs are redeemable at the Corporation’s option on December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. Interest on the debentures and TPSs is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly.

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

In accordance with FASB Interpretation No. 46R, neither of the above-referenced trusts are consolidated into the financial statements of the Corporation.

Other borrowed funds consisted of the following at December 31:

(In thousands)	2005	2004
FHLB advances	$95,481	$131,001
Treasury tax and loan note	2,341	1,402

	$97,822	$132,403

Advances due to the FHLB consist of both monthly amortized and term borrowings with maturity dates ranging from January 2006 through August 2012. Interest is payable monthly at rates ranging from 2.85% to 5.95%. Advances due to the FHLB are collateralized by FHLB stock, a blanket lien on first mortgage loans in the amount of the outstanding borrowings, and certain securities in the amount of $49,015,000. FHLB advances available and unused at December 31, 2005, totaled $14.6 million. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2005, are as follows:

Year	Amount
(In thousands)
2006	$29,457
2007	14,948
2008	13,361
2009	7,853
2010	18,662
Thereafter	9,841

On December 16, 2005, the Corporation entered into a revolving credit agreement (the “Agreement”) that provides the Corporation with access to borrow up to $30 million. These borrowings may be used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions do not exceed $15 million. Interest on each borrowing will be paid at the lender’s base rate or at LIBOR, plus 1.25% annually. The Corporation will also pay a commitment fee, accruing at the annual rate of 0.10%, on the daily amount of the unused commitment. Borrowings are contingent on the Corporation’s ability to maintain various operational and financial covenants. The Agreement expires on December 16, 2007. The Corporation has pledged 605,000 shares of Cadence stock as collateral for these borrowings and has covenanted to pledge shares with a minimum book value of $75 million. The Corporation had no outstanding borrowings under the Agreement as of December 31, 2005.

NOTE H – OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities at December 31, 2005 and 2004, consisted of the following:

	December 31,
(In thousands)	2005	2004
Other assets:
Cash surrender value of life insurance	$20,920	$20,039
Deferred income tax benefits	6,235	3,633
Prepaid pension	3,699	3,481
Other real estate	5,131	4,463
Prepaid expenses and other	5,576	8,180

	$41,561	$39,796

Other liabilities:
Dividends payable	$2,043	$1,959
Accrued expenses	6,111	6,081
Minority interest in subsidiary	—	1,750
Other	3,350	435

	$11,504	$10,225

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003
Net change in unrealized gains (losses):
Net unrealized gains (losses) on securities available-for-sale	$(5,972)	$(4,590)	$(7,172)
Reclassification adjustment for (gains) losses on securities available-for-sale	(159)	(70)	(1,376)

Net change in unrealized gains (losses) on securities available-for-sale before tax	(6,131)	(4,660)	(8,548)

Income tax:
Net unrealized gains (losses) on securities available-for-sale	2,284	1,756	2,437
Reclassification adjustment for (gains) losses on securities available-for-sale	61	26	493

Total income tax	2,345	1,782	2,930

	$(3,786)	$(2,878)	$(5,618)

NOTE J – INCOME TAXES

The provision for income taxes including the tax effects of securities transactions (2005—$61,000; 2004—$85,000; 2003—$516,000) is as follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003
Current:
Federal	$3,873	$2,530	$2,951
State	812	710	782
Deferred (credits)	(163)	517	759

	$4,522	$3,757	$4,492

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003
Tax on income before income taxes	$6,397	$5,459	$6,126
Increase (decrease) resulting from:
Tax-exempt income	(2,100)	(1,937)	(2,170)
Nondeductible expenses	335	271	211
State income taxes, net of federal benefit	528	468	516
Tax credits	(678)	(172)	(122)
Other, net	40	(332)	(69)

	$4,522	$3,757	$4,492

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$3,585	$4,055
Unrealized loss on securities available-for-sale	5,161	2,722
Deferred compensation	1,249	1,178
Other	1,878	933

Total deferred tax assets	11,873	8,888

Deferred tax liabilities:
Premises and equipment	$(625)	$(780)
FHLB stock	(851)	(1,038)
Core deposit intangible premium	(1,193)	(1,648)
Pension	(1,418)	(1,298)
Other	(1,551)	(491)

Total deferred tax liabilities	(5,638)	(5,255)

Net deferred tax asset	$6,235	$3,633

NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets at December 31:

(In thousands)	2005	2004
Core deposit intangible, net of accumulated amortization	$3,098	$4,308
Trademarks, net of accumulated amortization	20	2
Noncompete agreements, net of accumulated amortization	187	—

Total intangible assets	3,305	4,310

Goodwill	36,349	36,349

Total goodwill and intangible assets	$39,654	$40,659

The amortization expense relating to intangible assets was $1,275,000 and $1,153,000 for 2005 and 2004, respectively.

Estimated intangible assets amortization expense for the next five years and thereafter is:

Year	Amount
(In thousands)
2006	$956
2007	718
2008	488
2009	349
2010	264
Thereafter	510

NOTE L – STOCK OPTIONS

The Corporation has Long-Term Compensation Plans that are administered by a committee appointed by the Corporation’s Board of Directors. Employees eligible to receive incentives under these plans are those designated, individually or by groups or categories, by the committee. The plans are nonqualified stock option plans. The number of shares of Corporation common stock that may be issued under these plans cannot exceed 835,343. The number of shares that remained issuable under these plans totaled 456,975 at December 31, 2004, and 461,080 at December 31, 2005. The committee may grant options to designated employees at an exercise price not less than the fair market value of the common stock at the date of the grant and the number of shares subject to the option must be designated at the grant date. The option term is determined by the committee, but cannot exceed ten years. In June 2001, grants for 112,000 shares were issued at an option price of $20.75 per share; in June 2002, grants for 117,868 shares were issued at an option price of $24.11 per share; in April 2004, grants for 139,187 shares were issued at an option price of $25.18 per share; and in January 2005, grants for 16,300 shares were issued at an option price of $25.28 per share.

Initially, vesting was to be in equal amounts over a four-year period. However, during the third quarter of 2005, the compensation committee of the Board of Directors reviewed the Corporation’s stock option plans and the options outstanding. At the time of the review, all outstanding options that were not vested were out-of-the-money. This situation has existed for much of 2005. In the opinion of the Committee, the options were not achieving their intended purposes of incentive compensation and employee retention. As a result, the Committee recommended to the Board of Directors that all outstanding options be vested to avoid recognizing future expense for options that were not achieving their intended results. At its August 2005 meeting, the Board of Directors voted to vest all outstanding options, effective August 31, 2005.

In accordance with the disclosure requirement of FASB 123, the expense shown for the third quarter ended September 30, 2005 and the year ended December 31, 2005, discloses all of the remaining expense associated with the Corporation’s outstanding options.

On April 1, 2004, the Corporation acquired Enterprise Bancshares, Inc. At the time of the acquisition, Enterprise had outstanding stock options. At the closing of the transaction, the Corporation gave each holder of Enterprise options the choice of selling their options at the difference between the per share transaction price and the exercise price of the options or exchanging the Enterprise options for options to acquire shares of common stock of the Corporation at the appropriate exchange ratio. As a result of this offer, the Corporation issued 16,731 options at an exercise price of $16.14 per share and 22,308 options at an exercise price of $17.21 per share. All options issued by Enterprise became fully vested at the change of control. As a result, all the options issued to the holders of Enterprise options were fully vested and expire between 2010 and 2013. At December 31, 2005, all of these options were outstanding and exercisable.

As discussed in Note A, FASB 123(R), which is effective for the first annual period beginning after June 15, 2005, requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Accordingly, the Corporation will implement the revised standard in the first quarter of 2006. However, as of December 31, 2005, all outstanding options are fully vested and exercisable and therefore, will have no impact on the future earnings of the Corporation.

A summary of the status of the Corporation’s stock option plans for the three years ended December 31, 2005, follows:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	389,568	$22.83	224,534	$22.47	230,892	$22.41
Options granted	16,300	25.28	178,217	23.33	—	—
Options exercised	(11,200)	21.23	(4,500)	20.75	(2,357)	15.46
Options cancelled	(20,405)	24.18	(8,683)	25.18	(4,001)	22.99

Options outstanding, end of year	374,263	22.91	389,568	22.83	224,534	22.47

Options exercisable at end of year	374,263	22.91	174,129	20.96	83,456	21.91

Weighted average fair value of options granted during year	$6.78		$6.89		$—

The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Price	Number Outstanding	Remaining Contractual Life In Years	Number Exercisable
$20.75	91,900	5.5	91,900
24.11	108,267	6.5	108,267
25.18	118,757	8.7	118,757
16.14	5,577	5.0	5,577
17.21	11,154	6.0	11,154
17.21	11,154	7.0	11,154
16.14	11,154	8.0	11,154
25.28	16,300	9.1	16,300

NOTE M - EMPLOYEE BENEFITS

The following table sets forth the defined benefit plan’s funded status and amounts recognized in the Corporation’s consolidated financial statements at December 31, 2005 and 2004:

	December 31,
($ in thousands)	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$12,773	$11,583
Service cost	628	573
Interest cost	718	723
Actuarial loss	370	731
Administrative expenses paid	(76)	(95)
Benefits paid	(1,321)	(742)

Benefit obligation at end of year	$13,092	$12,773

Change in plan assets:
Fair value of plan assets at beginning of year	$11,814	$9,928
Return on plan assets	609	999
Employer contributions	1,024	1,723
Administrative expenses paid	(76)	(94)
Benefits paid	(1,321)	(742)

Fair value of plan assets at end of year	$12,050	$11,814

Funded status	(1,042)	(959)
Unrecognized net actuarial loss	5,505	5,330
Unrecognized prior service cost	(764)	(890)

Prepaid benefit cost	$3,699	$3,481

Weighted average assumptions used to determine benefit obligations at December 31:

Discount rate	5.75%	6.00%
Compensation increase rate	4.00%	4.00%
Measurement date	12/31/2005	12/31/2004
Census date	1/1/2005	1/1/2004

	Years Ended December 31,
	2005	2004	2003
Weighted average assumptions used to determine net periodic benefit cost at December 31:

Discount rate	6.00%	6.50%	6.50%
Expected return on plan assets	7.50%	7.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Components of net periodic benefit cost:
Service cost	$628	$573	$550
Interest cost	718	723	687
Expected return on plan assets	(816)	(753)	(736)
Amortization of prior service costs	(126)	(126)	(126)
Recognized net actuarial loss	402	350	272

Net periodic benefit cost	$806	$767	$647

The accumulated benefit obligation for the defined benefit pension plan was $10.1 million and $9.9 million at December 31, 2005 and 2004, respectively.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	Amount
(In thousands)
2006	$1,560
2007	1,190
2008	1,647
2009	750
2010	1,054
2011-2015	6,121

Total	$12,322

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

The Corporation’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category
Equity securities	61%	63%
Debt securities	31%	30%
Cash and cash equivalents	8%	7%

Total	100%	100%

The primary investment objective of the Corporation’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested in a global growth and income asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. The assets are allocated in a target mix of 32% fixed income, 64% equity and 4% money market. The fixed income class is divided between a short-term government bond fund, a core fixed income bond fund, a high-yield bond fund and an international bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. The diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions and cash contributions by the Corporation, the target percentages may not be achieved at any one point in time.

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

The Corporation has until September 15, 2007 to make any necessary cash contributions to the plan for 2006. There is no requirement to make the contribution by December 31, 2006. However, to maximize funding levels and to take advantage of certain tax benefits, the Corporation expects to deposit to the plan an amount ranging from the calculated minimum required contribution to the maximum deductible contribution by December 31, 2006. This amount is estimated to be approximately $1,100,000.

No contributions were made to the Corporation’s non-leveraged ESOP in each of the three years ended December 31, 2005. At December 31, 2005, the plan held 367,379 shares of the Corporation’s common stock. Contributions to the 401(k) plan amounted to $472,000 in 2005, $468,000 in 2004, and $402,000 in 2003. Expense for the defined contribution plan totaled $443,000 in 2005, $467,000 in 2004 and $392,000 in 2003.

The accrued liability for the index retirement and deferred compensation plans was $4,378,000 and $3,129,000 at December 31, 2005 and 2004, respectively. The amounts recognized in compensation expense were $204,000, $541,000 and $356,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE N - TREASURY STOCK

Shares held in treasury totaled 1,442,095 at December 31, 2005, and 1,453,295 at December 31, 2004. Upon the exercise of stock options, 11,200, 4,500, and 2,357 treasury shares were issued in 2005, 2004, and 2003, respectively.

NOTE O – RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2005 and 2004 is summarized as follows:

	December 31,
(In thousands)	2005	2004
Loans outstanding at beginning of year	$33,235	$20,140
New loans	17,284	18,110
Repayments	(36,323)	(5,015)

Loans outstanding at end of year	$14,196	$33,235

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

The Corporation and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

To ensure capital adequacy, quantitative measures have been established by regulators that require the Corporation and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted average total assets (leverage). Management believes, as of December 31, 2005, that the Corporation and its subsidiary bank exceed all capital adequacy requirements.

For 2004, both of the Corporation’s subsidiary banks were categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. For 2005, Cadence was categorized as well-capitalized. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, and has a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

($ In thousands)	NBC Capital Corporation (Consolidated)		NBC/Cadence		ENB
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Total risk-based	$128,890	13.4%	$124,832	13.0%	N/A	N/A
Tier 1 risk-based	119,578	12.5%	115,520	12.0%	N/A	N/A
Tier 1 leverage	119,578	8.7%	115,520	8.4%	N/A	N/A

December 31, 2004:
Total risk-based	$124,194	13.4%	$90,544	13.5%	$27,310	10.6%
Tier 1 risk-based	113,280	12.2%	84,764	12.6%	24,091	9.4%
Tier 1 leverage	113,280	8.2%	84,764	7.8%	24,091	7.9%

The minimum amounts of capital and ratios as established by banking regulators are as follows:

December 31, 2005:
Total risk-based	$76,868	8.0%	$76,765	8.0%	N/A	N/A
Tier 1 risk-based	38,434	4.0%	38,383	4.0%	N/A	N/A
Tier 1 leverage	55,152	4.0%	55,263	4.0%	N/A	N/A
December 31, 2004:
Total risk-based	$74,154	8.0%	$53,688	8.0%	$20,449	8.0%
Tier 1 risk-based	37,077	4.0%	26,844	4.0%	10,224	4.0%
Tier 1 leverage	55,443	4.0%	43,286	4.0%	12,234	4.0%

The Corporation is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2005 and 2004, the required reserve balance on deposit with the Federal Reserve Bank was approximately $2,060,000 and $625,000, respectively.

NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, credit card lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at December 31, 2005 and 2004, is as follows:

	Contractual Amount December 31,
(In thousands)	2005	2004
Commitments to extend credit	$202,771	$175,155
Standby letters of credit	10,701	7,621

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2005, nor are any significant losses as a result of these transactions anticipated.

The Corporation leases various premises and equipment under operating leases. At December 31, 2005, future minimum rental commitments are as follows (In thousands):

Year	Amount
2006	$670
2007	509
2008	467
2009	411
2010	127
Thereafter	1,382

Rental expense for premises and equipment for the years ended December 31, 2005, 2004 and 2003, was $818,000, $691,000, and $456,000, respectively.

The Corporation is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the Corporation’s consolidated financial statements.

NOTE R – CONCENTRATIONS OF CREDIT

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

NOTE S - SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2005	2004	2003
Cash paid during the year for:
Interest	$27,425	$21,071	$18,251
Income taxes, net of refunds	1,555	3,586	4,317

Non-cash activities:
Transfers of loans to other real estate	637	2,764	1,415

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

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of other securities, which consist of FHLB stock and Federal Reserve Bank stock, is estimated to be the carrying value, which is par.

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

	December 31, 2005		December 31, 2004
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$43,122	$43,122	$49,427	$49,427
Securities available-for-sale	407,532	407,532	426,492	426,492
Securities held-to-maturity	23,755	25,681	25,445	27,728
Other securities	11,153	11,153	13,833	13,833
Loans	851,332	843,670	817,649	813,970
Liabilities:
Noninterest-bearing deposits	167,023	167,023	152,868	152,868
Interest-bearing deposits	954,661	924,780	963,505	926,793
Federal funds purchased and securities sold under agreements to repurchase	58,571	58,571	26,799	26,799
Subordinated debentures	37,114	37,114	37,114	37,114
FHLB and other borrowings	97,822	97,934	132,403	131,803

NOTE U – CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2005 and 2004, and statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003, of NBC Capital Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
(In thousands)	2005	2004
Assets
Cash and cash equivalents	$2,900	$905
Investment in and advances to subsidiaries	152,361	152,134
Other assets	1,436	1,273

	$156,697	$154,312

Liabilities and Shareholders’ Equity
Dividends payable and other liabilities	$2,599	$2,432
Subordinated debentures	37,114	37,114
Shareholders’ equity	116,984	114,766

	$156,697	$154,312

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2005	2004	2003
Dividends from subsidiaries	$9,006	$34,134	$9,123
Other	14	153	11

Total income	9,020	34,287	9,134
Total expense	2,660	2,065	371

Income before income taxes and equity in undistributed earnings of subsidiaries	6,360	32,222	8,763
Income tax benefit	1,025	724	132

Income before equity in undistributed earnings of subsidiaries	7,385	32,946	8,895
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends	6,369	(20,647)	4,630

Net income	$13,754	$12,299	$13,525

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2005	2004	2003
Cash Flows From Operating Activities
Net income	$13,754	$12,299	$13,525
Equity in subsidiaries’ earnings in excess of (less than) dividends	(6,369)	20,647	(4,630)
Other, net	2,276	(2,438)	(749)

Net cash provided by operating activities	9,661	30,508	8,146

Cash Flows From (Used In) Investing Activities
Investment in statutory trust	—	—	(928)
Purchase of subsidiary	—	(52,827)	—
Liquidation of subsidiary	—	185	—

Net cash used in investing activities	—	(52,642)	(928)

Cash Flows From (Used In) Financing Activities
Dividends paid on common stock	(7,921)	(7,837)	(7,359)
Acquisition of stock	—	(346)	(430)
Proceeds from issuance of subordinated debentures	—	—	30,928
Other, net	255	94	37

Net cash provided by (used in) financing activities	(7,666)	(8,089)	23,176

Net increase (decrease) in cash and cash equivalents	1,995	(30,223)	30,394
Cash and cash equivalents at beginning of year	905	31,128	734

Cash and cash equivalents at end of year	$2,900	$905	$31,128

NOTE V – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
2005
Total interest income	$17,310	$17,770	$18,496	$19,608
Total interest expense	6,125	6,530	7,257	8,058

Net interest income	11,185	11,240	11,239	11,550
Provision for loan losses	635	358	535	600

Net interest income after provision for loan losses	10,550	10,882	10,704	10,950
Total noninterest income, excluding securities gains (losses)	5,233	4,857	5,029	4,657
Securities gains (losses)	(3)	97	59	6
Total noninterest expenses	10,508	11,366	11,137	11,734
Income taxes	1,530	1,131	1,254	607

Net income	$3,742	$3,339	$3,401	$3,272

Per share:
Net income	$0.46	$0.41	$0.42	$0.40
Net income, diluted	0.46	0.41	0.42	0.40
Cash dividends declared	0.24	0.24	0.25	0.25
2004
Total interest income	$12,669	$16,129	$16,466	$17,120
Total interest expense	4,226	5,357	5,698	5,905

Net interest income	8,443	10,772	10,768	11,215
Provision for loan losses	675	805	805	1,237

Net interest income after provision for loan losses	7,768	9,967	9,963	9,978
Total noninterest income, excluding securities gains (losses)	4,849	5,096	5,199	4,740
Securities gains (losses)	8	89	33	93
Total noninterest expenses	8,384	11,388	10,938	11,017
Income taxes	1,148	1,103	1,096	410

Net income	$3,093	$2,661	$3,161	$3,384

Per share:
Net income	$0.38	$0.33	$0.39	$0.41
Net income, diluted	0.38	0.33	0.39	0.41
Cash dividends declared	0.24	0.24	0.24	0.24

NOTE W – SUBSEQUENT EVENT

On February 21, 2006, the Corporation filed an application with the Comptroller of the Currency to open a Cadence Bank branch in Williamson County, Tennessee (Nashville MSA). Pending approval, the branch should open late in the first quarter of 2006.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Exchange Act, the Corporation has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation, including its consolidated subsidiaries, is recorded, processed, summarized and reported, including being made known to the certifying officers by others within the Corporation and its consolidated subsidiaries as appropriate to allow timely decisions regarding disclosure, within the time periods specified in the SEC’s rules and forms. From time to time, the Corporation reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Corporation’s system evolves with its business.

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. This evaluation was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by the Company’s independent registered accounting firm, whose report follows this report.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders of NBC Capital Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that NBC Capital Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NBC Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NBC Capital Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, NBC Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBC Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 8, 2006, expressed an unqualified opinion.

/s/ T. E. Lott & Company

Columbus, Mississippi

February 8, 2006

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the material under the captions, “Election of Directors,” in the Corporation’s proxy statement for its 2006 annual meeting, which is incorporated herein by reference, and “Executive Officers,” included in Part I, Item 1, of this report.

The Corporation has a Code of Ethics for its directors, officers and employees. Section IV of the Code of Ethics specifically addresses the special code of ethics adopted for the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. This Code of Ethics is posted on the Corporation’s website at www.cadencebanking.com under the “Investor Relations” tab and under the “Corporate Governance” heading.

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the caption, “Executive Compensation,” in the Corporation’s proxy statement for its 2006 annual meeting, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the caption, “Stock Ownership of Directors, Officers, and Principal Shareholders,” in the Corporation’s proxy statement for its 2006 annual meeting, which is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	51,724	$25.21	448,276
Equity compensation plans not approved by security holders	322,539	$22.54	12,804

Note L to the Corporation’s Notes to Consolidated Financial Statements and the information contained under the caption, “Stock Option Plan,” in the Corporation’s proxy statement to be mailed to shareholders in connection with the Corporation’s 2006 annual meeting of shareholders should also be read in connection with this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the caption, “Certain Relationships, Related Transactions and Indebtedness,” in the Corporation’s proxy statement for its 2006 annual meeting, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the caption, “Principal Accounting Fees and Services,” in the Corporation’s proxy statement for its 2006 annual meeting, which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of NBC Capital Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2005:

2.	Financial Statement Schedules

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Articles of Incorporation of NBC Capital Corporation (included as Exhibit 3(i) to Form 10-Q dated August 8, 2005 and incorporated herein by reference).

3.2	By-laws of NBC Capital Corporation (included as Exhibit 3(b) to NBC Capital Corporation’s Registration Statement on Form S-4A, filed with the Commission on November 4, 1998, Commission File No. 333-65545, which Exhibit 3(b) is incorporated herein by reference).

4.1	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee (included as Exhibit 4 to Form 10-K for the year ended December 31,2003, dated March 9, 2004 and incorporated herein by reference).

4.2	Indenture Agreement dated as of December 19, 2002, between Enterprise Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (included as Exhibit 4.1 to Form 8-K, dated April 1, 2004 and incorporated herein by reference).

4.3	Supplemental Indenture dated March 31, 2004, between NBC Capital Corporation (as successor by merger to Enterprise Bancshares, Inc.) and U. S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as trustee (included as Exhibit 4.2 to Form 8-K, dated April 1, 2004 and incorporated herein by reference).

* 10.1	2001 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed August 8, 2001 and incorporated herein by reference).

* 10.2	Salary Reduction Thrift Plan (incorporated by reference to Exhibit 4.3 of Form S-8 filed December 13, 2001 and incorporated herein by reference).

* 10.3	2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4 of Form S-8 filed June 24, 2003 and incorporated herein by reference).

* 10.4	Employment Agreement Dated May 16, 2003, by and between NBC Capital Corporation and Richard T. Haston (incorporated by reference to Exhibit 10.3 of Form 10-Q filed August 11, 2003 and incorporated herein by reference).

* 10.5	Employment Agreement Dated June 4, 2003, by and Between NBC Capital Corporation and Mark A. Abernathy (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 11, 2003 and incorporated herein by reference).

* 10.6	Employment Agreement Dated June 18 2003, by and Between NBC Capital Corporation and Lewis F. Mallory, Jr. (incorporated by reference to Exhibit 10.1 of Form 10-Q filed August 11, 2003 and incorporated herein by reference).

* 10.7	NBC Capital Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 7, 2004 and incorporated herein by reference).

14	NBC Capital Corporation Code of Ethics is posted on the Corporation’s website.

21.1	Subsidiaries of the Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

99.1	Revolving Credit Agreement dated December 16, 2005, between NBC Capital Corporation, as borrower, and SunTrust Bank, as lender (included as Exhibit 99.1 to Form 8-K, dated December 19, 2005 and incorporated herein by reference).

99.2	Pledge Agreement dated as of December 16, 2005, between NBC Capital Corporation, as pledgor, and SunTrust Bank, as secured party (included as Exhibit 99.2 to Form 8-K, dated December 19, 2005 and incorporated herein by reference).

*	Indicates management contracts and compensatory plans and arrangements.

(b)	Exhibits

See exhibit index included in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

See Item 15(a)(2) of this Form 10-K.

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

/s/ Gregory M. Duckett	/s/ J. Nutie Dowdle
Gregory M. Duckett	J. Nutie Dowdle
Director	Director

/s/ Robert L. Calvert, III	/s/ Robert S. Jones
Robert L. Calvert, III	Robert S. Jones
Director	Director

/s/ H. Stokes Smith	/s/ Robert S. Caldwell, Jr.
H. Stokes Smith	Robert S. Caldwell, Jr.
Director	Director

/s/ James D. Graham	/s/ Bobby L. Harper
James D. Graham	Bobby L. Harper
Director	Director

/s/ Dan R. Lee	/s/ Clifton S. Hunt
Dan R. Lee	Clifton S. Hunt
Director	Director

/s/ James C. Ratcliff
James C. Ratcliff
Director

Date: March 14, 2006