Form 10-Q
period 2006-03-31
NBC CAPITAL CORP
filed 2006-05-09
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-15773

NBC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter.)

Mississippi	64-0694775
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

301 East Main Street, P. O. Box 1187, Starkville, Mississippi	39760
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:                     Common Stock, $1 Par Value – 8,186,724 shares as of March 31, 2006.

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

(Amounts in thousands, except per share data)	2006	2005
INTEREST INCOME
Interest and fees on loans	$15,423	$12,281
Interest and dividends on securities	5,019	4,889
Other interest income	169	140

Total interest income	20,611	17,310

INTEREST EXPENSE
Interest on deposits	6,613	4,307
Interest on borrowed funds	2,256	1,818

Total interest expense	8,869	6,125

Net interest income	11,742	11,185
Provision for loan losses	401	635

Net interest income after provision for loan losses	11,341	10,550

OTHER INCOME
Service charges on deposit accounts	1,985	1,870
Insurance commissions, fees and premiums	1,125	1,134
Trust Department income	526	506
Mortgage loan fees	140	177
Other income	967	1,546
Securities gains (losses), net	2	(3)

Total other income	4,745	5,230

OTHER EXPENSE
Salaries and employee benefits	6,792	5,893
Premises and fixed asset expense	1,576	1,613
Other expense	3,266	3,002

Total other expense	11,634	10,508

Income before income taxes	4,452	5,272
Income taxes	1,202	1,530

Net income	$3,250	$3,742

Net income per share:
Basic	$0.40	$0.46

Diluted	$0.40	$0.46

Dividends per common share	$0.25	$0.24

NBC CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2006	Dec. 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$38,062	$37,053
Interest-bearing deposits with banks	1,423	4,745
Federal funds sold and securities purchased under agreements to resell	18,301	1,324

Total cash and cash equivalents	57,786	43,122
Securities available-for-sale	416,487	407,532
Securities held-to-maturity (estimated fair value of $25,582 at March 31, 2006 and $25,681 at December 31, 2005)	23,758	23,755
Other securities	11,243	11,153

Total securities	451,488	442,440
Loans	862,239	860,644
Less: allowance for loan losses	(9,501)	(9,312)

Net loans	852,738	851,332
Interest receivable	8,763	8,765
Premises and equipment, net	20,867	19,243
Goodwill and other intangible assets	39,358	39,654
Other assets	43,168	41,561

Total Assets	$1,474,168	$1,446,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$159,783	$167,023
Interest-bearing deposits	984,548	954,661

Total deposits	1,144,331	1,121,684
Interest payable	2,637	2,438
Federal funds purchased and securities sold under agreements to repurchase	60,074	58,571
Subordinated debentures	37,114	37,114
Other borrowed funds	99,723	97,822
Other liabilities	12,052	11,504

Total liabilities	1,355,931	1,329,133

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2006 and 2005; issued 9,615,806 shares in 2006 and 2005	9,616	9,616
Surplus	53,693	53,749
Retained earnings	90,719	89,516
Accumulated other comprehensive income (loss)	(8,327)	(8,160)
Treasury stock, at cost	(27,464)	(27,737)

Total shareholders’ equity	118,237	116,984

Total Liabilities and Shareholders’ Equity	$1,474,168	$1,446,117

NBC CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,250	$3,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	866	1,120
Deferred income taxes	48	2,816
Provision for loan losses	401	635
Loss (gain) on sale of securities, net	(2)	3
(Increase) decrease in interest receivable	2	204
(Increase) decrease in other assets	(1,581)	(1,693)
Increase (decrease) in interest payable	199	(28)
Increase (decrease) in other liabilities	548	(524)

Net cash provided by operating activities	3,731	6,275

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	7,727	17,917
Proceeds from sale of securities	—	1,603
Purchase of securities	(17,026)	(3,298)
(Increase) decrease in loans	(1,807)	22,441
(Additions) disposal of premises and equipment	(2,187)	(231)

Net cash provided by (used in) investing activities	(13,293)	38,432

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	22,647	(49,789)
Dividend paid on common stock	(2,043)	(1,959)
Increase (decrease) in borrowed funds	3,404	(1,728)
Other financing activities	218	42

Net cash provided by (used in) financing activities	24,226	(53,434)

Net increase (decrease) in cash and cash equivalents	14,664	(8,727)
Cash and cash equivalents at beginning of year	43,122	49,427

Cash and cash equivalents at end of quarter	$57,786	$40,700

Cash paid during the period for:
Interest	$8,670	$6,153

Income taxes	$93	$95

NBC CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of NBC Capital Corporation (the “Corporation”) and Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc. (“Insurance”), a wholly owned subsidiary of Cadence, NBC Service Corporation (“Service”), a wholly owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly owned subsidiary of Service. All significant intercompany accounts and transactions have been eliminated.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

Note 1. Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to clarify the treatment of interest-only and principal-only strips on debt instruments under the Statement. Statement No. 155 also amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to allow a qualifying special-purpose entity to hold additional types of derivative instruments. The Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. As the Corporation holds no interest-only or principal-only strips on debt instruments and does not utilize special-purpose entities to hold derivative instruments, Statement No. 155 will not impact the Corporation’s consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets.” This Statement simplifies the accounting for servicing assets and liabilities, such as those associated with mortgage securitization activities. The Statement is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a company’s fiscal year beginning after September 15, 2006. As the Corporation does not conduct any servicing activities associated with mortgage securitization, Statement No. 156 will not impact the Corporation’s consolidated financial statements.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. At March 31, 2006, the Corporation had approximately $36.3 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

Other identifiable intangible assets consist primarily of the core deposit premium arising from acquisitions. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

Note 3. Stock Options

Prior to January 1, 2006, the Corporation’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As such, the Corporation did not recognize any compensation expense for stock options granted, since all stock options were priced at the fair market value of the Corporation’s common stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement No. 123 to options granted under the Corporation’s stock option plans for the three months ended March 31, 2005:

(Amounts in thousands except per share data)	Three Months Ended March 31, 2005
Net income, as reported	$3,742
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65)

Pro forma net income	$3,677

Basic net earnings per share:
As reported	$0.46

Pro forma	0.45

Diluted net earnings per share:
As reported	$0.46

Pro forma	0.45

In the third quarter of 2005, the Compensation Committee of the Board of Directors reviewed the Corporation’s stock option plans and the outstanding options. All outstanding options that were not vested were out-of-the-money and had been in that position for much of the year. In the Committee’s opinion, the options were not achieving their intended purposes of incentive compensation and employee retention; thus, the Committee recommended to the Board of Directors that all outstanding options be vested. The Board of Directors voted to vest all outstanding options, effective August 31, 2005. In accordance with the disclosure requirements of Statement No. 123, the expense reflected in the Corporation’s September 30, 2005 and December 31, 2005 statements of income includes all of the remaining expense associated with the Corporation’s outstanding options.

For the quarter ended March 31, 2006, the Corporation adopted FASB Statement No. 123(R), “Share-Based Payment.” This Statement requires that the fair value of equity instruments exchanged for employee services, as determined on the grant date of the award, be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement’s provisions are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.

As all of the Corporation’s outstanding options are fully vested, the adoption of Statement No. 123(R) will not impact the Corporation’s future results of operations unless the Board of Directors makes additional grants under the current plans or under any new stock-based compensation plans adopted by shareholders.

Note 4. Variable Interest Entity

On December 30, 2003, the Corporation issued $30,928,000 of floating rate junior subordinated deferrable interest debentures to NBC Capital Corporation (MS) Statutory Trust I (the “Trust”), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures were used for the Enterprise acquisition. The Trust issued $30 million of Trust Preferred Securities (“TPSs”) to investors. The Corporation’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligation under the TPSs. The TPSs are redeemable at the Corporation’s option on December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. The interest rate on the debentures and the TPSs is the three-month London Interbank Offer Rate (“LIBOR”) plus 2.85%, and adjusts quarterly. Interest is payable on a quarterly basis.

With the acquisition of Enterprise, the Corporation assumed the liability for an additional $6.2 million in subordinated debentures issued to support TPSs. As a result, the Corporation became the sole shareholder of Enterprise (TN) Statutory Trust I, a Connecticut business trust. The original issue date on these TPSs and subordinated debentures was December 19, 2002 and the maturity date is December 19, 2032. These securities can also be redeemed in whole or in part at any interest payment date after December 19, 2007. The interest rate on these debentures and TPSs is three-month LIBOR plus 3.25%, and adjusts quarterly. Interest is payable on a quarterly basis.

In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” neither of the above-referenced trusts is consolidated into the financial statements of the Corporation.

Note 5. Comprehensive Income

The following table discloses comprehensive income for the periods reported in the Consolidated Statements of Income:

	Three Months Ended March 31,
(In thousands)	2006	2005
Net income	$3,250	$3,742
Other comprehensive income (loss), net of tax:
Reclassification adjustment for (gain) loss included in net income	(2)	2
Unrealized gains (losses) on securities	(165)	(2,316)

	(167)	(2,314)

Comprehensive income (loss)	3,083	1,428

Accumulated comprehensive income (loss)	$(8,327)	$(6,688)

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2006	2005
Service cost	$155	$155
Interest cost	175	185
Expected return on assets	(205)	(210)
Net (gain)/loss recognition	97	102
Prior service cost amortization	(32)	(32)

Preliminary net periodic benefit cost/(income)	190	200
Immediate recognition due to settlement	215	—

Net periodic benefit cost/(income)	$405	$200

The expected rate of return for 2006 and 2005 was 7.5%.

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

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the quarter ended March 31, 2006, management reviewed the securities portfolio for securities that had unrealized losses for more that twelve months and that could be considered other-than-temporary. As of March 31, 2006, approximately 71% of the number of securities in the portfolio reflected an unrealized loss. Included in this percentage are three government-sponsored agency equities with combined par values of $15.0 million. These securities reflected a combined unrealized loss of $1.4 million (net of tax) as of March 31, 2006.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The agency equities price from indices that have steadily increased over the past twelve months, and the market value of the combined securities has improved by $825,000 over the past twelve months. The agencies have continued to pay dividends on their preferred and common stock issues, and the ratings of the securities have not declined. Management believes that other unrealized losses in its securities portfolio are related to changes in interest rates and not to the credit quality of the issuers. It is also management’s opinion that the Corporation has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Thus, the Corporation has not recognized any other-than-temporary impairment in connection with these securities.

Note 8. Acquisitions

On March 16, 2006, the Corporation signed a definitive agreement to acquire SunCoast Bancorp, Inc. (“SunCoast”), the holding company for SunCoast Bank, located in Sarasota and Manatee Counties, Florida. The acquisition is valued at approximately $34.8 million, of which 45% will be paid in cash and 55% will be paid in shares of the Corporation’s common stock. Option holders will receive the difference between the cash election price and the option price of their options, or an aggregate of approximately $1.0 million. The acquisition is subject to regulatory and SunCoast shareholder approval and is expected to close early in the third quarter of 2006.

On March 21, 2006, the Corporation signed a definitive agreement to acquire Seasons Bancshares, Inc. (“Seasons”), the holding company for Seasons Bank, headquartered in Blairsville, Georgia. The acquisition is valued at approximately $22.0 million, of which 45% will be paid in cash and 55% will be paid in shares of the Corporation’s common stock. The acquisition is subject to regulatory and Seasons shareholder approval and is expected to close in the fourth quarter of 2006.

Note 9. Derivative Instruments

In February 2006, the Corporation hedged a portion of its floating rate prime based lending portfolio using two $10 million notional 12-month floating to fixed interest rate swaps and one $10 million notional 15-month floating to fixed interest rate swap. These transactions were initiated to protect the Corporation from future unanticipated downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by its prime based lending portfolio. One of the swaps was purchased at 7.68%, and two of the swaps were purchased at 7.72%. These transactions are cash flow hedges as defined by FASB Statement No. 133.

In accordance with Statement No. 133, a cash flow hedge must be assessed at inception and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in cash flow of the hedged item. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, is recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.

The effectiveness of the transactions described above was tested as of March 31, 2006, in accordance with Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by the Statement. For the quarter ended March 31, 2006, $53,000 was recorded as an adjustment to other comprehensive income for the decline in fair value of these derivative instruments.

Note 10. Subsequent Events

On May 9, 2006, the Corporation closed on a public offering of its common stock. 2.4 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $44.0 million, excluding an over-allotment option. These proceeds will be used to fund the acquisitions of SunCoast and Seasons and for other general corporate purposes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the quarter ended March 31, 2006. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in our documents, the words “anticipate,” “estimate,” “expect,” “objective,”

“projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local laws and regulations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Introduction and Management Overview

NBC Capital Corporation is a financial holding company that owns Cadence Bank, N.A. (“Cadence” or the “Bank”), which operates in eastern Mississippi, Tuscaloosa and Hoover, Alabama, and Memphis and Williamson County, Tennessee. We provide full financial services, including banking, trust services, mortgage services, insurance and investment products. Our stock is listed on the American Stock Exchange (“AMEX”) under the ticker symbol of NBY.

For purposes of the following discussion, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of NBC Capital Corporation and Cadence, unless the context suggests otherwise.

For the first quarter of 2006, our net interest margin was 3.61%, compared to 3.51% for the same period of 2005. Increasing interest rates during the first quarter of 2006 continued to improve our yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and 40% fixed rate loans, repriced upward. Our loan yields increased by 112 basis points as compared to the first quarter of 2005. In addition, our average loan balances increased by approximately $49.5 million. The improved rate environment also positively impacted the yields on our investment portfolio, as they increased by 28 basis points as compared to the first quarter of 2005. However, our net interest margin was negatively impacted by the increase in our overall cost of funds (94 basis points as compared to the first quarter of 2005), as the rising rate environment continued to put pressure on deposit and other borrowing rates.

We have maintained our underwriting standards, even during the recent periods of low rates and, as a result, we believe that the overall credit quality of the loan portfolio was very good at the end of the first quarter.

Noninterest income, exclusive of gains on securities, decreased from $5.2 million for the first quarter of 2005 to $4.7 million for the first quarter of 2006, a decrease of 9.4%. However, if a one-time gain of $713,000 relating to the sale of the Pulse card-clearing network in the first quarter of 2005 is excluded, noninterest income increased by 5.0%. During the first quarter of 2006, noninterest income accounted for 18.7% of gross income. The growth of noninterest income continues to be one of our major strategic goals.

Another goal of management in 2006 is to continue to control the level of noninterest expenses. During the first quarter of 2006, total noninterest expenses increased by $1.1 million, or 10.7%, from the same period of 2005, primarily resulting from increased salaries and employee benefits costs.

For the first quarter of 2006, we reported net income of $3.3 million, or $.40 per share, compared to $3.7 million, or $.46 per share, for the first quarter of 2005.

Currently, management expects, based on available information, that interest rates will continue to trend upward during the first half of 2006 and then level out for the remainder of the year. Management also anticipates that the overall economy in our Mississippi markets will improve, as there have been several recent announcements concerning new companies that have expanded or are planning to expand and/or begin production in the near future. Also, some of our markets qualify for significant tax credits for facilities and equipment constructed or purchased in 2006 as a result of the Hurricane Katrina Relief Act. We expect strong growth to continue in both the Memphis and Tuscaloosa markets and anticipate that our recent entries into the Birmingham and Nashville MSAs will provide us with two additional strong growth markets. We based our 2006 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We have a number of strategic objectives set for 2006. At the regular shareholders meeting later this year, we plan to ask shareholders to change our corporate name to Cadence Financial Corporation. The change will align our corporate name with that of the Bank and further leverage the brand being created in our markets. The new Cadence brand is part of an overall marketing and business strategy that we expect to create both operational and marketing efficiencies. During 2006, we plan to open two new branches in the Memphis market and one in the Birmingham market. Also, on March 30, 2006, we opened a Cadence branch in Williamson County, Tennessee (Nashville MSA).

On March 16, 2006, we signed a definitive agreement to acquire SunCoast Bancorp, Inc. (“SunCoast”), the holding company for SunCoast Bank, a commercial bank operating two financial centers in Sarasota County, Florida and one in Manatee County, Florida. Subject to regulatory and SunCoast shareholder approval, the acquisition is expected to close early in the third quarter of 2006 and will allow us to expand into the fast growing markets of Tampa, Sarasota, and Naples.

On March 21, 2006, we signed a definitive agreement to acquire Seasons Bancshares, Inc. (“Seasons”), the holding company for Seasons Bank, a commercial bank headquartered in Blairsville, Georgia. Subject to regulatory and Seasons shareholder approval, the acquisition is expected to close in the fourth quarter of 2006 and will allow us to expand into the north Atlanta market.

On May 9, 2006, the Corporation closed on a public offering of its common stock. 2.4 million shares were sold at a price of $19.50 per share, with net proceeds of $44.0 million, excluding an over-allotment option. These proceeds will be used to fund the acquisitions of SunCoast and Seasons and for other general corporate purposes.

In addition, we will continue our current efforts to grow loans and increase our margin in 2006. With the potential improvement in the Mississippi market and the continued strong growth in Tennessee and Alabama, management believes that we will be able to achieve solid loan growth in 2006. The expansion of the margin, however, will be a more difficult objective to attain. The flat yield curve presents a significant obstacle. Also, as is normal in a rising rate environment, the cost of deposits lagged behind the increase in yield on the asset side of the balance sheet. However, management believes that we can show some improvement in our margin in 2006.

We will also continue to look for ways to grow noninterest revenues. The planned growth in the Memphis market, the expansion into the Birmingham and Nashville MSAs and the planned acquisitions of SunCoast and Seasons should provide new customer bases for our other banking products and services. We will also continue our efforts to control noninterest expenses in 2006 and will look for ways to improve our efficiency ratio. At December 31, 2005, management estimated that strategic growth plans would cost approximately nineteen cents per fully diluted share in 2006. Subsequent to that estimate, we announced the pending acquisitions of SunCoast and Seasons, as well as the common stock offering discussed earlier. These events are expected to cost another eighteen cents per fully diluted share in 2006.

Critical Accounting Policies

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2005 contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management’s letter to shareholders and management’s discussion and analysis, is sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by the Board of Directors after its evaluation of the risk exposure contained in our loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that respective period and for subsequent periods.

Another of the areas that requires subjective and complex judgments is the liability and expense relating to our pension and other postretirement benefit plans. The assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation, are evaluated by management, reviewed with the plan actuaries and updated as appropriate. Actual experience that differs from the assumptions could have a significant impact on our financial position and results of operations. The discount rate and the expected rate of return on plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability and the corresponding pension expense. In selecting the expected rate of return, management, in consultation with the plan trustees, has selected a rate based on assumptions compared to recent returns and economic forecasts. Considerations were given to the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, management, in consultation with actuarial consultants, selected rates that are based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans.

The third area that requires subjective and complex judgment on the part of management is the review of the investment of the securities portfolio for other-than-temporary impairment. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” we must review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management must consider the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; and (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value.

In the normal course of business, our wholly owned subsidiary bank, Cadence, makes loans to related parties, including our directors and executive officers and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within applicable regulatory and lending limitations. See Note O in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K and our proxy statement for additional details concerning related party transactions.

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

We own NBC Capital Corporation (MS) Statutory Trust I and Enterprise (TN) Statutory Trust I, both organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the trusts are not consolidated into our financial statements because their only activity is the issuance of the trust preferred securities.

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2005 and concluded that no impairment write down was warranted. At March 31, 2006, we had approximately $36.3 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No.142.

For the quarter ended March 31, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment.” Because all of our outstanding options are fully vested, the adoption of this Statement does not currently impact our results of operations. However, future results of operations may be affected if the Board of Directors makes additional grants under our current stock option plans or under any new stock-based compensation plans adopted by our shareholders.

Results of Operations

Earnings for the first quarter of 2006 were $3.3 million, or $.40 per share, compared to $3.7 million, or $.46 per share, for the first quarter of 2005. On an annualized basis, these 2006 totals equate to a 0.9% return on average assets and an 11.1% return on average equity. For this same period in 2005, the annualized return on average assets was 1.1% and the annualized return on average equity was 13.7%.

Net interest income for the first quarter of 2006 was $11.7 million, compared to $11.2 million for the first quarter of 2005. This represents an increase of 5.0%. During this period, the net interest margin was 3.61%, compared to 3.51% for the same period of 2005. In addition to this ten basis point increase in margin, average earning assets increased by $27.4 million. In comparing the first quarter of 2006 to the same quarter of 2005, we gained 90 basis points of yield on our average earning assets. However, during the same period, the cost of funds increased by 94 basis points. The increase in average earning assets is composed of the following: average loans increased from $810.4 million during the first quarter of 2005 to $859.9 million during the first quarter of 2006; average federal funds sold and other interest-bearing cash accounts decreased from $21.9 million during the first quarter of 2005 to $15.4 million during the first quarter of 2006; and the average balance in investment securities decreased from $458.5 million to $442.8 million. From the first quarter of 2005 to the first quarter of 2006, the yield on loans increased from 6.15% to 7.27%, the yield on federal funds sold increased from 2.59% to 4.44% and the yield on the investment securities portfolio increased from 4.32% to 4.60%. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses decreased from $635,000 during the first quarter of 2005 to $401,000 in the same quarter of 2006. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. However, noninterest income, exclusive of securities gains and losses, decreased by $490,000, or 9.4%, from the first quarter of 2005 to the first quarter of 2006. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2006	2005	Change
Service charges on deposit accounts	$1,985	$1,870	$115
Insurance commissions, fees and premiums	1,125	1,134	(9)
Trust Department income	526	506	20
Mortgage loan fees	140	177	(37)
Other income	967	1,546	(579)

Total other income	$4,743	$5,233	$(490)

The decrease in noninterest income resulted primarily from a $579,000, or 37.5%, decrease in other noninterest income. This decrease was due to a one-time gain of $713,000 received in the first quarter of 2005 that related to our interest in the Pulse card-clearing network, which was sold during that period. The decrease in other noninterest income was partially offset by a $115,000, or 6.2%, increase in service charges on deposit accounts. The increase is due mostly to improved management and oversight of our noninterest-bearing accounts. Trust Department income increased 3.9%, as a result of the increased amount of assets under management. Mortgage loan fee income decreased 20.9%. This decline is attributable to the continued decline in the demand to refinance existing mortgage loans and increased competition from on-line mortgage originators. Our mortgage pipeline continues to decline, from $16.5 million at March 31, 2005, to $12.2 million at March 31, 2006.

We recognized $2,000 in securities gains during the first quarter of 2006, compared to losses of $3,000 during the first quarter of 2005.

Noninterest expense represents ordinary overhead expenses. These expenses increased $1.1 million, or 10.7%, during the first quarter of 2006, compared with the first quarter of 2005. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2006	2005	Change
Salaries and employee benefits	$6,792	$5,893	$899
Premises and fixed asset expense	1,576	1,613	(37)
Other expense	3,266	3,002	264

Total other expense	$11,634	$10,508	$1,126

Salaries and employee benefits increased by $899,000, or 15.3%. This increase can be attributed to two primary factors: 1) salaries and employee benefits related to the de novo branches in Hoover, Alabama and Williamson County, Tennessee; and 2) pension costs associated with certain scheduled retirements. Expenses associated with premises and fixed assets decreased $37,000, or 2.3%. Other noninterest expenses increased by $264,000, or 8.8%, due to slight increases in several accounts.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate decreased from 29.0% for the first quarter of 2005 to 27.0% for the first quarter of 2006.

Financial Condition

During the first quarter of 2006, our balance sheet reflected an increase in total assets from $1.4 billion to $1.5 billion. This was an increase of approximately $28.1 million, or 1.9%. During the quarter, cash and cash equivalents increased by approximately $14.7 million, or 34.0%, from $43.1 million to $57.8 million. This increase came from federal funds sold, as we temporarily invested excess cash obtained from deposit growth. This cash will be used to fund loan growth in the second quarter. During the first quarter, the investment securities portfolio increased from $442.4 million to $451.5 million. This represented an increase of $9.0 million, or 2.0%. The loan portfolio also increased slightly during the quarter, by $1.6 million, or 0.2%, from $860.6 million to $862.2 million. Loan balances increased in our Alabama markets, were lower in our Mississippi markets, and were relatively flat in our Tennessee markets, due to a $10 million payoff of a seasonal loan in Memphis.

During the first quarter of 2006, the allowance for loan losses was $9.5 million. This amount represents a $0.2 million, or 2.0%, increase from December 31, 2005, and a $1.4 million, or 13.1%, decrease from March 31, 2005. Even though there has been strong competition for good quality credits in our markets, we have not reduced our underwriting standards and, as a result, the quality of the portfolio remains strong. Net charge-offs for the first quarter of 2006 were 0.02% of average net loans outstanding, compared to 0.46% for the year of 2005 and 0.08% for the first quarter of 2005. At March 31, 2006, non-performing loans totaled 0.33% of total loans, and classified assets were 13.5% of capital. At December 31, 2005, non-performing loans totaled 0.30% of total loans, and classified assets were 13.9% of capital. At March 31, 2005, non-performing loans totaled 0.66% of total loans, and classified assets were 19.3% of capital. The allowance for loan losses, as a percentage of total loans, decreased from 1.36% at March 31, 2005 to 1.08% at December 31, 2005, and slightly increased to 1.10% at March 31, 2006. Based on the evaluations described earlier and the information above, the allowance for loan losses at March 31, 2006 was deemed adequate to cover exposure within our loan portfolio.

The liability side of the balance sheet increased from $1.33 billion at December 31, 2005 to $1.36 billion at March 31, 2006, an increase of $26.8 million, or 2.0%. During the first quarter of 2006, deposits increased by $22.6 million, or 2.0%, from $1.12 billion to $1.15 billion. The increase resulted from a $29.9 million, or 3.1%, increase in interest-bearing deposits, somewhat offset by a $7.2 million, or 4.3%, decrease in noninterest-bearing deposits. During the quarter, we actively sought to increase deposits, in order to fund expected increases in loan demand. Federal funds purchased and securities sold under agreements to repurchase increased by $1.5 million, or 2.6%, from $58.6 million to $60.1 million. Also during the quarter, Federal Home Loan Bank (“FHLB”) advances increased by $1.9 million, or 1.9%, as we fulfilled a short-term cash requirement.

Shareholders’ equity increased from $117.0 million to $118.2 million during the first three months of 2006. We earned $3.3 million in net income during this period. Partially offsetting this income was a decrease in the market value of the available-for-sale portion of the investment securities portfolio, causing accumulated other comprehensive income to move from an unrealized loss of $8.2 million at December 31, 2005 to an unrealized loss of $8.3 million at March 31, 2006. Also, during the first quarter of 2006, we declared dividends of approximately $2,047,000.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At March 31, 2006, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At March 31, 2006, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $8.7 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At March 31, 2006, there were no formal borrowings between the Corporation (or its non-banking subsidiaries) and the Bank.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2006, the amount of unfunded commitments outstanding was $232.7 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of March 31, 2006, the amount of outstanding letters of credit was $10.8 million.

The issuance of a letter of credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, we do not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, we are able to fund them out of normal cash flow. If all outstanding commitments were funded at the same time, we have the ability to fund them through our short-term borrowing lines, the brokered certificate of deposit market and additional FHLB borrowings.

It would be in our best interest for all outstanding commitments to be funded.

Market Risk

During the first quarter of 2006, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

In February 2006, we hedged a portion of our floating rate prime based lending portfolio using two $10 million notional 12-month floating to fixed interest rate swaps and one $10 million notional 15-month floating to fixed interest rate swap. These transactions were initiated to protect us from future unanticipated downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio. One of the swaps was purchased at 7.68%, and two of the swaps were purchased at 7.72%. These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by Statement No. 133, we measured the effectiveness of these transactions as of March 31, 2006 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

In September 2005, we entered into a $25 million structured repurchase transaction in the secondary market. This term repurchase transaction has a 4% embedded floor and a three-year term. It was priced at three-month LIBOR plus 24 basis points and reprices every three months. This transaction is in line with our asset/liability strategy and was entered into to help protect us against an unexpected downturn in short-term interest rates. This derivative instrument was accounted for as an embedded derivative under FASB Statement No. 133.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. We utilize an Asset/Liability Management Committee to evaluate and analyze our pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The Committee uses simulation modeling as a guide for decision-making and to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At March 31, 2006, our balance sheet reflected approximately $5.5 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents approximately 0.4% of total assets and indicates that we have achieved a basically neutral rate sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will increase during the first half of 2006 and that our current position places us in the correct interest rate risk posture for a rising rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands) Average Balance
	Quarter Ended 3/31/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$859,899	$808,796
Federal funds sold and other interest-bearing assets	15,422	20,111
Securities:
Taxable	323,316	321,250
Tax-exempt	119,526	123,513

Totals	1,318,163	1,273,670

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	953,026	938,410
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	204,167	183,311

Totals	1,157,193	1,121,721

Net amounts	$160,970	$151,949

	Interest For		Yields Earned And Rates Paid (%)
	Quarter Ended 3/31/06	Year Ended 12/31/05	Quarter Ended 3/31/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$15,423	$53,035	7.27	6.56
Federal funds sold and other interest-bearing assets	169	669	4.44	3.33
Securities:
Taxable	3,802	14,433	4.77	4.49
Tax-exempt	1,217	5,047	4.13	4.09

Totals	20,611	73,184	6.34	5.75

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	6,613	20,327	2.81	2.17
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2,256	7,643	4.48	4.17

Totals	8,869	27,970	3.11	2.46

Net amounts	$11,742	$45,214	3.61	3.55

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.35	6.29

Total earning assets			6.54	5.96

Net yield on earning assets			3.81	3.76

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Management’s Discussion and Analysis (Item 2 of this Part I), particularly to the section entitled “Market Risk.”

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business, the Corporation and its subsidiaries from time to time are involved in legal proceedings. There are no pending proceedings to which either the Corporation or any of its subsidiaries are a party that upon resolution are expected to have a material adverse effect upon the Corporation’s or its subsidiaries’ financial condition or results of operations.

ITEM 1A – RISK FACTORS

Please see “Item 1A – Risk Factors,” in the Corporation’s annual report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

2.1	Agreement and Plan of Merger by and between NBC Capital Corporation and SunCoast Bancorp, Inc. dated as of March 16, 2006 (incorporated by reference to Exhibit 99.1 of Form 8-K filed March 17, 2006 and incorporated herein by reference)

2.2	Agreement and Plan of Merger by and between NBC Capital Corporation and Seasons Bancshares, Inc. dated as of March 21, 2006 (incorporated by reference to Exhibit 2.1 of Form 8-K filed March 22, 2006 and incorporated herein by reference)

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2005, filed with the Commission on March 14, 2006.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month period ended March 31, 2006, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBC CAPITAL CORPORATION
Registrant

Date: May 9, 2006	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of per-share earnings	22

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	23

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	24

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	25

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	26