Form 10-Q
period 2006-06-30
CADENCE FINANCIAL CORP
filed 2006-08-07
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-15773

CADENCE FINANCIAL CORPORATION

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 10,946,724 shares as of June 30, 2006.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands, except per share data)	2006	2005
INTEREST INCOME
Interest and fees on loans	$32,003	$25,053
Interest and dividends on securities	10,443	9,776
Other interest income	553	251

Total interest income	42,999	35,080

INTEREST EXPENSE
Interest on deposits	14,438	8,950
Interest on borrowed funds	4,733	3,705

Total interest expense	19,171	12,655

Net interest income	23,828	22,425
Provision for loan losses	1,228	993

Net interest income after provision for loan losses	22,600	21,432

OTHER INCOME
Service charges on deposit accounts	4,228	3,905
Insurance commissions, fees and premiums	2,224	2,356
Trust Department income	1,111	1,099
Mortgage loan fees	323	393
Other income	2,234	2,337
Securities gains, net	19	94

Total other income	10,139	10,184

OTHER EXPENSE
Salaries and employee benefits	13,589	12,387
Premises and fixed asset expense	3,194	3,108
Other expense	6,685	6,379

Total other expense	23,468	21,874

Income before income taxes	9,271	9,742
Income taxes	2,527	2,661

Net income	$6,744	$7,081

Net income per share:
Basic	$0.75	$0.87

Diluted	$0.75	$0.87

Dividends per common share	$0.50	$0.48

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

QUARTER ENDED JUNE 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands, except per share data)	2006	2005
INTEREST INCOME
Interest and fees on loans	$16,580	$12,772
Interest and dividends on securities	5,424	4,887
Other interest income	384	111

Total interest income	22,388	17,770

INTEREST EXPENSE
Interest on deposits	7,825	4,643
Interest on borrowed funds	2,477	1,887

Total interest expense	10,302	6,530

Net interest income	12,086	11,240
Provision for loan losses	827	358

Net interest income after provision for loan losses	11,259	10,882

OTHER INCOME
Service charges on deposit accounts	2,243	2,035
Insurance commissions, fees and premiums	1,099	1,222
Trust Department income	585	593
Mortgage loan fees	183	216
Other income	1,267	791
Securities gains, net	17	97

Total other income	5,394	4,954

OTHER EXPENSE
Salaries and employee benefits	6,797	6,494
Premises and fixed asset expense	1,618	1,495
Other expense	3,419	3,377

Total other expense	11,834	11,366

Income before income taxes	4,819	4,470
Income taxes	1,325	1,131

Net income	$3,494	$3,339

Net income per share:
Basic	$0.36	$0.41

Diluted	$0.36	$0.41

Dividends per common share	$0.25	$0.24

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2006	Dec. 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$47,613	$37,053
Interest-bearing deposits with banks	19,098	4,745
Federal funds sold and securities purchased under agreements to resell	1,366	1,324

Total cash and cash equivalents	68,077	43,122
Securities available-for-sale	448,004	407,532
Securities held-to-maturity (estimated fair value of $25,213 at June 30, 2006 and $25,681 at December 31, 2005)	23,670	23,755
Other securities	9,328	11,153

Total securities	481,002	442,440
Loans	917,732	860,644
Less: allowance for loan losses	(10,134)	(9,312)

Net loans	907,598	851,332
Interest receivable	9,717	8,765
Premises and equipment, net	22,471	19,243
Goodwill and other intangible assets	39,141	39,654
Other assets	45,806	41,561

Total Assets	$1,573,812	$1,446,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$164,543	$167,023
Interest-bearing deposits	1,030,891	954,661

Total deposits	1,195,434	1,121,684
Interest payable	3,271	2,438
Federal funds purchased and securities sold under agreements to repurchase	59,380	58,571
Subordinated debentures	37,114	37,114
Other borrowed funds	98,704	97,822
Other liabilities	14,121	11,504

Total liabilities	1,408,024	1,329,133

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2006 and 2005; issued 10,946,724 shares in 2006 and 9,615,806 shares in 2005	10,947	9,616
Surplus	75,189	53,749
Retained earnings	91,477	89,516
Accumulated other comprehensive income (loss)	(11,825)	(8,160)
Treasury stock, at cost	—	(27,737)

Total shareholders’ equity	165,788	116,984

Total Liabilities and Shareholders’ Equity	$1,573,812	$1,446,117

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,744	$7,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,647	2,137
Deferred income taxes	(84)	137
Provision for loan losses	1,228	993
Loss (gain) on sale of securities, net	(19)	(94)
(Increase) decrease in interest receivable	(952)	(19)
(Increase) decrease in other assets	(2,292)	(643)
Increase (decrease) in interest payable	833	284
Increase (decrease) in other liabilities	2,617	1,821

Net cash provided by operating activities	9,722	11,697

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	17,322	31,776
Proceeds from sale of securities	1,916	13,585
Purchase of securities	(63,334)	(20,756)
(Increase) decrease in loans	(57,494)	16,911
(Additions) disposal of premises and equipment	(4,344)	(550)

Net cash provided by (used in) investing activities	(105,934)	40,966

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	73,750	(4,530)
Dividend on common stock	(4,783)	(3,918)
Increase (decrease) in borrowed funds	1,691	(24,272)
Proceeds from equity offering	50,591	—
Charges related to equity offering	(300)	—
Other financing activities	218	42

Net cash provided by (used in) financing activities	121,167	(32,678)

Net increase (decrease) in cash and cash equivalents	24,955	19,985
Cash and cash equivalents at beginning of year	43,122	49,427

Cash and cash equivalents at end of period	$68,077	$69,412

Cash paid during the period for:
Interest	$17,931	$12,371

Income taxes	$2,568	$135

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”), formerly NBC Capital Corporation, Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc. (“Insurance”), a wholly owned subsidiary of Cadence, NBC Service Corporation (“Service”), a wholly owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly owned subsidiary of Service. All significant intercompany accounts and transactions have been eliminated.

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

Note 1. Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to clarify the treatment of interest-only and principal-only strips on debt instruments under the Statement. Statement No. 155 also amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to allow a qualifying special-purpose entity to hold additional types of derivative instruments. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. As the Corporation holds no interest-only or principal-only strips on debt instruments and does not utilize special-purpose entities to hold derivative instruments, Statement No. 155 will not impact the Corporation’s consolidated financial statements.

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

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. At June 30, 2006, the Corporation had approximately $36.3 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

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

The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement No. 123 to options granted under the Corporation’s stock option plans for the three and six months ended June 30, 2005:

(Amounts in thousands except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$3,339	$7,081
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(49)	(114)

Pro forma net income	$3,290	$6,967

Basic net earnings per share:
As reported	$0.41	$0.87

Pro forma	0.40	0.85

Diluted net earnings per share:
As reported	$0.41	$0.87

Pro forma	0.40	0.85

In the third quarter of 2005, the Compensation Committee of the Corporation’s Board of Directors reviewed the Corporation’s stock option plans and the outstanding options. All outstanding options that were not vested were out-of-the-money and had been in that position for much of the year. In the Committee’s opinion, the options were not achieving their intended purposes of incentive compensation and employee retention; thus, the Committee recommended to the Board of Directors that all outstanding options be vested. The Board of Directors voted to vest all outstanding options, effective August 31, 2005. In accordance with the disclosure requirements of Statement No. 123, the expense reflected in the Corporation’s September 30, 2005 and December 31, 2005 statements of income includes all of the remaining expense associated with the Corporation’s outstanding options.

Effective January 1, 2006, the Corporation adopted FASB Statement No. 123(R), “Share-Based Payment.” This Statement requires that the fair value of equity instruments exchanged for employee services, as determined on the grant date of the award, be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement’s provisions are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.

As all of the Corporation’s outstanding options are fully vested, the adoption of Statement No. 123(R) will not impact the Corporation’s future results of operations unless the Board of Directors makes additional grants under the new stock-based compensation plan adopted by shareholders at their annual meeting in June 2006. The 2006 long-term incentive compensation plan permits the Board of Directors to award eligible employees, consultants, and directors with incentive-based and non-incentive-based compensation. The plan provides for up to 750,000 shares of the Corporation’s stock to be reserved for issuance under the plan. As of June 30, 2006, no shares had been issued under this plan.

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

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

	Quarter Ended June 30,
(In thousands)	2006	2005
Net income	$3,494	$3,339
Other comprehensive income (loss), net of tax:
Reclassification adjustment for (gain) loss included in net income	(11)	(60)
Unrealized gains (losses) on securities	(3,481)	2,432

	(3,492)	2,372

Comprehensive income (loss)	$2	$5,711

Accumulated comprehensive income (loss)	$(11,825)	$(4,316)

	Six Months Ended June 30,
(In thousands)	2006	2005
Net income	$6,744	$7,081
Other comprehensive income (loss), net of tax:
Reclassification adjustment for (gain) loss included in net income	(12)	(58)
Unrealized gains (losses) on securities	(3,646)	116

	(3,658)	58

Comprehensive income (loss)	$3,086	$7,139

Accumulated comprehensive income (loss)	$(11,825)	$(4,316)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Quarter Ended June 30,
(In thousands)	2006	2005
Service cost	$145	$157
Interest cost	176	179
Expected return on assets	(209)	(204)
Net (gain)/loss recognition	95	100
Prior service cost amortization	(31)	(31)

Preliminary net periodic benefit cost/(income)	176	201
Immediate recognition due to settlement	318	—

Net periodic benefit cost/(income)	$494	$201

	Six Months Ended June 30,
(In thousands)	2006	2005
Service cost	$291	$314
Interest cost	352	359
Expected return on assets	(418)	(408)
Net (gain)/loss recognition	189	201
Prior service cost amortization	(63)	(63)

Preliminary net periodic benefit cost/(income)	351	403
Immediate recognition due to settlement	637	—

Net periodic benefit cost/(income)	$988	$403

The expected rate of return for 2006 and 2005 was 7.5%.

The Corporation has until September 15, 2007 to make any necessary cash contributions to the plan for 2006. However, to maximize funding levels and to take advantage of certain tax benefits, the Corporation expects to deposit to the plan an amount ranging from the calculated minimum required contribution to the maximum deductible contribution by December 31, 2006. This amount is estimated to be approximately $1.1 million.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the quarter and six-month period ended June 30, 2006, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of June 30, 2006, approximately 77% of the number of securities in the portfolio reflected an unrealized loss. Included in this percentage are three government-sponsored agency equities with combined par values of $15.0 million. These securities reflected a combined unrealized loss of $1.3 million (net of tax) as of June 30, 2006.

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

The agency equities price from indices that have steadily increased over the past twelve months, and the prices of the combined securities have improved by $1.2 million over the past twelve months. The agencies have continued to pay dividends on their preferred and common stock issues, and the ratings of the securities have not declined. Management believes that other unrealized losses in its securities portfolio are related to changes in interest rates and not to the credit quality of the issuers. It is also management’s opinion that the Corporation has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Thus, the Corporation has not recognized any other-than-temporary impairment in connection with these securities.

Note 8. Acquisitions

On March 16, 2006, the Corporation signed a definitive agreement to acquire SunCoast Bancorp, Inc. (“SunCoast”), the holding company for SunCoast Bank, located in Sarasota and Manatee Counties, Florida. The acquisition is valued at approximately $34.8 million, of which 45% will be paid in cash and 55% will be paid in shares of the Corporation’s common stock. Option holders will receive the difference between the cash election price and the option price of their options, or an aggregate of approximately $1.0 million. The acquisition has been approved by regulators and SunCoast shareholders and is expected to close in August 2006.

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

Note 9. Derivative Instruments

During the first six months of 2006, the Corporation hedged a portion of its floating rate prime based lending portfolio using five floating to fixed interest rate swaps with a total notional amount of $50 million. Original maturities on these swaps range from twelve to twenty-four months, and rates range from 7.68% to 8.02%. These transactions were initiated to protect the Corporation from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by its prime based lending portfolio. The transactions are cash flow hedges as defined by FASB Statement No. 133.

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

The effectiveness of the transactions described above was tested as of June 30, 2006, in accordance with Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by the Statement. For the quarter and six-month period ended June 30, 2006, $113,000 and $166,000, respectively, were recorded as adjustments to other comprehensive income for the decline in fair value of these transactions.

Note 10. Equity Offering

On May 12, 2006, the Corporation closed on a public offering of its common stock. 2.76 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $50.6 million. These proceeds will be used to fund the acquisitions of SunCoast and Seasons and for other general corporate purposes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the quarter and six months ended June 30, 2006. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in our documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005 and that may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Introduction and Management Overview

Cadence Financial Corporation (formerly NBC Capital Corporation) is a financial holding company that owns Cadence Bank, N.A. (“Cadence” or the “Bank”), which operates in eastern Mississippi, Tuscaloosa and Hoover, Alabama, and Memphis and Williamson County, Tennessee. We provide full financial services, including banking, trust services, mortgage services, insurance and investment products. Our stock is listed on the American Stock Exchange (“AMEX”) under the ticker symbol of NBY.

For purposes of the following discussion, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of Cadence Financial Corporation and Cadence, unless the context suggests otherwise.

For the first half of 2006, our net interest margin was 3.57%, compared to 3.54% for the same period of 2005. Increasing interest rates during the first half of 2006 continued to improve our yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and 40% fixed rate loans, repriced upward. Our loan yields increased by 115 basis points as compared to the first half of 2005. In addition, our average loan balances increased by approximately $63.5 million. The improved rate environment also positively impacted the yields on our investment portfolio, as they increased by 26 basis points as compared to the first half of 2005. However, our net interest margin was negatively impacted by the increase in our overall cost of funds (104 basis points as compared to the first half of 2005), as the rising rate environment continued to put pressure on deposit and other borrowing rates.

We have maintained our underwriting standards, even during the recent periods of low rates and, as a result, we believe that the overall credit quality of the loan portfolio was very good at the end of the second quarter.

Noninterest income, exclusive of gains on securities, was $10.1 million for the first half of 2005 and the first half of 2006. Both periods contained large unusual items, described in more detail under the “Results of Operations” section of this discussion. During the first half of 2006, noninterest income accounted for 19.0% of total income. The growth of noninterest income continues to be one of our major strategic goals.

Another goal of management in 2006 is to continue to control the level of noninterest expenses. During the first half of 2006, total noninterest expenses increased by $1.6 million, or 7.3%, from the same period of 2005, primarily resulting from increased salaries and employee benefits costs.

During the first half of 2006, we recognized $19,000 in securities gains, compared to $94,000 in gains in the first half of 2005. This, along with all of the factors discussed in the preceding paragraphs, resulted in our reporting net income of $6.7 million, or $.75 per share, for the first half of 2006, compared to $7.1 million, or $.87 per share, for the first half of 2005.

Currently, management expects, based on available information, that interest rates will increase slightly, then level out during the second half of 2006 and begin to move downward in 2007. Management also anticipates overall economic improvement in our Mississippi markets, as several companies have recently announced their intentions to expand their operations and/or begin production in the near future. Also, some of our markets qualify for significant tax credits for facilities and equipment constructed or purchased in 2006 as a result of the Hurricane Katrina Relief Act. We expect strong growth to continue in both the Memphis and Tuscaloosa markets and believe that our recent entries into the Birmingham and Nashville MSAs will provide us with two additional strong growth markets. We based our 2006 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

Midway through 2006, we have made progress toward achieving our strategic objectives established for the year. At the annual shareholders meeting held in June, our shareholders voted to change our corporate name to Cadence Financial Corporation. The change aligns our corporate name with that of the Bank and further leverages the brand being created in our markets. The new Cadence brand is part of an overall marketing and business strategy that we expect to create both operational efficiencies through the reorganization and consolidation of financial and reporting functions of Enterprise National Bank and Cadence, and marketing efficiencies through the name change by having one uniform marketing effort and brand. In the first quarter, we opened a Cadence branch in Williamson County, Tennessee (Nashville MSA). We plan to open two new branches in the Memphis market during the second half of 2006. We also plan to open one new branch in the Birmingham market in the fourth quarter of 2006 or the first quarter of 2007.

On March 16, 2006, we signed a definitive agreement to acquire SunCoast Bancorp, Inc. (“SunCoast”), the holding company for SunCoast Bank, a commercial bank operating in Sarasota and Manatee Counties, Florida. The acquisition has been approved by SunCoast shareholders and appropriate regulatory authorities and is expected to close in August 2006. This acquisition will allow us to expand into the fast growing markets of Tampa, Sarasota, and Naples.

On March 21, 2006, we signed a definitive agreement to acquire Seasons Bancshares, Inc. (“Seasons”), the holding company for Seasons Bank, a commercial bank headquartered in Blairsville, Georgia. Subject to regulatory and Seasons shareholder approval, the acquisition is expected to close in the fourth quarter of 2006 and will allow us to expand into other markets in Georgia.

On May 12, 2006, we closed on a public offering of our common stock. 2.76 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $50.6 million. We will use these proceeds to fund the acquisitions of SunCoast and Seasons and for other general corporate purposes.

The stock offering significantly impacted our earnings per share for the second quarter and year to date period. The average shares outstanding increased from 8,164,511 for the second quarter of 2005 to 9,782,328 for the second quarter of 2006. On a year to date basis, average shares outstanding increased from 8,163,782 in 2005 to 8,988,646 in 2006.

We are continuing current efforts to grow loans and increase our margin. With the potential improvement in the Mississippi market and the continued strong growth in Tennessee and Alabama, management believes that we will achieve solid loan growth for the year. The expansion of the margin, however, will be a more difficult objective to attain. The flat yield curve presents a significant obstacle. Also, as is normal in a rising rate environment, the cost of deposits lagged behind the increase in yield on the asset side of the balance sheet. However, management believes that we can show some improvement in our margin for the year.

We continue to look for ways to grow noninterest income. The planned growth in the Memphis market, the expansion into the Birmingham and Nashville MSAs and the planned acquisitions of SunCoast and Seasons should provide new customer bases for our other banking products and services. We also continue our efforts to control noninterest expenses and look for ways to improve our efficiency ratio. At December 31, 2005, management estimated that strategic growth plans would cost approximately nineteen cents per fully diluted share in 2006. Subsequent to that estimate, we announced the pending acquisitions of SunCoast and Seasons, as well as the common stock offering discussed earlier. These events are expected to cost another eighteen cents per fully diluted share in 2006.

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

It is management’s opinion that the areas of the financial statements that require the most difficult, subjective and complex judgments, and therefore contain the most critical accounting estimates, are the provision for loan losses and the resulting allowance for loan losses; the liability and expense relating to our pension and other postretirement benefit plans; issues relating to other-than-temporary impairment losses in the securities portfolio; and goodwill and other intangible assets.

Provision for Loan Losses/Allowance for Loan Losses

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

Pension and Other Postretirement Benefit Plans

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

Other-Than-Temporary Impairment

The third area that requires subjective and complex judgment on the part of management is the review of the investment of the securities portfolio for other-than-temporary impairment. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” we must review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management must consider many factors, including the following: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; and (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2005 and concluded that no impairment write down was warranted. At June 30, 2006, we had approximately $36.3 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No.142.

Results of Operations

First two quarters of 2006 compared to the first two quarters of 2005

Earnings for the first half of 2006 were $6.74 million, or $.75 per share, compared to $7.08 million, or $.87 per share, for the first half of 2005. On an annualized basis, these 2006 totals equate to a 0.9% return on average assets and a 10.1% return on average equity. For this same period in 2005, the annualized return on average assets was 1.0% and the annualized return on average equity was 12.2%. The change in return on average equity was impacted by the public offering of common stock completed on May 12, 2006 that resulted in net proceeds of approximately $50.6 million.

Net interest income for the first half of 2006 was $23.8 million, compared to $22.4 million for 2005. This represents an increase of 6.3%. During this period, the net interest margin was 3.57%, compared to 3.54% for the same period of 2005. In addition to this three basis point increase in margin, average earning assets increased from $1.28 billion in 2005 to $1.35 billion in 2006. This increase amounted to $69.4 million, or 5.4%. In comparing the first half of 2006 to the same period of 2005, we gained 90 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 104 basis points. The increase in average assets is composed of the following: average loans increased from $806.3 million during the first half of 2005 to $869.8 million during the first half of 2006; average federal funds sold and other interest-bearing cash accounts increased from $19.0 million during the first half of 2005 to $20.6 million during the first half of 2006; and the average balance in investment securities increased from $451.7 million during the first half of 2005 to $456.0 million during the first half of 2006. From the first half of 2005 to the first half of 2006, the yield on loans increased from 6.27% to 7.42%, the yield on federal funds sold increased from 2.66% to 5.42% and the yield on the investment securities portfolio increased from 4.36% to 4.62%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $993,000 during the first half of 2005 to $1.2 million in the same period of 2006. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and losses, was relatively flat from the first half of 2005 to the first half of 2006. The following table reflects the details of these amounts:

	Six Months Ended June 30,
(In thousands)	2006	2005	Change
Service charges on deposit accounts	$4,228	$3,905	$323
Insurance commissions, fees and premiums	2,224	2,356	(132)
Trust Department income	1,111	1,099	12
Mortgage loan fees	323	393	(70)
Other income	2,234	2,337	(103)

Total other income	$10,120	$10,090	$30

Service charges on deposit accounts increased by $323,000, or 8.3%. The increase is due mostly to improved management and oversight of our noninterest-bearing accounts. Insurance commissions, fees, and premiums decreased by $132,000, or 5.6%, because of a decrease in profit sharing received from the insurance carriers based on loss experience. Other noninterest income declined by $103,000, or 4.4%. This decline was due to a one-time gain of $837,000 received in the first half of 2005 that related to our interest in the Pulse card-clearing network, which was sold during that period. In the first half of 2006, we also recorded a $407,000 gain on early extinguishment of debt related to prepayments on certain Federal Home Loan Bank (“FHLB”) borrowings.

We recognized $19,000 in securities gains during the first half of 2006, compared to gains of $94,000 during the first half of 2005.

Noninterest expense represents ordinary overhead expenses. These expenses increased $1.6 million, or 7.3%, during the first half of 2006, compared with the first half of 2005. The following table reflects the details of this change:

	Six Months Ended June 30,
(In thousands)	2006	2005	Change
Salaries and employee benefits	$13,589	$12,387	$1,202
Premises and fixed asset expense	3,194	3,108	86
Other expense	6,685	6,379	306

Total other expense	$23,468	$21,874	$1,594

Salaries and employee benefits increased by $1,202,000, or 9.7%. This increase can be attributed to two primary factors: 1) salaries and employee benefits related to the de novo branches in Hoover, Alabama and Williamson County, Tennessee; and 2) pension costs associated with certain scheduled retirements. Other noninterest expenses increased by $306,000, or 4.8%. The increase is due to increases in several expense categories, including advertising, supplies, computer services, and director fees.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was stable at 27.3% for the first half of 2005 and the first half of 2006.

Second quarter of 2006 compared to the second quarter of 2005

Earnings for the second quarter of 2006 were $3.49 million, or $.36 per share, compared to $3.34 million, or $.41 per share, for the second quarter of 2005. On an annualized basis, these 2006 totals equate to a 0.9% return on average assets and a 9.8% return on average equity. For this same period in 2005, the annualized return on average assets was 1.0% and the annualized return on average equity was 11.5%. As was the case for the year to date, the return on average equity was impacted by the $50.6 million sale of common stock completed on May 12, 2006.

Net interest income for the second quarter of 2006 was $12.1 million, compared to $11.2 million for 2005. This represents an increase of 7.5%. During this quarter, the net interest margin was 3.61%, compared to 3.57% for the same period of 2005. This increase in margin was partially due to a $108.0 million increase in average earning assets. In comparing the second quarter of 2006 to the same quarter of 2005, we gained 91 basis points of yield on our average earning assets. However, during the same period, the cost of funds increased by 114 basis points. The increase in average earning assets is composed of the following: average loans increased from $802.2 million during the second quarter of 2005 to $879.9 million during the second quarter of 2006; average federal funds sold and other interest-bearing cash accounts increased from $16.2 million during the second quarter of 2005 to $25.3 million during the second quarter of 2006; and the average balance in investment securities increased from $445.0 million to $466.1 million. From the second quarter of 2005 to the second quarter of 2006, the yield on loans increased from 6.39% to 7.56%, the yield on federal funds sold increased from 2.74% to 6.09% and the yield on the investment securities portfolio increased from 4.41% to 4.67%. The cost of deposits increased from 1.99% to 3.16% and the cost of other borrowings increased from 4.12% to 5.11%. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $358,000 during the second quarter of 2005 to $827,000 in the same quarter of 2006. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

Our noninterest income, exclusive of securities gains and losses, increased by $520,000, or 10.7%, from the second quarter of 2005 to the second quarter of 2006. The following table reflects the details of this change:

	Quarter Ended June 30,
(In thousands)	2006	2005	Change
Service charges on deposit accounts	$2,243	$2,035	$208
Insurance commissions, fees and premiums	1,099	1,222	(123)
Trust Department income	585	593	(8)
Mortgage loan fees	183	216	(33)
Other income	1,267	791	476

Total other income	$5,377	$4,857	$520

The change in noninterest income resulted primarily from a $407,000 gain on early extinguishment of debt related to prepayments of certain FHLB borrowings, reflected in the other noninterest income category. Service charges on deposit accounts increased by 10.2%, due mostly to improved management and oversight of our noninterest-bearing accounts. The 10.0% decrease in insurance commissions and fee income resulted from a decrease in profit sharing received from the insurance carriers based on loss experience.

We recognized $17,000 in securities gains during the second quarter of 2006, compared to gains of $97,000 during the second quarter of 2005.

Noninterest expenses increased $468,000, or 4.1%, during the second quarter of 2006, compared with the second quarter of 2005. The following table reflects the details of this change:

	Quarter Ended June 30,
(In thousands)	2006	2005	Change
Salaries and employee benefits	$6,797	$6,494	$303
Premises and fixed asset expense	1,618	1,495	123
Other expense	3,419	3,377	42

Total other expense	$11,834	$11,366	$468

Salaries and employee benefits increased by $303,000, or 4.7%. This increase can be attributed to two primary factors: 1) salaries and employee benefits related to the de novo branches in Hoover, Alabama and Williamson County, Tennessee; and 2) pension costs associated with certain scheduled retirements. Expenses associated with premises and fixed assets increased by $123,000, or 8.2%, due to an overall increase in utilities expenses and rental expenses for the Williamson County branch.

Our effective tax rate increased from 25.3% for the second quarter of 2005 to 27.5% for the second quarter of 2006. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income.

Financial Condition

During the first half of 2006, our balance sheet showed an increase in total assets from $1.45 billion to $1.57 billion, an increase of approximately $127.7 million, or 8.8%. During the period, cash and cash equivalents increased by approximately $25.0 million, or 57.9%, from $43.1 million to $68.1 million. Also, during the first half of 2006, the investment securities portfolio increased from $442.4 million to $481.0 million. This represented an increase of $38.6 million, or 8.7%. The increase is primarily due to investing proceeds received from our common stock offering, which was completed in May 2006. The loan portfolio increased from $860.6 million at the end of 2005 to $917.7 million at the end of the second quarter of 2006. Loan balances increased in our Alabama and Tennessee markets and were virtually flat in our Mississippi markets.

At June 30, 2006, the allowance for loan losses was $10.1 million. This amount represents an $822,000, or 8.8%, increase from December 31, 2005, and a $623,000, or 5.8%, decrease from June 30, 2005. Even though there has been strong competition for good quality credits in our markets, we have not reduced our underwriting standards, and as a result, the quality of the portfolio remains strong.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio:

	Six Months Ended 6/30/06	Year Ended 12/31/05	Six Months Ended 6/30/05
Net charge-offs as a percentage of average net loans outstanding	0.05%	0.46%	0.14%
Non-performing loans as a percentage of total loans	0.25%	0.30%	0.52%
Classified assets as a percentage of average capital	14.13%	17.73%	19.69%
Allowance for loan losses as a percentage of total loans	1.10%	1.08%	1.33%

Based on the evaluations described earlier and the information above, the allowance for loan losses at June 30, 2006 was deemed adequate to cover exposure within our loan portfolio.

The liability side of the balance sheet increased from $1.3 billion at December 31, 2005 to $1.4 billion at June 30, 2006, an increase of $78.9 million, or 5.9%. During the first half of 2006, deposits increased by $73.8 million, or 6.6%, from $1.1 billion to $1.2 billion. The increase resulted from a $76.2 million, or 8.0%, increase in interest-bearing deposits, somewhat offset by a $2.5 million, or 1.5%, decrease in noninterest-bearing deposits. During the period, we actively sought to increase deposits, in order to fund expected increases in loan demand.

Shareholders’ equity increased from $117.0 million to $165.8 million during the first half of 2006. In May 2006, we completed a public offering of 2.76 million shares of our common stock resulting in net proceeds of approximately $50.6 million. Our treasury stock shares were reissued as part of this offering. The proceeds from the offering will be used to fund the acquisitions of SunCoast and Seasons and for other general corporate purposes. We earned $6.7 million in net income during the first half of 2006. Partially offsetting this income was a decrease in the market value of the available-for-sale portion of the investment securities portfolio, causing accumulated other comprehensive income to move from an unrealized loss of $8.2 million at December 31, 2005 to an unrealized loss of $11.8 million at June 30, 2006. Also, during the first half of 2006, we declared dividends of approximately $4.8 million.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At June 30, 2006, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by our holding company are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At June 30, 2006, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $9.0 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to our holding company or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At June 30, 2006, there were no formal borrowings between the holding company (or its non-banking subsidiaries) and the Bank.

In the normal course of business, Cadence makes loans to related parties, including our directors and executive officers and their relatives and affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, they are consistent with sound banking practices and within applicable regulatory and lending limitations. See Note O in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K and our proxy statement for additional details concerning related party transactions.

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

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2006, the amount of unfunded commitments outstanding was $273.1 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of June 30, 2006, the amount of outstanding letters of credit was $11.7 million.

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

Market Risk

During the first six months of 2006, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of June 30, 2006, we had five outstanding swaps with a total notional amount of $50 million. Original maturities on these swaps range from twelve to twenty-four months, and rates range from 7.68% to 8.02%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by Statement No. 133, we measured the effectiveness of these transactions as of June 30, 2006 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At June 30, 2006, our balance sheet reflected approximately $58.6 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents approximately 3.7% of total assets and indicates that we are liability sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will increase slightly, then level out during the second half of 2006 and begin to move downward in 2007. Thus, management believes that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands) Average Balance
	Quarter Ended 6/30/06	Six Months Ended 6/30/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$879,940	$869,773	$808,796
Federal funds sold and other interest-bearing assets	25,307	20,586	20,111
Securities:
Taxable	347,480	336,927	321,250
Tax-exempt	118,653	119,087	123,513

Totals	1,371,380	1,346,373	1,273,670

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	991,826	972,533	938,410
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	194,269	199,191	183,311

Totals	1,186,095	1,171,724	1,121,721

Net amounts	$185,285	$174,649	$151,949

	Interest For
	Quarter Ended 6/30/06	Six Months Ended 6/30/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$16,580	$32,003	$53,035
Federal funds sold and other interest-bearing assets	384	553	669
Securities:
Taxable	4,157	7,959	14,433
Tax-exempt	1,267	2,484	5,047

Totals	22,388	42,999	73,184

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	7,825	14,438	20,327
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2,477	4,733	7,643

Totals	10,302	19,171	27,970

Net amounts	$12,086	$23,828	$45,214

	Yields Earned And Rates Paid (%)
	Quarter Ended 6/30/06	Six Months Ended 6/30/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	7.56	7.42	6.56
Federal funds sold and other interest-bearing assets	6.09	5.42	3.33
Securities:
Taxable	4.80	4.76	4.49
Tax-exempt	4.28	4.21	4.09

Totals	6.55	6.44	5.75

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	3.16	2.99	2.17
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	5.11	4.79	4.17

Totals	3.48	3.30	2.46

Net margin	3.61	3.57	3.55

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.59	6.47	6.29

Total earning assets	6.75	6.64	5.96

Net margin	3.73	3.77	3.76

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 annual meeting of shareholders was held on June 20, 2006. At this meeting, the following nineteen directors were elected to serve until the 2007 annual meeting of shareholders or their successors are elected and qualified:

Director	Votes For	Votes Against
Mark A. Abernathy	6,166,133	74,628
David Byars	6,166,703	74,058
Robert S. Caldwell, Jr.	6,162,238	78,523
Robert L. Calvert, III	6,165,466	75,295
Robert A. Cunningham	6,135,004	105,757
J. Nutie Dowdle	6,169,003	71,758
Gregory M. Duckett	6,168,438	72,323
James C. Galloway, Jr.	6,171,232	69,529
Hunter M. Gholson	6,124,111	116,650
James D. Graham	6,166,703	74,058
Bobby L. Harper	6,171,132	69,629
Clifton S. Hunt	6,156,353	84,408
Robert S. Jones	6,124,951	115,810
Dan R. Lee	6,161,202	79,559
Lewis F. Mallory, Jr.	6,175,158	65,603
Allen B. Puckett, III	6,162,857	77,904
Dr. James C. Ratcliff	6,169,655	71,106
H. Stokes Smith	6,165,984	74,777
Sammy J. Smith	6,167,349	73,412

Other proposals were approved at the 2006 annual meeting of shareholders as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Change the name of the Company from NBC Capital Corporation to Cadence Financial Corporation	6,142,914	67,914	32,598	0

Adopt the NBC Capital Corporation 2006 Long-Term Incentive Compensation Plan	4,492,933	443,968	136,811	1,169,714

ITEM 5 – OTHER INFORMATION

At the 2006 Annual Meeting of Shareholders held on June 20, 2006, our shareholders approved the 2006 Long Term Incentive Compensation Plan (the “LTIP”). The LTIP is administered by the Compensation Committee of the Board of Directors.

Under the LTIP, 750,000 shares of common stock have been reserved for issuance to our directors, employees and consultants, as well as the directors and employees of certain of our affiliates. The form of share awards under the LTIP include the following: (i) incentive stock options under Section 422 of the Internal Revenue Code, as amended (the “Code); (ii) non-statutory stock options not covered by Section 422 of the Code; (iii) stock appreciation rights, granting the recipient the right to receive an excess in the fair market value of shares of common stock over a specified exercise price; (iv) restricted stock, which will be non-transferable until it vests over time; (v) qualified performance-based incentives to employees who qualify as covered employees within the meaning of Section 162(m) of the Code; and (vi) performance shares, consisting of common stock, cash, or a combination of common stock and cash.

ITEM 6 – EXHIBITS

3.1	Amended Articles of Incorporation

10.1	2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to Form S-4, filed July 17, 2006)

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2005, filed with the Commission on March 14, 2006, or in Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 9, 2006.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and the six-month periods ended June 30, 2006, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION
Registrant

Date: August 7, 2006	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
3.1	Amended Articles of Incorporation	26

11	Statement re computation of per-share earnings	29

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	30

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	31

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	32

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	33