Form 10-Q
period 2006-09-30
CADENCE FINANCIAL CORP
filed 2006-11-08
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 11,868,682 shares as of September 30, 2006.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands, except per share data)	2006	2005
INTEREST INCOME
Interest and fees on loans	$51,577	$38,631
Interest and dividends on securities	16,098	14,549
Other interest income	868	396

Total interest income	68,543	53,576

INTEREST EXPENSE
Interest on deposits	24,170	14,366
Interest on borrowed funds	7,524	5,546

Total interest expense	31,694	19,912

Net interest income	36,849	33,664
Provision for loan losses	1,156	1,528

Net interest income after provision for loan losses	35,693	32,136

OTHER INCOME
Service charges on deposit accounts	6,587	5,997
Insurance commissions, fees and premiums	3,462	3,589
Trust Department income	1,662	1,588
Mortgage loan fees	548	653
Other income	3,672	3,292
Securities gains (losses), net	21	153
Impairment loss on securities	(2,025)	—

Total other income	13,927	15,272

OTHER EXPENSE
Salaries and employee benefits	20,939	18,789
Premises and fixed asset expense	4,911	4,603
Other expense	10,278	9,619

Total other expense	36,128	33,011

Income before income taxes	13,492	14,397
Income taxes	3,638	3,915

Net income	$9,854	$10,482

Net income per share:
Basic	$1.01	$1.28

Diluted	$1.01	$1.28

Dividends per common share	$0.75	$0.73

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands, except per share data)	2006	2005
INTEREST INCOME
Interest and fees on loans	$19,574	$13,578
Interest and dividends on securities	5,655	4,773
Other interest income	315	145

Total interest income	25,544	18,496

INTEREST EXPENSE
Interest on deposits	9,732	5,416
Interest on borrowed funds	2,791	1,841

Total interest expense	12,523	7,257

Net interest income	13,021	11,239
Provision for loan losses	(72)	535

Net interest income after provision for loan losses	13,093	10,704

OTHER INCOME
Service charges on deposit accounts	2,359	2,092
Insurance commissions, fees and premiums	1,238	1,233
Trust Department income	551	489
Mortgage loan fees	225	260
Other income	1,438	955
Securities gains (losses), net	2	59
Impairment loss on securities	(2,025)	—

Total other income	3,788	5,088

OTHER EXPENSE
Salaries and employee benefits	7,350	6,402
Premises and fixed asset expense	1,717	1,495
Other expense	3,593	3,240

Total other expense	12,660	11,137

Income before income taxes	4,221	4,655
Income taxes	1,111	1,254

Net income	$3,110	$3,401

Net income per share:
Basic	$0.27	$0.42

Diluted	$0.27	$0.42

Dividends per common share	$0.25	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	Sept. 30, 2006	Dec. 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$42,596	$37,053
Interest-bearing deposits with banks	9,458	4,745
Federal funds sold and securities purchased under agreements to resell	2,057	1,324

Total cash and cash equivalents	54,111	43,122
Securities available-for-sale	443,521	407,532
Securities held-to-maturity (estimated fair value of $25,208 at September 30, 2006 and $25,681 at December 31, 2005)	23,563	23,755
Other securities	10,542	11,153

Total securities	477,626	442,440
Loans	1,098,889	860,644
Less: allowance for loan losses	(10,813)	(9,312)

Net loans	1,088,076	851,332
Interest receivable	11,151	8,765
Premises and equipment, net	27,620	19,243
Goodwill and other intangible assets	60,406	39,654
Other assets	44,270	41,561

Total Assets	$1,763,260	$1,446,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$171,371	$167,023
Interest-bearing deposits	1,152,575	954,661

Total deposits	1,323,946	1,121,684
Interest payable	4,397	2,438
Federal funds purchased and securities sold under agreements to repurchase	72,347	58,571
Subordinated debentures	37,114	37,114
Other borrowed funds	123,233	97,822
Other liabilities	11,277	11,504

Total liabilities	1,572,314	1,329,133

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2006 and 2005; issued 11,868,682 shares in 2006 and 9,615,806 shares in 2005	11,869	9,616
Surplus	93,197	53,749
Retained earnings	91,619	89,516
Accumulated other comprehensive income (loss)	(5,739)	(8,160)
Treasury stock, at cost	—	(27,737)

Total shareholders’ equity	190,946	116,984

Total Liabilities and Shareholders’ Equity	$1,763,260	$1,446,117

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,854	$10,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,520	3,081
Deferred income taxes	(710)	313
Provision for loan losses	1,156	1,528
Loss (gain) on sale of securities, net	(21)	(153)
Impairment loss on securities	2,025	—
(Increase) decrease in interest receivable	(2,386)	(114)
(Increase) decrease in other assets	(1,539)	(3,687)
Increase (decrease) in interest payable	1,959	307
Increase (decrease) in other liabilities	(640)	3,601

Net cash provided by operating activities	12,218	15,358

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for acquisition	(32,461)	—
Proceeds from maturities and calls of securities	49,883	49,828
Proceeds from sale of securities	7,366	24,328
Purchase of securities	(81,554)	(48,496)
(Increase) decrease in loans	(113,698)	12,084
(Additions) disposal of premises and equipment	(5,817)	(1,059)

Net cash provided by (used in) investing activities	(176,281)	36,685

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	74,177	(45,052)
Dividends paid on common stock	(7,751)	(5,877)
Increase (decrease) in borrowed funds	39,187	(1,334)
Stock issued for acquisition	19,003	—
Proceeds from equity offering	50,591	—
Charges related to equity offering	(373)	—
Other financing activities	218	166

Net cash provided by (used in) financing activities	175,052	(52,097)

Net increase (decrease) in cash and cash equivalents	10,989	(54)
Cash and cash equivalents at beginning of year	43,122	49,427

Cash and cash equivalents at end of quarter	$54,111	$49,373

Cash paid during the period for:
Interest	$29,735	$19,605

Income tax	$4,789	$255

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”), Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc. (“Insurance”), a wholly owned subsidiary of Cadence, NBC Service Corporation (“Service”), a wholly owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly owned subsidiary of Service. All significant intercompany accounts and transactions have been eliminated.

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

Note 1. Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement does not require any new fair value measurements or establish valuation standards; however, it clarifies existing guidance for implementing fair value measurements and in some cases increases the level of disclosure required for fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Corporation will review its disclosures related to fair value measurements to ensure they are in compliance with the provisions of Statement No. 157, but the Statement will not impact the Corporation’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires companies to recognize the funded status of a defined benefit plan (measured as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. The recognition provisions of Statement No. 158 are to be applied prospectively. For public companies, the recognition and disclosure provisions of Statement No. 158 are effective for fiscal years ending after December 15, 2006. As of December 31, 2005, the Corporation’s balance sheet included a prepaid pension asset of approximately $3.7 million. If the provisions of Statement No. 158 had been applied as of that date, the Corporation’s balance sheet would reflect a pension liability of approximately $1.0 million and other comprehensive income related to the pension plan (net of tax) of approximately ($3.6) million. These amounts are subject to change based on actuarial assumptions and calculations as of December 31, 2006; however, the Corporation does not expect them to differ significantly. Statement No. 158 also requires companies to use their fiscal year-end as their plan measurement date. Although this requirement is not effective until fiscal years ending after December 15, 2008, this requirement will not impact the Corporation, as the measurement date currently used is the balance sheet date.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin Topic 1N, “Financial Statements – Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how registrants should evaluate whether errors in their financial statements are material. Registrants are required to comply with SAB 108 in financial statements for fiscal years ending after November 15, 2006. As of the date of this filing, the Corporation does not expect the provisions of SAB 108 to impact its consolidated financial statements.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. At September 30, 2006, the Corporation had approximately $56.2 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

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

The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement No. 123 to options granted under the Corporation’s stock option plans for the three and nine months ended September 30, 2005:

(Amounts in thousands except per share data)	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$3,401	$10,482
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(255)	(369)

Pro forma net income	$3,146	$10,113

Basic net earnings per share:
As reported	$0.42	$1.28

Pro forma	0.39	1.24

Diluted net earnings per share:
As reported	$0.42	$1.28

Pro forma	0.38	1.24

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

As all of the Corporation’s outstanding options are fully vested, the adoption of Statement No. 123(R) will not impact the Corporation’s future results of operations unless the Board of Directors makes additional grants under the new stock-based compensation plan adopted by shareholders at their annual meeting in June 2006. The 2006 long-term incentive compensation plan permits the Board of Directors to award eligible employees, consultants, and directors with incentive-based and non-incentive-based compensation. The plan provides for up to 750,000 shares of the Corporation’s stock to be reserved for issuance under the plan. As of September 30, 2006, no shares had been issued under this plan.

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

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

(In thousands)	Quarter Ended September 30,
	2006	2005
Net income	$3,110	$3,401
Other comprehensive income (loss), net of tax:
Reclassification adjustment for (gain) loss included in net income	(1)	(36)
Unrealized gains (losses) on securities	6,087	(142)

	6,086	(178)

Comprehensive income (loss)	$9,196	$3,223

Accumulated comprehensive income (loss)	$(5,739)	$(4,494)

(In thousands)	Nine Months Ended September 30,
	2006	2005
Net income	$9,854	$10,482
Other comprehensive income (loss), net of tax:
Reclassification adjustment for (gain) loss included in net income	(13)	(94)
Unrealized gains (losses) on securities	2,434	(26)

	2,421	(120)

Comprehensive income (loss)	$12,275	$10,362

Accumulated comprehensive income (loss)	$(5,739)	$(4,494)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

(In thousands)	Quarter Ended September 30,
	2006	2005
Service cost	$145	$157
Interest cost	176	179
Expected return on assets	(209)	(204)
Net (gain)/loss recognition	95	100
Prior service cost amortization	(31)	(31)

Preliminary net periodic benefit cost/(income)	176	201
Immediate recognition due to settlement	318	—

Net periodic benefit cost/(income)	$494	$201

(In thousands)	Nine Months Ended September 30,
	2006	2005
Service cost	$436	$471
Interest cost	528	538
Expected return on assets	(627)	(612)
Net (gain)/loss recognition	284	301
Prior service cost amortization	(94)	(94)

Preliminary net periodic benefit cost/(income)	527	604
Immediate recognition due to settlement	955	—

Net periodic benefit cost/(income)	$1,482	$604

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

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the quarter and nine-month period ended September 30, 2006, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of September 30, 2006, approximately 67% of the number of securities in the portfolio reflected an unrealized loss. Included in this percentage are three government-sponsored agency equities with combined par values of $15.0 million. These securities reflected a combined unrealized loss of $2.0 million as of September 30, 2006.

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

The agency equities have a tax-equivalent yield of approximately 6.14%, are AA- rated by Standard and Poor’s, and have never missed a dividend payment. The financial condition of the agencies has improved, but due to the current and expected interest rate trends, management is not certain that the market values of these securities will recover to par in the foreseeable future. Thus, management concluded that the agency equities have an other-than-temporary impairment, and accordingly, the securities have been written down to their market values as of September 30, 2006. In connection with this write down, a $2.0 million impairment loss has been recorded on the Corporation’s statements of income for the quarter and nine-month period ended September 30, 2006. Subsequent to quarter-end, the Corporation sold the agency securities for amounts equivalent to their impaired values reflected on the September 30, 2006 balance sheet.

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

Note 8. Acquisitions

On August 17, 2006, the Corporation completed the acquisition of SunCoast Bancorp, Inc. (“SunCoast”), and its subsidiary bank, SunCoast Bank, located in Sarasota and Manatee Counties, Florida. The acquisition was valued at approximately $36.0 million, of which 45% was paid in cash and 55% was paid in shares of the Corporation’s common stock. Option holders received the difference between the cash election price and the option price of their options, or an aggregate of approximately $1.0 million.

SunCoast’s assets and liabilities were recorded on the balance sheet at their respective market values as of the closing date. The results of SunCoast’s operations are included in the Corporation’s consolidated statements of income from August 17, 2006.

The following table summarizes the preliminary (subject to adjustment) allocation of purchase price to assets and liabilities acquired on August 17, 2006:

(In thousands)
Cash and cash equivalents	$3,563
Securities	9,217
Loans	125,584
Less: allowance for loan losses	(1,382)

Net loans	124,202
Premises and equipment, net	4,277
Goodwill	19,892
Core deposit intangible	1,631
Other assets	1,739

$164,521

Deposits	$128,085
Other liabilities	412
Equity	36,024

$164,521

The Corporation’s pro forma summarized results of operations for the three and nine months ended September 30, 2006 and 2005, assuming SunCoast had been acquired as of January 1, 2005, are as follows:

(In thousands)	Quarter Ended September 30,
	2006	2005
Interest income	$26,823	$20,361
Interest expense	13,174	7,987

Net interest income	13,649	12,374
Provision for loan losses	(33)	590
Noninterest income	3,809	5,119
Noninterest expense	14,314	11,936

Income before income taxes	3,177	4,967
Provision for income taxes	725	1,372

Net income	$2,452	$3,595

Earnings per share - basic	$0.21	$0.40

Earnings per share - diluted	$0.21	$0.39

(In thousands)	Nine Months Ended September 30,
	2006	2005
Interest income	$74,251	$58,555
Interest expense	34,407	21,778

Net interest income	39,844	36,777
Provision for loan losses	1,344	1,763
Noninterest income	14,019	15,353
Noninterest expense	39,769	35,305

Income before income taxes	12,750	15,062
Provision for income taxes	3,366	4,166

Net income	$9,384	$10,896

Earnings per share - basic	$0.89	$1.20

Earnings per share - diluted	$0.89	$1.20

The unaudited pro forma combined condensed consolidated statements of income give effect to the acquisition as if it had occurred on January 1, 2005. The results presented are not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of the period indicated, nor are they necessarily indicative of the results of operations anticipated in future periods. It is anticipated that the Corporation will achieve various cost savings, revenue enhancements and other operating synergies in future periods. For purposes of preparing the pro forma statements of income, the Corporation has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies. However, pro rata adjustments for core deposit intangible amortization and fixed asset depreciation have been reflected in the pro forma statements of income.

On March 21, 2006, the Corporation signed a definitive agreement to acquire Seasons Bancshares, Inc. (“Seasons”), the holding company for Seasons Bank, headquartered in Blairsville, Georgia. On September 22, 2006, the Corporation announced that the Seasons merger agreement had been amended to reduce the acquisition’s value to approximately $16.9 million. The merger consideration will be paid entirely in cash rather than a combination of cash and stock as provided by the original terms of the agreement. The acquisition is subject to Seasons shareholder approval and is expected to close in the fourth quarter of 2006.

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

The effectiveness of the transactions described above was tested as of September 30, 2006, in accordance with Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by the Statement. For the quarter and nine-month period ended September 30, 2006, ($84,000) and $82,000, respectively, were recorded as adjustments to other comprehensive income for the change in fair value of these transactions.

Note 10. Equity Offering

On May 12, 2006, the Corporation closed on a public offering of its common stock. 2.76 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $50.6 million. Some of these proceeds were used to fund the SunCoast acquisition. The proceeds will also be used to fund the acquisition of Seasons and for other general corporate purposes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the quarter and nine months ended September 30, 2006. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in our documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005 and that may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Introduction and Management Overview

Cadence Financial Corporation is a financial holding company that owns Cadence Bank, N.A. (“Cadence” or the “Bank”), which operates in eastern Mississippi, Tuscaloosa and Hoover, Alabama, Memphis and Williamson County, Tennessee, and Sarasota and Manatee Counties, Florida. We provide full financial services, including banking, trust services, mortgage services, insurance and investment products. Our stock is listed on the American Stock Exchange (“AMEX”) under the ticker symbol of NBY.

For purposes of the following discussion, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of Cadence Financial Corporation and Cadence, unless the context suggests otherwise.

On August 17, 2006, we completed our acquisition of SunCoast Bancorp, Inc. (“SunCoast”), the holding company for SunCoast Bank, a commercial bank operating in Sarasota and Manatee Counties, Florida. See Note 8 of the Notes to Consolidated Financial Statements for details relating to this acquisition.

For the first nine months of 2006, our net interest margin was 3.52%, compared to 3.54% for the same period of 2005.

Increasing interest rates during the period continued to improve our yields on loans, as the loan portfolio, which is composed of approximately 60% variable rate loans and 40% fixed rate loans, repriced upward. Our loan yields increased by 114 basis points as compared to the first nine months of 2005. In addition, our average loan balances increased by approximately $107.5 million. This increase is due to strong loan growth in our Memphis market, the contribution of de novo branches opened in Hoover, Alabama (Birmingham MSA) and Williamson County, Tennessee (Nashville MSA), and the acquisition of SunCoast.

The improved rate environment also positively impacted the yields on our investment portfolio, as they increased by 32 basis points as compared to the first nine months of 2005. However, our net interest margin was negatively impacted by the increase in our overall cost of funds (112 basis points as compared to the first nine months of 2005), as the rising rate environment continued to put pressure on deposit and other borrowing rates.

We have maintained our underwriting standards, even during the recent periods of low rates and, as a result, we believe that the overall credit quality of the loan portfolio was very good at the end of the third quarter.

Noninterest income, exclusive of gains on securities and impairment loss, was $15.9 million for the first nine months of 2006 and $15.1 million for the first nine months of 2005. Both periods contained large unusual items, described in more detail under the “Results of Operations” section of this discussion. During the first nine months of 2006, noninterest income accounted for 19.3% of total income as compared to 22.0% during the first nine months of 2005. The growth of noninterest income continues to be one of our major strategic goals.

Another goal of management in 2006 is to continue to control the level of noninterest expenses. During the first nine months of 2006, total noninterest expenses increased by $3.1 million, or 9.4%, from the same period of 2005, primarily resulting from increased salaries and employee benefits costs. This increase will be described in more detail in the “Results of Operations” section of this discussion.

During the first nine months of 2006, we recognized $21,000 in securities gains, compared to $153,000 in gains in the first nine months of 2005. This, along with all of the factors discussed in the preceding paragraphs, resulted in our reporting net income of $9.9 million, or $1.01 per share, for the first nine months of 2006, compared to $10.5 million, or $1.28 per share, for the first nine months of 2005.

Currently, management expects, based on available information, that interest rates will level out during the remainder of 2006 and begin to move downward in 2007. Management continues to anticipate overall economic improvement in our Mississippi markets, as several companies are expanding their operations and/or beginning production in the near future. Also, some of our markets qualify for significant tax credits for facilities and equipment constructed or purchased in 2006 as a result of the Hurricane Katrina Relief Act. We expect strong growth to continue in both the Memphis and Tuscaloosa markets and believe that our recent entries into the Birmingham and Nashville MSAs and Florida will continue to provide us with additional strong growth markets. We based our 2006 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We have made substantial progress toward achieving our strategic objectives established for the year. At the annual shareholders meeting held in June, our shareholders voted to change our corporate name to Cadence Financial Corporation. The change aligns our corporate name with that of the Bank and further leverages the brand being created in our markets. The new Cadence brand is part of an overall marketing and business strategy that we expect to create both operational efficiencies through the reorganization and consolidation of financial and reporting functions of Enterprise National Bank and Cadence, and marketing efficiencies through the name change by having one uniform marketing effort and brand. Since the beginning of the year, we have opened our first Cadence de novo branch in Williamson County, Tennessee (Nashville MSA) and our fourth branch in the Memphis market. We plan to open another new branch in the Memphis market during the fourth quarter and also plan to open one new branch in the Birmingham MSA early in 2007. In addition, the SunCoast acquisition will allow us to expand into the faster growing Florida markets of Tampa, Sarasota, and Naples.

On March 21, 2006, we signed a definitive agreement to acquire Seasons Bancshares, Inc. (“Seasons”), the holding company for Seasons Bank, a commercial bank headquartered in Blairsville, Georgia. On September 22, 2006, we announced that the Seasons merger agreement had been amended to reduce the acquisition’s value to approximately $16.9 million. The merger consideration will be paid entirely in cash rather than a combination of cash and stock as provided by the original terms of the agreement. Subject to Seasons shareholder approval, the acquisition is expected to close in the fourth quarter of 2006 and will allow us to expand into other markets in Georgia.

On May 12, 2006, we closed on a public offering of our common stock. 2.76 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $50.6 million. We used a portion of these proceeds to fund the SunCoast acquisition and will use the remainder to fund the Seasons acquisition and for other general corporate purposes.

The stock offering significantly impacted our earnings per share for the third quarter and the year to date period. The average shares outstanding increased from 8,165,750 for the third quarter of 2005 to 11,387,660 for the third quarter of 2006. On a year to date basis, average shares outstanding increased from 8,164,445 in 2005 to 9,797,105 in 2006.

We are continuing our current efforts to grow loans and increase our margin. With the potential improvement in the Mississippi market, the continued strong growth in Tennessee and Alabama, and the addition of the Florida market, management believes that we will achieve solid loan growth for the year. The expansion or even maintenance of the margin, however, will be a more difficult objective to attain. The flat to slightly inverted yield curve presents a significant obstacle. Also, as is normal in a rising rate environment, the cost of deposits lagged behind the increase in yield on the asset side of the balance sheet. Additionally, our need for funding has increased as our loan demand has increased, requiring us to pay higher rates to grow deposits.

We continue to look for ways to grow noninterest income. The planned growth in the Memphis market, the expansion into the Birmingham and Nashville MSAs, the acquisition of SunCoast, and the planned acquisition of Seasons should provide new customer bases for our other banking products and services. We also continue our efforts to control noninterest expenses and look for ways to improve our efficiency ratio.

Recently Issued Accounting Standards and Critical Accounting Policies

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement does not require any new fair value measurements or establish valuation standards; however, it clarifies existing guidance for implementing fair value measurements and in some cases increases the level of disclosure required for fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. We will review our disclosures related to fair value measurements to ensure they are in compliance with the provisions of Statement No. 157, but the Statement will not impact our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires companies to recognize the funded status of a defined benefit plan (measured as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. The recognition provisions of Statement No. 158 are to be applied prospectively. For public companies, the recognition and disclosure provisions of Statement No. 158 are effective for fiscal years ending after December 15, 2006. As of December 31, 2005, our balance sheet included a prepaid pension asset of approximately $3.7 million. If the provisions of Statement No. 158 had been applied as of that date, our balance sheet would reflect a pension liability of approximately $1.0 million and other comprehensive income related to the pension plan (net of tax) of approximately ($3.6) million. These amounts are subject to change based on actuarial assumptions and calculations as of December 31, 2006; however, management does not expect them to differ significantly. Statement No. 158 also requires companies to use their fiscal year-end as their plan measurement date. Although this requirement is not effective until fiscal years ending after December 15, 2008, this requirement will not impact the Corporation, as the measurement date currently used is the balance sheet date.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin Topic 1N, “Financial Statements – Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how registrants should evaluate whether errors in their financial statements are material. Registrants are required to comply with SAB 108 in financial statements for fiscal years ending after November 15, 2006. As of the date of this filing, we do not expect the provisions of SAB 108 to impact our consolidated financial statements.

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

Pension and Other Postretirement Benefit Plans

Another of the areas that requires subjective and complex judgments is the liability and expense relating to our pension and other postretirement benefit plans. The assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation, are evaluated by management, reviewed with the plan actuaries and updated as appropriate. Actual experience that differs from the assumptions could have a significant impact on our financial position and results of operations. The discount rate and the expected rate of return on plan assets have a significant impact on the actuarially computed present value of projected future benefits that is a significant component in the determination of the liability recorded on the financial statements and the corresponding pension expense. In selecting the expected rate of return, management, in consultation with the plan trustees, has selected a rate based on assumptions compared to recent returns and economic forecasts. Considerations were given to the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, management, in consultation with actuarial consultants, selected rates that are based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans.

Other-Than-Temporary Impairment

The third area that requires subjective and complex judgment on the part of management is the review of the investment of the securities portfolio for other-than-temporary impairment. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” we must review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management must consider many factors, including the following: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and (7) interest rate trends that may impact recovery and realization.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2006 and concluded that no impairment write down was warranted. At September 30, 2006, we had approximately $56.2 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No.142.

Results of Operations

First nine months of 2006 compared to the first nine months of 2005

Earnings for the first nine months of 2006 were $9.9 million, or $1.01 per share, compared to $10.5 million, or $1.28 per share, for the first nine months of 2005. On an annualized basis, these 2006 totals equate to a 0.8% return on average assets and an 8.9% return on average equity. For this same period in 2005, the annualized return on average assets was 1.0% and the annualized return on average equity was 12.0%. The change in return on average equity was impacted by the public offering of common stock completed on May 12, 2006 that resulted in net proceeds of approximately $50.6 million. Also impacting the return on average equity was the issuance of approximately 922,000 shares of common stock in connection with the SunCoast acquisition consummated on August 17, 2006 and a $2.0 million impairment charge recorded in the third quarter of 2006 related to certain Fannie Mae and Freddie Mac preferred stock. See Note 7 of the Notes to Consolidated Financial Statements for more information.

Net interest income for the first nine months of 2006 was $36.8 million, compared to $33.7 million for 2005. This represents an increase of 9.5%. During this period, the net interest margin was 3.52%, compared to 3.54% for the same period of 2005. In addition, average earning assets increased from $1.3 billion in 2005 to $1.4 billion in 2006. This increase amounted to $125.7 million, or 9.9%. In comparing the first nine months of 2006 to the same period of 2005, we gained 92 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 112 basis points. The increase in average assets is attributable to the following: average loans increased from $806.9 million during the first nine months of 2005 to $914.4 million during the first nine months of 2006; average federal funds sold and other interest-bearing cash accounts increased from $18.8 million during the first nine months of 2005 to $22.8 million during the first nine months of 2006; and the average balance in investment securities increased from $446.7 million during the first nine months of 2005 to $460.9 million during the first nine months of 2006. From the first nine months of 2005 to the first nine months of 2006, the yield on loans increased from 6.40% to 7.54%, the yield on federal funds sold increased from 2.82% to 5.10% and the yield on the investment securities portfolio increased from 4.35% to 4.67%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses decreased from $1.5 million during the first nine months of 2005 to $1.2 million for the same period of 2006. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and impairment charge, increased by $0.8 million from the first nine months of 2005 to the first nine months of 2006. The following table reflects the details of these amounts:

(In thousands)	Nine Months Ended September 30,
	2006	2005	Change
Service charges on deposit accounts	$6,587	$5,997	$590
Insurance commissions, fees and premiums	3,462	3,589	(127)
Trust Department income	1,662	1,588	74
Mortgage loan fees	548	653	(105)
Other income	3,672	3,292	380

Total other income	$15,931	$15,119	$812

Service charges on deposit accounts increased by $590,000, or 9.8%. The increase is due mostly to improved management and oversight of our noninterest-bearing accounts. Insurance commissions, fees, and premiums decreased by $127,000, or 3.5%, because of a decrease in profit sharing received from the insurance carriers based on loss experience. Other noninterest income increased by $380,000, or 11.5%. This increase resulted from increases in several accounts, including ATM income, checkcard income, retail investment income, and official check income. Unusual items that impacted the other income category are a one-time gain of $837,000 received in the first half of 2005 that related to our interest in the Pulse card-clearing network, which was sold during that period; and an $842,000 gain on early extinguishment of debt related to prepayments on certain Federal Home Loan Bank (“FHLB”) borrowings during the second and third quarters of 2006.

We recognized $21,000 in securities gains during the first nine months of 2006, compared to gains of $153,000 during the first nine months of 2005. In addition, during the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock.

Noninterest expense represents ordinary overhead expenses. These expenses increased $3.1 million, or 9.4%, during the first nine months of 2006, compared with the first nine months of 2005. The following table reflects the details of this change:

(In thousands)	Nine Months Ended September 30,
	2006	2005	Change
Salaries and employee benefits	$20,939	$18,789	$2,150
Premises and fixed asset expense	4,911	4,603	308
Other expense	10,278	9,619	659

Total other expense	$36,128	$33,011	$3,117

Salaries and employee benefits increased by $2.2 million, or 11.4%. This increase can be attributed to three primary factors: 1) salaries and employee benefits related to the new de novo branches in Hoover, Alabama and Williamson County, Tennessee; 2) additional salaries and employee benefits related to the former SunCoast branches; and 3) pension costs associated with certain scheduled retirements. Premises and fixed asset expense increased by $308,000, or 6.7%, due to expenses associated with the de novo branches and the former SunCoast branches. Other noninterest expenses increased by $659,000, or 6.9%. The increase is due to increases in several expense categories, including consulting fees, advertising, computer services and director fees.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was relatively stable at 27.2% for the first nine months of 2005 and 27.0% for the first nine months of 2006.

Third quarter of 2006 compared to the third quarter of 2005

Earnings for the third quarter of 2006 were $3.1 million, or $0.27 per share, compared to $3.4 million, or $.42 per share, for the third quarter of 2005. On an annualized basis, these 2006 totals equate to a 0.7% return on average assets and a 7.0% return on average equity. For this same period in 2005, the annualized return on average assets was 1.0% and the annualized return on average equity was 11.5%. As was the case for the year to date, the return on average equity was impacted by the $50.6 million sale of common stock completed on May 12, 2006. Also impacting the return on average equity was the issuance of approximately 922,000 shares of common stock in connection with the SunCoast acquisition consummated on August 17, 2006 and the $2.0 million impairment charge recorded in the third quarter of 2006.

Net interest income for the third quarter of 2006 was $13.0 million, compared to $11.2 million for 2005. This represents an increase of 15.9%. During this quarter, the net interest margin was 3.43%, compared to 3.53% for the same period of 2005. This decrease in margin was primarily due to the cost of deposits and other borrowings increasing more than the yield on average earning assets. In comparing the third quarter of 2006 to the same quarter of 2005, we gained 92 basis points of yield on our average earning assets. However, during the same period, the cost of funds increased by 128 basis points. Average earning assets increased by $242.4 million between the third quarter of 2005 and the third quarter of 2006. This increase is composed of the following: average loans increased from $808.2 million during the third quarter of 2005 to $1.0 billion during the third quarter of 2006; average federal funds sold and other interest-bearing cash accounts increased from $18.3 million during the third quarter of 2005 to $26.9 million during the third quarter of 2006; and the average balance in investment securities increased from $436.8 million to $476.6 million. From the third quarter of 2005 to the third quarter of 2006, the yield on loans increased from 6.67% to 7.75%, the yield on federal funds sold increased from 3.14% to 4.65% and the yield on the investment securities portfolio increased from 4.33% to 4.71%. The cost of deposits increased from 2.29% to 3.54% and the cost of other borrowings increased from 4.26% to 5.30%. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses decreased from $535,000 during the third quarter of 2005 to a credit of $72,000 in the same quarter of 2006. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

Our noninterest income, exclusive of securities gains and impairment charge, increased by $0.8 million, or 15.5%, from the third quarter of 2005 to the third quarter of 2006. The following table reflects the details of this change:

(In thousands)	Quarter Ended September 30,
	2006	2005	Change
Service charges on deposit accounts	$2,359	$2,092	$267
Insurance commissions, fees and premiums	1,238	1,233	5
Trust Department income	551	489	62
Mortgage loan fees	225	260	(35)
Other income	1,438	955	483

Total other income	$5,811	$5,029	$782

The change in noninterest income resulted primarily from a $434,000 gain on early extinguishment of debt related to prepayments of certain FHLB borrowings, reflected in the other noninterest income category. Service charges on deposit accounts increased by 12.8%, due mostly to improved management and oversight of our noninterest-bearing accounts.

We recognized $2,000 in securities gains during the third quarter of 2006, compared to gains of $59,000 during the third quarter of 2005. In addition, during the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock.

Noninterest expenses increased $1.5 million, or 13.7%, during the third quarter of 2006, compared with the third quarter of 2005. The following table reflects the details of this change:

(In thousands)	Quarter Ended September 30,
	2006	2005	Change
Salaries and employee benefits	$7,350	$6,402	$948
Premises and fixed asset expense	1,717	1,495	222
Other expense	3,593	3,240	353

Total other expense	$12,660	$11,137	$1,523

Salaries and employee benefits increased by $948,000, or 14.8%. This increase can be attributed to three primary factors: 1) salaries and employee benefits related to the new de novo branches in Hoover, Alabama and Williamson County, Tennessee; 2) additional salaries and employee benefits related to the former SunCoast branches; and 3) pension costs associated with certain scheduled retirements. Expenses associated with premises and fixed assets increased by $222,000, or 14.8%, due to fixed asset expenses relating to the former SunCoast branches, the Memphis branch opened during the quarter, and the de novo branch in Williamson County. Other expense increased by $353,000, or 10.9%, due to increases in several accounts, including communications, computer services and director fees.

Our effective tax rate decreased from 26.9% for the third quarter of 2005 to 26.3% for the third quarter of 2006. This decrease in the effective tax rate for the quarter resulted primarily from the percentage relationship of tax-free income to total pre-tax income.

Financial Condition

During the first nine months of 2006, our balance sheet showed an increase in total assets from $1.45 billion to $1.76 billion, an increase of approximately $317.1 million, or 21.9%. During the period, cash and cash equivalents increased by approximately $11.0 million, or 25.5%, from $43.1 million to $54.1 million. SunCoast contributed approximately $3.6 million of this increase. Also during the first nine months of 2006, the investment securities portfolio increased from $442.4 million to $477.6 million, an increase of $35.2 million, or 8.0%. The increase is due to 1) the investment of proceeds received from our common stock offering and 2) the acquisition of SunCoast, which contributed $9.2 million of the increase. The loan portfolio increased from $860.6 million at the end of 2005 to $1.1 billion at the end of the third quarter of 2006, an increase of $238.2 million, or 27.7%. Loan balances have increased in our Alabama and Tennessee markets and have declined slightly in our Mississippi markets. SunCoast contributed $125.6 million to this increase.

At September 30, 2006, the allowance for loan losses was $10.8 million. This amount represents a $1.5 million, or 16.1%, increase from December 31, 2005, and a $1.2 million, or 13.0%, increase from September 30, 2005. Even though there has been strong competition for good quality credits in our markets, we have not reduced our underwriting standards, and as a result, the quality of the portfolio remains strong.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio:

	Nine Months Ended 9/30/06	Year Ended 12/31/05	Nine Months Ended 9/30/05
Net charge-offs as a percentage of average net loans outstanding	0.11%	0.46%	0.36%
Non-performing loans as a percentage of total loans	0.34%	0.30%	0.52%
Classified assets as a percentage of average capital	12.66%	17.73%	18.81%
Allowance for loan losses as a percentage of total loans	0.98%	1.08%	1.18%

Based on the evaluations described earlier and the information above, the allowance for loan losses at September 30, 2006 was deemed adequate to cover exposure within our loan portfolio.

The liability side of the balance sheet increased from $1.3 billion at December 31, 2005 to $1.6 billion at September 30, 2006, an increase of $243.2 million, or 18.3%. During the first nine months of 2006, deposits increased by $202.3 million, or 18.0%, from $1.1 billion to $1.3 billion. The increase resulted from a $197.9 million, or 20.7%, increase in interest-bearing deposits, and a $4.3 million, or 2.6%, increase in noninterest-bearing deposits. The acquisition of SunCoast contributed $128.1 million to the increase in deposits. Also during the period, we actively sought to increase deposits, in order to fund expected increases in loan demand.

Shareholders’ equity increased from $117.0 million to $190.9 million during the first nine months of 2006.

In May 2006, we completed a public offering of 2.76 million shares of our common stock resulting in net proceeds of approximately $50.6 million. Our treasury stock shares were reissued as part of this offering. We used a portion of the proceeds from the offering to fund the SunCoast acquisition and intend to use the remainder of the proceeds to fund the Seasons acquisition and for other general corporate purposes. In August 2006, we completed our acquisition of SunCoast. The acquisition was valued at approximately $36.0 million, of which 45% was paid in cash and 55% was paid in shares of our common stock. We issued approximately 922,000 shares in connection with the SunCoast acquisition. On September 22, 2006, we announced that the Seasons merger agreement had been amended to reduce the acquisition’s value to approximately $16.9 million, which will be paid entirely in cash. We expect the Seasons acquisition, which is subject to Seasons shareholder approval, to close in the fourth quarter of 2006.

We earned $9.9 million in net income during the first nine months of 2006. Also, the market value of the available-for-sale portion of our investment securities portfolio increased during the period, causing accumulated other comprehensive income to move from an unrealized loss of $8.2 million at December 31, 2005 to an unrealized loss of $5.7 million at September 30, 2006. During the first nine months of 2006, we declared dividends of approximately $7.8 million.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At September 30, 2006, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by our holding company are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At September 30, 2006, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $10.1 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to our holding company or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At September 30, 2006, there were no formal borrowings between the holding company (or its non-banking subsidiaries) and the Bank.

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

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2006, the amount of unfunded commitments outstanding was $361.7 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of September 30, 2006, the amount of outstanding letters of credit was $18.4 million.

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

Market Risk

During the first nine months of 2006, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of September 30, 2006, we had five outstanding swaps with a total notional amount of $50 million. Original maturities on these swaps range from twelve to twenty-four months, and rates range from 7.68% to 8.02%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by Statement No. 133, we measured the effectiveness of these transactions as of September 30, 2006 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At September 30, 2006, our balance sheet reflected approximately $184.1 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents approximately 10.4% of total assets and indicates that we are liability sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will level out during the remainder of 2006 and begin to move downward in 2007. Thus, management believes that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands) Average Balance
	Quarter Ended 9/30/06	Nine Months Ended 9/30/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$1,002,236	$914,413	$808,796
Federal funds sold and other interest-bearing assets	26,883	22,765	20,111
Securities:
Taxable	358,400	342,151	321,250
Tax-exempt	118,212	118,792	123,513

Totals	1,505,731	1,398,121	1,273,670

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,089,559	1,011,971	938,410
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	208,970	202,486	183,311

Totals	1,298,529	1,214,457	1,121,721

Net amounts	$207,202	$183,664	$151,949

	Interest For
	Quarter Ended 9/30/06	Nine Months Ended 9/30/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$19,574	$51,577	$53,035
Federal funds sold and other interest-bearing assets	315	868	669
Securities:
Taxable	4,381	12,340	14,433
Tax-exempt	1,274	3,758	5,047

Totals	25,544	68,543	73,184

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	9,732	24,170	20,327
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2,791	7,524	7,643

Totals	12,523	31,694	27,970

Net amounts	$13,021	$36,849	$45,214

	Yields Earned And Rates Paid (%)
	Quarter Ended 9/30/06	Nine Months Ended 9/30/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	7.75	7.54	6.56
Federal funds sold and other interest-bearing assets	4.65	5.10	3.33
Securities:
Taxable	4.85	4.82	4.49
Tax-exempt	4.27	4.23	4.09

Totals	6.73	6.55	5.75

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	3.54	3.19	2.17
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	5.30	4.97	4.17

Totals	3.87	3.49	2.46

Net margin	3.43	3.52	3.55

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.58	6.51	6.29

Total earning assets	6.99	6.75	5.96

Net margin	3.61	3.72	3.76

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

As part of the quarter-end close process and in accordance with generally accepted accounting principles, management reviewed the Corporation’s securities portfolio to determine whether any other-than-temporary impairment existed. As a result of this review, the Corporation recorded a $2.0 million impairment loss on certain FNMA and FHLMC preferred stock.

ITEM 6 – EXHIBITS

2.1	Amended and Restated Agreement and Plan of Merger by and between Cadence Financial Corporation and Seasons Bancshares, Inc. dated as of September 22, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K, filed on September 25, 2006)

4.1	Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to Form S-4 (Commission File No. 333-135817), filed July 17, 2006)

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2005, filed with the Commission on March 14, 2006, in Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 9, 2006, or in Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 7, 2006.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and the nine-month periods ended September 30, 2006, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION
Registrant

Date: November 8, 2006	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of per-share earnings	28

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	29

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	30

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	31

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	32