Form 10-K
period 2006-12-31
CADENCE FINANCIAL CORP
filed 2007-03-14
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-15773

Cadence Financial Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0694775
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 East Main Street, Starkville, Mississippi	39759
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(662) 323-1341

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $1 par value	The NASDAQ Global Select Market
(Title of Class)	(Exchange on Which Registered)

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

Aggregate market value of the voting stock held by nonaffiliates as of June 30, 2006, was approximately $211,030,794, based on most recent sale.

The number of shares outstanding of the registrant’s common stock as of February 28, 2007 is 11,888,932 shares.

Documents incorporated by reference

Portions of the Corporation’s proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III and portions of the Corporation’s annual report to shareholders are incorporated by reference into Part IV.

FORM 10-K

PART I

Forward-Looking Statements

Certain information included in this report contains forward-looking statements and information that are based on management’s beliefs and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in our report, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report and that may be discussed from time to time in our reports filed with the Securities and

Exchange Commission subsequent to this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

ITEM 1 - BUSINESS

Cadence Financial Corporation

Cadence Financial Corporation (the “Corporation”), formerly known as NBC Capital Corporation, is a financial holding company, organized under the laws of the State of Mississippi. The Corporation’s assets consist primarily of its investment in Cadence Bank, N.A. (“Cadence” or the “Bank”), a national banking corporation, and its primary activities are conducted through Cadence.

Following the close of business on August 17, 2006, the Corporation acquired SunCoast Bancorp, Inc. (“SunCoast”), the holding company for SunCoast Bank, a commercial bank operating in Sarasota and Manatee Counties, Florida. The acquisition was valued at approximately $35.9 million, of which 45% was paid in cash and 55% was paid in shares of the Corporation’s common stock. Option holders received the difference between the cash election price and the option price of their options, or an aggregate of approximately $1.0 million.

Following the close of business on November 14, 2006, the Corporation acquired Seasons Bancshares, Inc. (“Seasons”), the holding company for Seasons Bank, headquartered in Blairsville, Georgia. The acquisition was an all-cash transaction valued at approximately $17.6 million.

Cadence Bank, N.A.

Cadence is engaged in the general banking business and activities closely related to banking, as authorized by the banking laws and regulations of the United States. There were no significant changes in the Bank’s business activities during 2006, other than the acquisitions described above, nor has there been any disposition of material amounts of assets. There are no major operational changes planned for the near future.

Cadence provides a complete line of wholesale and retail financial services, including mortgage loans and trusts. The customer base is well diversified and consists of business, industry, agriculture, government, education and individual accounts. Profitability and growth have been consistent throughout the Bank’s history; however, both have slowed recently, as the Corporation has dealt with a very slow economy and low loan demand in its core Mississippi market area. In 2006, the Corporation took several steps to address this situation through its overall growth strategy, which included branch expansion in its existing higher growth markets, de novo branching in other high growth markets and external acquisitions.

Cadence is the largest commercial bank domiciled in the north central “Golden Triangle” area of Mississippi. In Mississippi, a total of twenty banking facilities and an operations/administration center serve the communities of Aberdeen, Amory, Brooksville, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the main office in Starkville.

The Bank also serves the Tuscaloosa and Hoover, Alabama areas with six banking facilities, and the Memphis, Tennessee area with five banking facilities and an operations/data center. In 2006, Cadence opened its first banking facility in Brentwood, Tennessee (Nashville MSA). Also in 2006, the SunCoast and Seasons acquisitions added a total of five Cadence banking facilities – three in Sarasota and Bradenton, Florida and two in Blairsville and Blue Ridge, Georgia.

The following chart reflects, as of December 31, 2006, the distribution of total assets, loans, deposits and branches in the states in which Cadence conducts its business:

State	Assets	Loans	Deposits	Branches
Alabama	9%	14%	12%	16%
Florida	7%	10%	6%	8%
Georgia	4%	6%	5%	6%
Mississippi	57%	34%	60%	54%
Tennessee	23%	36%	17%	16%

	100%	100%	100%	100%

Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly owned subsidiary of Cadence, operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities and other commercial lines. GCM has locations in Aberdeen, Amory, Columbus, Starkville and West Point, Mississippi. At December 31, 2006, GCM had total assets of approximately $5.1 million, and for the year ended December 31, 2006, reported gross revenues of approximately $4.6 million.

Cadence has two other wholly owned subsidiaries, NBC Service Corporation (“Service”), and NBC Insurance Services of Alabama (“Insurance”). Service was formed to provide additional financial services that otherwise might not be provided by Cadence. For 2006, its primary activity was limited to its investment in Commerce National Insurance Company (“CNIC”). CNIC is a credit life insurance company whose primary source of income is from investment income on securities held in its portfolio. In 2002, the Bank discontinued selling credit life insurance on loans. As a result, the Corporation plans to allow CNIC’s outstanding insurance policies to run-off over the next several years and then to dissolve and liquidate CNIC. Insurance was formed in 1999 for the purpose of selling annuity products in the state of Alabama. For 2006, its activities were not significant.

Competition

Cadence encounters strong competition in each of its markets, based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of services provided, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

Cadence and its subsidiaries currently serve six counties and ten municipalities in north central Mississippi. In this area, the Bank competes directly with numerous banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $508 million to in excess of $86 billion (size of parent companies). Cadence is the largest bank domiciled in its immediate service area.

Cadence also serves the cities of Tuscaloosa and Hoover, Alabama; Memphis and Brentwood, Tennessee; Sarasota and Bradenton, Florida; and Blairsville and Blue Ridge, Georgia. In these markets, the Bank competes with numerous financial institutions ranging in asset size from approximately $130 million to $1.4 trillion (size of parent companies). Cadence also competes with numerous credit unions, finance companies, brokerage firms, mortgage companies and insurance companies in these markets.

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

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a financial holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board also performs examinations of the Corporation and has the authority to regulate provisions of certain holding company debt.

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

Dividends paid by the Corporation are substantially provided from dividends from Cadence. Generally, the approval of the Office of the Comptroller of the Currency (the “OCC”) is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. For the year 2007, Cadence has available approximately $11.8 million plus its net income for 2007 to pay as dividends, without obtaining permission from the OCC.

The Federal Reserve Board, Federal Deposit Insurance Corporation (“FDIC”) and OCC have established risk-based capital guidelines for holding companies, such as the Corporation, and for the subsidiary banks of holding companies, such as Cadence. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The Corporation’s risk-based capital strategy is to maintain sufficient capital levels to qualify the Corporation’s bank subsidiary as “well capitalized” under the guidelines set forth by the FDICIA. Maintaining capital ratios at the “well capitalized” level avoids certain restrictions, which, for example, could impact the FDIC assessment, trust services and asset/liability management of the Corporation’s subsidiary bank. At December 31, 2006, the Tier 1 and total capital ratios, respectively, of the Corporation (consolidated) and Cadence (individually) were well above the minimum 6% and 10% levels required to be categorized as “well capitalized” insured depository institutions.

The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

(a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution’s rating under the regulatory CAMELS rating system. Institutions with CAMELS ratings of 1 that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2006, the Corporation’s leverage capital ratio was 9.2%.

(b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8 percent. At December 31, 2006, the Corporation’s Tier 1 and total capital ratios were 11.7% and 12.5%, respectively.

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

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

National banks are required by the National Bank Act to adhere to branch office banking laws of the states in which they operate. Cadence may open branches throughout Mississippi, Alabama, Tennessee, Florida and Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, Cadence is able to acquire existing banking operations in Mississippi, Alabama, Tennessee, Florida and Georgia. Furthermore, federal legislation permits interstate branching. The law also permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. Effective June 1, 1997, the Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. The Interstate Banking Act also permits national and state banks to establish de novo branches in another state if the state law applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches.

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

Interest and certain other charges collected or contracted by banks are often subject to state usury laws and certain federal laws concerning interest rates. The loan operations are also subject to certain federal laws applicable to credit transactions. These include but are not limited to: (i) the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; (ii) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; (iii) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; and (iv) the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations also are subject to certain laws and regulations, including but not limited to, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The Corporation’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act. Consequently, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Corporation’s common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) and is subject to the rules and by-laws of NASDAQ. Penalties for violations of the rules can result in fines for the Corporation and in certain cases the suspension of trading in the Corporation’s common stock or delisting.

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

Personnel

At December 31, 2006, Cadence had 446 full-time employees and GCM had 42 full-time employees. The Corporation, Service, Insurance and CNIC had no employees at December 31, 2006.

Executive Officers

The executive officers of the Corporation and a brief description of their principal employment during the last five years are listed below:

Name and Title	Age	Five-Year Experience
L. F. Mallory, Jr. Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence	64	Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence, since 1993

Mark A. Abernathy President and Chief Operating Officer and Chairman of Executive Committee, Cadence Financial Corporation and Cadence	50	President and Chief Operating Officer, Cadence Financial Corporation and Cadence, since 1997; Chairman of Executive Committee, Cadence Financial Corporation and Cadence, since 2006

Richard T. Haston Executive Vice President, Chief Financial Officer, and Assistant Secretary, Cadence Financial Corporation; Executive Vice President and Chief Financial Officer, Cadence	60	Executive Vice President, Chief Financial Officer, and Assistant Secretary, Cadence Financial Corporation, since July 2005; Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, Cadence Financial Corporation, from January 1997 - July 2005; Executive Vice President and Chief Financial Officer, Cadence, since 1996

Shane C. Williams Vice President and Treasurer, Cadence Financial Corporation; Executive Vice President and Treasurer, Cadence	39	Vice President and Treasurer, Cadence Financial Corporation, and Executive Vice President and Treasurer, Cadence, since July 2005; Assistant Treasurer, United Community Bank, Blairsville, Georgia, from 2003 - July 2005; Portfolio Manager and Asset Liability Manager, Provident Bank, Cincinnati, Ohio, from 1999 - 2003

John R. Davis Vice President, Cadence Financial Corporation; Executive Vice President and Manager of Consumer Financial Services, Cadence	51	Vice President, Cadence Financial Corporation, since January 1999; Executive Vice President and Manager of Consumer Financial Services, Cadence, since December 2005; Senior Vice President and Trust Officer, Cadence, from January 1999 - December 2005

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

We have a concentration of credit exposure in commercial real estate.

At December 31, 2006, we had approximately $515.0 million in loans to borrowers in the commercial real estate industry, representing approximately 42.1% of our total loans outstanding as of that date. The real estate consists primarily of office buildings and shopping centers and also includes apartment buildings, owner-operated properties, warehouses and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown approximately 50.0% since December 31, 2005. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposures. See “Supervision and Regulation.”

Competition in the banking industry is intense and may adversely affect our profitability.

We currently conduct our banking operations in north central Mississippi, the cities of Tuscaloosa and Hoover, Alabama, the cities of Memphis, Germantown and Nashville, Tennessee, the cities of Sarasota and Bradenton, Florida, and the cities of Blairsville and Blue Ridge, Georgia. The banking business is highly competitive and in our primary market areas, we experience competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. We may face a competitive disadvantage as a result of our smaller size and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance that this strategy will be successful.

Our success depends on local economic conditions where we operate.

To a certain extent, our success depends on the general economic conditions of the geographic markets we serve in the states of Mississippi, Alabama, Tennessee, Florida and Georgia. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general or any one or more of our local markets could negatively impact our results of operations and our profitability.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Management maintains an allowance for loan and lease losses based upon, among other things, (1) historical experience, (2) an evaluation of local, regional and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, and (6) results of regulatory examinations. Based on such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although we believe that the allowance for loan and lease losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions differ or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowance for loan and lease losses would result in a decrease in our net income and our capital.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on the factors listed in the preceding paragraph and other pertinent information. As we expand into new markets, our determination of the size of the allowance could be inaccurate due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $12.2 million, or 1.0% of loans, as of December 31, 2006.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. Our underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, may not prevent unexpected losses that could materially adversely affect our results of operations.

The banking industry is heavily regulated and such regulation could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC, the OCC and the state banking departments in the states in which our branches are located. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

In addition, the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC and NASDAQ that are now applicable to us have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from Cadence as our primary source of funds. The primary sources of funds of our bank subsidiary are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may face risks with respect to future expansion and acquisitions or mergers.

We may engage in de novo branch expansion, acquisitions or mergers in the future. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including:

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

Our recent growth plans have included the acquisition of other financial institutions. It is possible that the integration process for these acquisitions could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If we have difficulties with the integration process, we might not achieve the economic benefits expected to result from the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their deposits or loans from our bank and move their business to competing financial institutions.

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

Departures of our key personnel may harm our ability to operate successfully.

Our success has been and continues to be largely dependent upon the services of Lewis F. Mallory, Jr., our Chairman and Chief Executive Officer, and other members of our senior management team. Our continued success will depend, to a significant extent, on the continued service of these key personnel. The unavailability or the unexpected loss of any of them could have an adverse effect on our financial condition and results of operations. We cannot be assured of the continued service of our senior management team with us or our ability to find suitable replacements for any members of our management team.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

At December 31, 2006, Cadence’s properties consisted of 37 full-service bank branches (including the main office in Starkville, Mississippi), of which 31 are owned premises. Cadence also owns two operations centers in Starkville, Mississippi and Memphis, Tennessee. GCM operates from five separate locations, three of which are leased. The Corporation, Service, Insurance and CNIC did not own or lease any properties at December 31, 2006.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Reference is made to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption, “Market Information.”

(b) At December 31, 2006, the Corporation had 2,433 security holders of record.

(c) Dividends on common stock were declared quarterly in 2006 and 2005, and totaled as follows:

	(In Thousands) December 31,
	2006	2005
Dividends declared, $1.00 per share	$10,722	$—
Dividends declared, $0.98 per share	—	8,005

	$10,722	$8,005

(d) Performance Graph - The Securities and Exchange Commission requires that the Corporation include in its annual report on Form 10-K a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a performance indicator of the overall stock market and either a nationally recognized industry standard or an index of peer companies selected by the Corporation. The broad market indexes used in the graph are the AMEX Market Index and the NASDAQ Bank Index. The Corporation has chosen to use Hemscott, Inc. Financial Information “REGIONAL-SOUTHEAST BANKS” as its peer group index. A list of the companies is included in the index following the graph.

The graph assumes that $100 was invested in shares of the relevant issuers on January 1, 2002, and all dividends were immediately invested in additional shares. The value of the initial $100 investment is shown at one-year intervals, for a five-year period ending December 31, 2006. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization. The Corporation’s 2006 stock performance was impacted by a 2.76 million share stock offering that was sold into the secondary market in May.

Hemscott Industry Group 413-Regional-Southeast Banks

ALABAMA NATIONAL BANCORP	APPALACHIAN BANCSHARES	AUBURN NATIONAL BANC INC
BANCORPSOUTH INC	BANCTRUST FINANCIAL GRP	BANK OF THE OZARKS INC
BEACH FIRST NATIONAL BKS	BRITTON & KOONTZ CAP CP	CADENCE FINANCIAL CORP
CAPITALSOUTH BANCORP	CARDINAL FINANCIAL CORP	CENTERSTATE BANKS OF FL
CITIZENS FIRST CORP	CIVITAS BANKGROUP INC	COLONIAL BANCGROUP CL A
COMMUNITY NATL BANK LAKE	COMMUNITY TRUST BNCP INC	COMPASS BANCSHARES INC
CRESCENT BANKING COMPANY	EASTERN VIRGINIA BNKSHRS	FARMERS CAPITAL BANK CP
FAUQUIER BANKSHARES INC	FIRST BANCSHARES INC MS	FIRST FINANCIAL SVC CORP
FIRST HORIZON NATIONAL	FIRST M & F CORPORATION	FNB CORPORATION FL
FNB CORPORATION VA	FPB BANCORP INC	HANCOCK HOLDING CO
HERITAGE FINANCIAL GROUP	IBERIABANK CORPORATION	MIDSOUTH BANCORP INC
HANCOCK HOLDING CO	HERITAGE FINANCIAL GROUP	HORIZON BANCORPORATION
NB&T FINANCIAL GROUP	NEXITY FINANCIAL CORP	PEOPLES BANCTRUST CO
PINNACLE BANCSHARES INC	PINNACLE FINANCIAL PARTN	PORTER BANCORP INC
PREMIER FINANCIAL BANCP	REGIONS FINANCIAL CORP	RENASANT CORP
REPUBLIC BANCORP INC CLA	S.Y. BANCORP INC	SECURITY BANK CORP
SIMMONS FIRST NATL CORP	SOUTHCOAST FNCL CORP	SUPERIOR BANCORP
TENNESSEE COMMERCE BANC	TRUSTMARK CORP	UNITED SECURITY BNC INC
WHITNEY HOLDING CORP

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$74,182	$53,035	$43,242	$34,073	$40,022
Interest and dividends on securities	21,500	19,480	18,796	17,242	19,814
Other interest income	1,312	669	346	262	215

Total interest income	96,994	73,184	62,384	51,577	60,051
Interest expense	46,512	27,970	21,186	17,881	22,876

Net interest income	50,482	45,214	41,198	33,696	37,175
Provision for loan losses	1,656	2,128	3,522	2,770	2,790

Net interest income after provision for loan losses	48,826	43,086	37,676	30,926	34,385

Service charges on deposit accounts	8,878	7,952	8,581	7,774	7,110
Other income	11,115	11,983	11,526	12,871	10,936

Total noninterest income	19,993	19,935	20,107	20,645	18,046

Salaries and employee benefits	28,766	24,934	23,415	19,868	19,827
Occupancy and equipment expense	6,815	6,172	5,861	4,657	4,728
Other expenses	14,101	13,639	12,451	9,029	8,863

Total noninterest expenses	49,682	44,745	41,727	33,554	33,418

Income before income taxes	19,137	18,276	16,056	18,017	19,013
Income taxes	4,984	4,522	3,757	4,492	4,792

Net income	$14,153	$13,754	$12,299	$13,525	$14,221

PER SHARE DATA
Net income - basic	$1.37	$1.68	$1.51	$1.65	$1.73
Net income - diluted	1.37	1.68	1.50	1.65	1.73
Dividends	1.00	0.98	0.96	0.92	0.87
FINANCIAL DATA
Total assets	$1,899,948	$1,446,117	$1,439,573	$1,093,223	$1,077,456
Net loans	1,210,710	851,332	817,649	582,933	570,296
Total deposits	1,460,523	1,121,684	1,116,373	815,839	817,447
Total shareholders’ equity	191,265	116,984	114,766	111,102	111,107

SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	Average balance sheets (consolidated):

The following table presents, for the years indicated, condensed daily average balance sheet information.

	(In Thousands)
	2006	2005	2004
Assets:
Cash and due from banks	$41,290	$38,817	$38,630
Securities:
Taxable	343,515	321,250	320,431
Tax-exempt	116,328	123,513	119,369

Total securities	459,843	444,763	439,800

Federal funds sold and other interest-bearing assets	25,893	20,111	26,644
Loans	973,466	808,796	756,112
Less allowance for loan losses	10,463	10,604	9,248

Net loans	963,003	798,191	746,864
Other assets	141,579	116,235	43,012

Total Assets	$1,631,608	$1,418,118	$1,294,950

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$165,939	$152,683	$102,391
Interest-bearing	1,061,250	938,410	880,303

Total deposits	1,227,189	1,091,093	982,694
Federal funds purchased and securities sold under agreements to repurchase	63,830	34,204	32,994
Borrowed funds	144,097	149,107	164,190
Other liabilities	5,020	27,047	3,121

Total liabilities	1,440,136	1,301,451	1,182,999

Shareholders’ equity	191,472	116,667	111,951

Total Liabilities and Shareholders’ Equity	$1,631,608	$1,418,118	$1,294,950

B.	Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	2006	2005	2004
EARNING ASSETS
Loans	$973,466	$808,796	$756,112
Federal funds sold and other interest-bearing assets	25,893	20,111	26,644
Securities:
Taxable	343,515	321,250	320,431
Tax-exempt	116,328	123,513	119,369

Totals	1,459,202	1,273,670	1,222,556

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	1,061,250	938,410	880,303
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	207,927	183,311	197,184

Totals	1,269,177	1,121,721	1,077,487

Net Amounts	$190,025	$151,949	$145,069

	($ In Thousands) Average Balance			Yields Earned And Rates Paid (%)
	2006	2005	2004	2006	2005	2004
EARNING ASSETS
Loans	$74,182	$53,035	$43,242	7.62	6.56	5.72
Federal funds sold and other interest-bearing assets	1,312	669	346	5.07	3.33	1.30
Securities:
Taxable	16,641	14,433	13,667	4.84	4.49	4.27
Tax-exempt	4,859	5,047	5,129	4.18	4.09	4.30

Totals	96,994	73,184	62,384	6.65	5.75	5.10

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	35,992	20,327	14,260	3.39	2.17	1.62
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	10,520	7,643	6,926	5.06	4.17	3.51

Totals	46,512	27,970	21,186	3.66	2.46	1.97

Net interest income	$50,482	$45,214	$41,198

Net yield on earning assets				3.46	3.55	3.37

(1)	Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

(2)	For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.

(3)	Interest income on loans includes related fees.

C.	Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest income:

	(In Thousands) 2006 Over 2005 Change Due To:			(In Thousands) 2005 Over 2004 Change Due To:
	Total	Rate	Volume	Total	Rate	Volume
EARNING ASSETS
Loans	$21,147	$9,357	$11,790	$9,793	$6,642	$3,151
Federal funds sold and other interest-bearing assets	643	415	228	323	383	(60)
Securities:
Taxable	2,208	1,169	1,039	766	730	36
Tax-exempt	(188)	114	(302)	(82)	(284)	202

Totals	$23,810	$11,055	$12,755	$10,800	$7,471	$3,329

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$15,665	$12,707	$2,958	$6,067	$5,079	$988
Interest on borrowed funds, federal funds purchased and securities sold under agreements to repurchase	2,877	1,766	1,111	717	1,146	(429)

Totals	$18,542	$14,473	$4,069	$6,784	$6,225	$559

(1)	Change in volume is the change in volume times the previous year’s rate.

(2)	Change in rate is the change in rate times the previous year’s balance.

(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

II. INVESTMENT PORTFOLIO

A.	The following tables present the book values of securities as of the dates indicated:

	(In Thousands)
	2006	2005	2004
U. S. Treasury	$300	$296	$297
U. S. Government agencies and mortgage-backed securities	326,555	307,193	315,152
States and political subdivisions	108,833	109,131	121,784
Other	12,892	25,820	28,537

Total book value	$448,580	$442,440	$465,770

B.	The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2006, and the weighted-average yield of such securities:

	($ In Thousands) Weighted-Average Yield
	0 - 1 Year	Yield (%)	1 - 5 Years	Yield (%)	5-10 Years	Yield (%)
Securities:
U. S. Treasury	$99	4.03%	$201	4.97%	$—	—
U. S. Government agencies	11,056	3.30%	59,695	5.00%	7,515	4.94%
Nontaxable municipals	1,845	7.35%	5,724	5.33%	35,433	5.04%
Taxable municipals	1,054	6.36%	146	4.19%	740	5.07%
Other	—	—	810	5.46%	306	4.40%

Total	$14,054		$66,576		$43,994

	10+ Years	Yield (%)
U. S. Government agencies	$97	5.13%
Nontaxable municipals	63,891	6.51%
Taxable municipals	—	—
Other	11,776	4.73%

Total	$75,764

	Book Value	Yield (%)
Mortgage-backed securities	$248,192	4.74%

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

At December 31, 2006, there were no securities from any issuers in excess of 10% of stockholders’ equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

A.	Type of loans

The amount of loans outstanding by type at the indicated dates are shown in the following table:

	(In Thousands) December 31,
Type	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$257,661	$209,017	$155,858	$97,974	$103,327
Real estate - construction	347,568	143,729	119,637	38,140	30,028
Real estate - mortgage	559,604	457,453	478,792	386,607	356,493
Installment loans to individuals	38,833	40,825	57,599	56,800	77,692
Other	19,280	9,620	16,677	9,593	8,785

Total loans	$1,222,946	$860,644	$828,563	$589,114	$576,325

B.	Maturities and sensitivities of loans to changes in interest rates

The following table sets forth as of December 31, 2006, the amount of loans due in the periods indicated:

	(In Thousands)
Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$178,713	$75,872	$3,076	$257,661
Real estate - construction	285,508	54,507	7,553	347,568

	$464,221	$130,379	$10,629	$605,229

Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Loans with:
Predetermined interest rates	$66,859	$119,385	$7,642	$193,886
Floating interest rates	397,362	10,994	2,987	411,343

	$464,221	$130,379	$10,629	$605,229

C.	Non-performing loans

1.	The following table states the aggregate amount of loans that were non-performing on the dates indicated:

	(In Thousands) December 31,
Type	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis	$1,435	$498	$1,918	$766	$1,274
Accruing loans past due 90 days or more	1,146	2,043	1,094	1,998	2,700
Renegotiated “troubled” debt	151	73	1,502	489	304

2.

There were no loan concentrations in excess of 10% of total loans at December 31, 2006. However, lending activities are affected by the economic trends within the areas served by the Corporation and its subsidiaries. These economic trends, in turn, can be influenced by the areas’ larger employers and industries, such as Mississippi State University, Bryan Foods, and Columbus Air Force Base in Mississippi; University of Alabama and Mercedes-Benz Automotive Plant in Alabama; Federal Express and Auto Zone in Tennessee; and the tourism industry in Florida.

3.	There were no outstanding foreign loans at December 31, 2006.

4.	Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the table above do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Corporation or its subsidiary bank, or their future operating results, liquidity or capital resources.

5.	If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the year ended December 31, 2006.

6.	Management stringently monitors loans that are classified as non-performing. Non-performing loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (a) the classification of a loan as non-accrual internally or by regulatory examiners, (b) delinquency on principal for 90 days or more unless management is in the process of collection, (c) a balance remains after repossession of collateral, (d) notification of bankruptcy, or (e) management judges that non-accrual status is appropriate.

7.	At December 31, 2006, the recorded investment in loans identified as impaired totaled approximately $13.6 million. The allowance for loan losses related to these loans approximated $2.1 million. The average recorded investment in impaired loans during the year ended December 31, 2006, was $10.3 million. Total interest recognized on impaired loans and the amounts recognized on a cash basis were not significant.

D.	Other interest-bearing assets

There were no other interest-bearing non-performing assets at December 31, 2006.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following table shows changes in the Corporation’s allowance for loan losses for the periods indicated:

	($ In Thousands) Years Ended December 31,
	2006	2005	2004	2003	2002
Beginning balance	$9,312	$10,914	$6,181	$6,029	$6,753
Allowance of acquired entity	3,116	—	4,547	—	—

	12,428	10,914	10,728	6,029	6,753
Charge-offs:
Domestic:
Commercial, financial and agricultural	(749)	(1,320)	(732)	(473)	(708)
Real estate	(526)	(1,373)	(2,070)	(1,105)	(1,240)
Installment loans and other	(1,358)	(1,927)	(1,308)	(1,559)	(2,226)

Total charge-offs	(2,633)	(4,620)	(4,110)	(3,137)	(4,174)

Recoveries:
Domestic:
Commercial, financial and agricultural	259	52	133	71	39
Real estate	119	348	185	68	64
Installment loans and other	407	490	456	477	557

Total recoveries	785	890	774	616	660

Net charge-offs	(1,848)	(3,730)	(3,336)	(2,521)	(3,514)

Allowance applicable to Finance Company loans sold	—	—	—	(97)	—
Provision charged to operations	1,656	2,128	3,522	2,770	2,790

Ending balance	$12,236	$9,312	$10,914	$6,181	$6,029

Ratio of net charge-offs to average loans outstanding	0.19	0.46	0.44	0.44	0.59

Estimated charge-offs in 2007 are as follows: commercial, financial and agricultural - $1.0 million; real estate - $1.5 million; and installment loans and other - $1.0 million.

The following table indicates the ratio of allowance for loan losses to loans outstanding at year-end:

	December 31,
	2006	2005	2004	2003	2002
Ratio of allowance for loan losses to loans outstanding at year end	1.00	1.08	1.32	1.05	1.05

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

The following schedule sets forth the components of the allowance for loan losses at December 31, 2006 and 2005. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

	2006		2005
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$13,577	$2,113	$10,544	$1,293
Graded loans	557,122	1,745	19,978	812
Homogeneous pools	105,114	524	120,315	855
Other loans	547,133	5,334	709,807	4,768
Unallocated component	—	2,520	—	1,584

	$1,222,946	$12,236	$860,644	$9,312

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

Real Estate Loans

The Bank originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2006, these loans totaled $907 million or approximately 74% of the loan portfolio.

The Bank originates commercial real estate loans of up to 80% of the appraised value. Currently, it is the Corporation’s policy to originate these loans only to carefully selected borrowers and on properties in the market area. Of primary concern in commercial real estate lending are the borrower’s credit worthiness and the feasibility and cash flow potential of the project. To monitor cash flows of borrowers, annual financial statements are obtained from the borrower and loan guarantors, if any. Although many banks have had significant losses in commercial real estate lending, Cadence has historically sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio at the time.

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

Consumer and Other Loans

Cadence offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $39 million, or 3% of total loans, at December 31, 2006. Consumer loans are originated in order to provide a wide range of financial services to customers and because the terms and normally higher interest rates on such loans help maintain a profitable spread between the average loan yield and the cost of funds.

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

The Bank makes commercial business loans on both a secured and unsecured basis with terms generally not exceeding five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2006, commercial business loans represented $258 million, or approximately 21%, of the Corporation’s total loan portfolio.

V. DEPOSITS

	($ In Thousands)
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
A. Average deposits:
Domestic:
Noninterest - bearing	$165,939	—	$152,683	—	$102,391	—
Interest - bearing demand (1)	414,137	2.51%	381,007	1.40%	379,266	0.90%
Savings	42,218	0.46%	44,149	0.24%	44,186	0.30%
Time	604,895	4.20%	513,254	2.90%	456,851	2.40%
Foreign	N/A		N/A		N/A

Total	$1,227,189		$1,091,093		$982,694

(1)	Includes Money Market accounts

B.	Other categories - None

C.	Foreign deposits - Not material

D.	Time certificates of deposit of $100,000 or more and maturities at December 31, 2006:

	(In Thousands)
	Total	3 Months or Less	3 Months Through 6 Months	6 Months Through 12 Months	Over 12 Months
Time certificates of deposit of $100,000 or more	$400,620	$174,081	$89,469	$75,462	$61,608

E.	Foreign office time deposits of $100,000 or more - Not applicable

VI. RETURN ON EQUITY AND ASSETS

The following financial ratios are presented for analytical purposes:

	December 31,
	2006	2005	2004
Return on assets (net income divided by total average assets)	0.9	1.0	1.0
Return on equity (net income divided by average equity)	9.0	11.8	11.0
Dividend payout ratio (dividends per share divided by basic net income per share)	73.0	58.3	63.6
Equity to asset ratio (average equity divided by average total assets)	9.6	8.2	8.7

VII. SHORT-TERM BORROWINGS

	($ In Thousands)
	2006	2005	2004
Balance at year end	$80,838	$58,571	$26,799
Weighted average interest rate at year end	4.45%	3.19%	1.27%
Maximum amount outstanding at any month end for the year	$80,838	$58,571	$44,281
Average amount outstanding during the year	63,830	33,574	30,490
Weighted average interest rate during the year	4.17%	2.35%	0.92%

Note: Short–term borrowings include federal funds purchased and securities sold under agreements to repurchase.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements, including the notes thereto, and the supplemental financial data included elsewhere in this report, including the five-year summary of Selected Financial Data and management’s letter to shareholders at the beginning of our Annual Report to shareholders that accompanies the proxy statement for our 2007 annual meeting of shareholders.

INTRODUCTION AND MANAGEMENT OVERVIEW

Cadence Financial Corporation, formerly NBC Capital Corporation, is a financial holding company that owns Cadence Bank, N.A. (“Cadence” or the “Bank”), which operates in Mississippi, Alabama, Tennessee, Florida and Georgia. We provide full financial services, including banking, trust services, mortgage services, insurance and investment products. Our stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol of CADE.

For purposes of the following discussion, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of Cadence Financial Corporation and its wholly owned subsidiary, Cadence, unless the context suggests otherwise.

We accomplished a number of strategic objectives in 2006:

•

First, at the annual shareholders’ meeting held in June, our shareholders voted to change our corporate name to Cadence Financial Corporation. The change aligns our corporate name with that of the Bank and further leverages the brand recognition being created in our markets. The new Cadence brand is part of an overall marketing and business strategy that we expect to create marketing efficiencies by having one uniform marketing effort and brand.

•

Our strategic growth plan for 2006 included opening new branches in some of our higher growth markets, adding a de novo bank in another high growth market, and evaluating potential acquisition candidates to increase our share in existing markets and to expand our footprint into new markets. During 2006, we opened a Cadence de novo branch in Brentwood, Tennessee (Nashville MSA), as well as two new branches in the Memphis market. We also began planning the construction of a full-service branch in Hoover, Alabama (Birmingham MSA). On August 17, 2006, we completed our acquisition of SunCoast Bancorp, Inc. (“SunCoast”), the holding company for SunCoast Bank, a commercial bank operating in Sarasota and Manatee Counties, Florida. Additionally, on November 14, 2006, we completed our acquisition of Seasons Bancshares, Inc. (“Seasons”), the holding company for Seasons Bank, a commercial bank headquartered in Blairsville, Georgia. See Note B of the Notes to Consolidated Financial Statements for details relating to the Seasons and SunCoast acquisitions. These acquisitions will allow us to expand further into the rapidly growing markets of Tampa, Sarasota and Naples, Florida and the north Atlanta area of Georgia.

•

Finally, we issued additional equity in 2006 to support our growth objectives. On May 12, 2006, we closed on a secondary public offering of our common stock, where we sold 2.76 million shares at a price of $19.50 per share, resulting in net proceeds of approximately $50.2 million. We used a portion of these proceeds to fund the SunCoast and Seasons acquisitions and will use the remainder for other general corporate purposes.

During 2006, five major factors significantly impacted our operating results, as follows:

1)	The 2.76 million share stock offering and the issuance of 922,000 shares in the SunCoast acquisition significantly impacted our earnings per share for 2006. Our average primary shares outstanding increased from 8,166,211 in 2005 to 10,322,821 in 2006.

2)	Second, the Federal Reserve continued to raise short-term interest rates for the first half of 2006. The increase in rates impacted our net interest income, as yields on earning assets and cost of funds increased.

3)	Third, the overall economy in the Mississippi market remained somewhat flat; however, the Tennessee and Alabama markets provided good loan growth for the year ($137.7 million growth in Tennessee and $61.5 million growth in Alabama). The increased loan growth positively impacted our net interest income for 2006.

4)	Fourth, the acquisitions of SunCoast and Seasons directly impacted our net interest income by increasing our average earning assets. The acquisitions also increased our other expenses, primarily due to salaries and occupancy costs.

5)	Lastly, the overall credit quality of the Bank’s loan portfolio improved during 2006, which allowed us to reduce the provision for loan losses during the year below the levels that were budgeted.

For 2006, our net interest margin was 3.46%, compared to 3.55% for 2005. Increasing interest rates during the first half of 2006 improved the yields on loans, as the loan portfolio, which is composed of approximately 61% variable rate loans and 39% fixed rate loans, repriced upward. To a lesser extent, the improved rate environment also had a positive impact on the return on our investment portfolio, as the yields on the investment portfolio increased by 30 basis points over 2005. However, our overall cost of funds increased by a greater percentage during 2006, as the rising rate environment in the first half of the year and our need to fund the loan growth put pressure on deposit and other borrowing rates.

We maintained our underwriting standards during 2006, and therefore, as of December 31, 2006, management regarded the overall credit quality of the loan portfolio as good, evidenced by the lower provision for loan losses during the year, which is discussed more fully below.

During 2006, noninterest income, including gains on securities and impairment loss on securities, increased slightly, from $19.9 million to $20.0 million. The growth of noninterest income has been and continues to be one of our major strategic goals. The components and reasons for the increase in this category are discussed more fully below. Noninterest income accounted for 17.1% of income in 2006 and 21.4% of income in 2005. This change was impacted more by the growth in total interest income in 2006 (approximately 32.5%), than by the slight increase in noninterest income.

Another goal of management in 2006 was to continue to control the level of noninterest expenses. During 2006, total noninterest expenses increased by $4.9 million, or 11.0%. Approximately $3.7 million of this increase is due to expenses relating to the de novo branches in Hoover and Brentwood, the new branches in Memphis, and the former SunCoast and Seasons branches.

During 2006, we reported net income of $14.2 million, or $1.37 per fully diluted share, compared to $13.8 million, or $1.68 per fully diluted share, for 2005.

In 2007, management’s focus will turn from the external growth objectives of 2006, which included both de novo locations and acquisitions, to effectively and efficiently managing the footprint that has been established. We will continue to focus on growth; however, during 2007, we expect it to come from organic growth in our existing footprint.

We are continuing our efforts to grow loans and improve our margin. With potential improvement in the Mississippi market, the continued strong growth in Tennessee and Alabama and the addition of the Florida and Georgia markets, management believes that we will be able to achieve solid loan growth in 2007. The expansion or even maintenance of the margin, however, will be a more difficult objective to attain in the current interest rate environment. The inverted yield curve, an environment in which short-term rates are higher than long-term rates, presents a significant obstacle. Additionally, our need for funding has increased as our loan demand has increased, requiring us to pay higher rates to grow deposits.

Currently, management expects, based on available information, that interest rates will be flat to slightly down in 2007. We expect strong growth to continue in the Memphis and Tuscaloosa markets and anticipate that our recent entries into the Birmingham and Nashville MSAs and Florida will continue to provide us with additional strong growth markets. We based our 2007 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We continue to look for ways to grow noninterest income. The continued growth in the Memphis market, the expansion into the Birmingham and Nashville MSAs and the acquisitions of SunCoast and Seasons should provide new customer bases for our other banking products and services.

In the areas of noninterest income, our primary objective for 2007 is to expand our mortgage origination efforts into our new markets in Alabama, Tennessee, Florida and Georgia. This process began in late 2006, with the reorganization of our mortgage division to take advantage of these opportunities. We also continue our efforts to control noninterest expenses. In the area of noninterest expenses, our efforts will be focused on controlling these expense categories as we continue our efforts to achieve maximum efficiencies within our new expanded footprint. Reducing our efficiency ratio remains a key objective.

Our primary objective for 2007 is to grow net income. The previously mentioned growth in assets, expansion of noninterest income, and control of noninterest expenses will all contribute to this net income growth. Other areas of focus to accomplish this goal will be controlling the cost of funding that will be needed to both support our current asset levels and our expected growth and maintaining our level of credit quality. Funding is a challenging issue, due to the inverted yield curve. This situation makes it very difficult to obtain the desired spread between loan yields and cost of funds. Also, there is increased competition for core deposits as all banks struggle to maintain this very important component of their funding. If the economy slows or the real estate market continues to soften, credit quality will become an issue. Currently our credit quality is good, and we will continue our policy of not lowering our credit underwriting standards to obtain loan growth.

Even though we believe that we will have net income growth in 2007, it will not translate into growth in earnings per share. The reason for this is that in 2007, we will have the full effect of the shares issued in the additional equity offering and for the SunCoast acquisition for an entire year. The average outstanding shares for 2006 were 10,323,000. In 2007, we estimate that average outstanding shares will be at least 11,889,000, an increase of 1,566,000, or 15.2%.

In summary, our primary objectives in 2007 are to (1) increase net income; (2) improve our net interest margin; (3) expand our mortgage activities into our new markets; (4) gain efficiencies in our operations as we continue to assimilate the new markets; (5) maintain our credit quality; and (6) finalize our plans for additional branch expansion to begin in 2008.

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

Critical Accounting Policies

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

Provision/Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management and the Board of Directors after their evaluation of the risk exposure contained in our loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the period ended December 31, 2006, we identified the following five external risk factors: (1) stagnant to negative employment reports for the northeast Mississippi area; (2) the current higher rate environment resulting in higher borrowing costs and lower debt service coverages; (3) increased risk associated with commercial real estate credits; (4) slowdown trend in the real estate market; and (5) lack of familiarity with the north Georgia market. These external risk factors will be re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

Pension and Other Postretirement Benefit Plans

Another area that requires subjective and complex judgments is the liability and expense relating to our pension and other postretirement benefit plans. We maintain several benefit plans for our employees. They include a defined benefit pension plan, a defined contribution pension plan, a 401(k) plan and a deferred compensation plan. We make all contributions to these plans when due.

The defined benefit pension plan is the only plan that requires multiple assumptions to determine the liability under the plan. This plan has been frozen to new participants for several years. Management evaluates, reviews with the plan actuaries, and updates as appropriate the assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation. Actual experience that differs from the assumptions could have a significant impact on our financial position and results of operations. The discount rate and the expected rate of return on the plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability and the corresponding pension expense.

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, prior to 2006, management, in consultation with actuarial consultants, selected rates based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans. Beginning in 2006, management, with the assistance of actuarial consultants, selects the appropriate discount rate by performing an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities). To reflect the appropriate rate, based on this analysis, management reduced the discount rate from 6.00% in 2004 to 5.75% in 2005 and 2006. We used an expected rate of return of 7.5% for 2004, 2005 and 2006. From a historical perspective, the rates of return on the plan were 10.0% for 2004, 5.4% for 2005 and 9.5% for 2006. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service rules. As a result, as of December 31, 2006, the plan has a prepaid benefit cost of $3.1 million. At December 31, 2006, we had a current accumulated benefit obligation of approximately $9.3 million and plan assets with a fair value of approximately $11.6 million.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires us to recognize the funded status of the plan (defined as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. Detailed information on our pension plan and the related impacts of these changes on the amounts recorded in our financial statements can be found in Note M of the Notes to Consolidated Financial Statements.

Other-Than-Temporary Impairment of Investment Securities

A third area that requires subjective and complex judgments on the part of management is the review of the investments in the securities portfolio for other-than-temporary impairments. EITF Issue 03-01 and FASB FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and (7) interest rate trends that may impact recovery and realization. During the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock.

As of December 31, 2006, our securities portfolio included a significant number of securities that were impaired, by definition. We reviewed each of these securities to determine if any of the impairments were other-than-temporary. Using the criteria listed above, management made the determination that as of December 31, 2006, none of the impairments were other-than-temporary.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2006 and concluded that no impairment writedown was warranted. At December 31, 2006, we had approximately $67.1 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

Other Accounting/Regulatory Issues

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

RESULTS OF OPERATIONS

Net income for 2006 was $14.2 million, or $1.37 per diluted share, an increase from $13.8 million, or $1.68 per diluted share, in 2005 and $12.3 million, or $1.50 per diluted share, in 2004. Return on average equity was 9.0% in 2006, 11.8% in 2005, and 11.0% in 2004. Return on average assets was 0.9% in 2006 and 1.0% in 2005 and 2004.

Net interest income (“NII”), the primary source of our earnings, represents income generated from earning assets, less the interest expense of funding those assets. NII increased by 11.7% in 2006 and 9.7% in 2005. Changes in NII may be divided into two components; first, the change in average earning assets (volume component) and second, the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest-bearing liabilities.

In 2006, NII increased by $5.3 million, from $45.2 million in 2005 to $50.5 million. Average earning assets increased from $1.27 billion in 2005 to $1.46 billion in 2006, an increase of $185.5 million, or 14.6%. During this period, the net interest margin declined to 3.46%, compared to 3.55% for 2005. (Net interest margin is net interest income divided by average earning assets.)

In analyzing the rate component of NII, from 2005 to 2006, we gained 90 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 120 basis points. As the Federal Reserve raised interest rates during the first half of 2006, our loan portfolio, which is comprised of approximately 61% variable rate loans, was positively impacted. From 2005 to 2006, the yield on loans increased from 6.56% to 7.62%. The increase in interest rates also had a positive impact on other earning assets, as the yield on federal funds sold increased from 3.33% to 5.07% and the yield on the investment securities portfolio increased from 4.38% to 4.68%. The increase in rates had a negative impact on our cost of funds, as our cost of deposits increased from 2.17% to 3.39% and our cost of other borrowings increased from 4.17% to 5.06%. Also, the increase in rates resulted in an inverted yield curve. As a result, we were not able to increase our loan yields as much as the cost of deposits increased.

The increase in average earning assets from 2005 to 2006 is composed of the following: average loans increased by $164.7 million; average federal funds sold and other interest-bearing assets increased by $5.8 million; and average investment securities increased by $15.1 million. From 2005 to 2006, the average balance of interest-bearing deposits increased by $122.8 million, and the average balance of other borrowings increased by $24.6 million.

From 2004 to 2005, NII increased by $4.0 million, from $41.2 million to $45.2 million. The inclusion of Enterprise National Bank (“Enterprise”), acquired in 2004, for the full year of 2005 versus only nine months of 2004 accounted for $2.4 million of the 2005 increase. During 2005, the net interest margin was 3.55%, compared to 3.37% for 2004, an increase of 18 basis points.

The following table shows, for the periods indicated, an analysis of NII, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	($ in Thousands) Average Balance
	Year Ended 12/31/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$973,466	$808,796
Federal funds sold and other interest-bearing assets	25,893	20,111
Securities:
Taxable	343,515	321,250
Tax-exempt	116,328	123,513

Totals	1,459,202	1,273,670

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,061,250	938,410
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	207,927	183,311

Totals	1,269,177	1,121,721

Net amounts	$190,025	$151,949

	Interest For		Yields Earned And Rates Paid (%)
	Year Ended 12/31/06	Year Ended 12/31/05	Year Ended 12/31/06	Year Ended 12/31/05
EARNING ASSETS:
Net loans	$74,182	$53,035	7.62	6.56
Federal funds sold and other interest-bearing assets	1,312	669	5.07	3.33
Securities:
Taxable	16,641	14,433	4.84	4.49
Tax-exempt	4,859	5,047	4.18	4.09

Totals	96,994	73,184	6.65	5.75

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	35,992	20,327	3.39	2.17
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	10,520	7,643	5.06	4.17

Totals	46,512	27,970	3.66	2.46

Net amounts	$50,482	$45,214	3.46	3.55

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.43	6.29

Total earning assets			6.83	5.96

Net yield on earning assets			3.64	3.76

We utilize the provision for loan losses to replenish the allowance for loan losses on the balance sheet. Based on an evaluation of the risk exposure contained in the loan portfolio, management and the Board of Directors believe that the level of the allowance is adequate. This is an ongoing process, and we review and determine the amount of the provision quarterly, using a methodology that over the years has proven to be sound. The provision for loan losses decreased from $3,522,000 in 2004 to $2,128,000 in 2005 and to $1,656,000 in 2006. The decrease in the provisions for 2005 and 2006 resulted from an overall improvement in the credit quality in the portfolio. The details of these improvements are shown in the following section, entitled “Financial Condition,” under the discussion of the allowance for loan losses. Management expects significant loan growth in 2007 as our newer markets in Brentwood, Hoover, Sarasota, and Memphis continue to expand. Considering this expected growth and unknown external factors, management intends to increase the provision for loan losses in 2007. At this time, management expects the level of the provision to protect us from any unforeseen deterioration in the quality of the loan portfolio. However, if during the year, any or all of these factors change in direction or speed, we will make the necessary adjustments in the provision to reflect these changes.

Noninterest income includes various service charges, fees and commissions we collected, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of Cadence. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. Other income increased slightly from $19.9 million in 2005 to $20.0 million in 2006. The changes in the major categories between 2006 and 2005 are as follows:

(In thousands)	2006	2005	Change
Service charges on deposit accounts	$8,878	$7,952	$926
Insurance commissions, fees, and premiums	4,441	4,578	(137)
Other service charges and fees	2,933	2,481	452
Trust Department income	2,341	2,219	122
Mortgage loan fees	876	838	38
Securities gains (losses), net	66	159	(93)
Bank owned life insurance income	641	641	—
Impairment loss on securities	(2,025)	—	(2,025)
Other	1,842	1,067	775

Total other income	$19,993	$19,935	$58

Service charges on deposit accounts increased by 11.6% in 2006, mostly due to improved management and oversight of our noninterest-bearing accounts. Other service charges and fees increased by 18.2%, primarily due to increases in official check income, checkcard income, and retail investment income. Other noninterest income increased by 72.6% in 2006. This increase is mostly due to a $488,000 gain on the sale of our credit card portfolio, a $215,000 increase in earnings from our investment in a low income housing partnership, and $842,000 in gains on the early extinguishment of approximately $13.0 million of Federal Home Loan Bank (“FHLB”) borrowings assumed in the 2004 acquisition of Enterprise. Also, 2005 includes a $837,000 gain related to our interest in the Pulse card-clearing network, which was sold during the first quarter. Changes in other accounts were not individually material.

We recognized $66,000 in securities gains during 2006, compared with gains of $159,000 in 2005. In addition, during the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock. Those securities were sold in the fourth quarter of 2006 for amounts approximating their fair values.

Other income declined slightly from $20.1 million in 2004 to $19.9 million in 2005. The changes in the major categories between 2005 and 2004 are as follows:

(In thousands)	2005	2004	Change
Service charges on deposit accounts	$7,952	$8,581	$(629)
Insurance commissions, fees, and premiums	4,578	4,367	211
Other service charges and fees	2,481	2,426	55
Trust Department income	2,219	2,061	158
Mortgage loan fees	838	1,202	(364)
Securities gains (losses), net	159	223	(64)
Bank owned life insurance income	641	748	(107)
Other	1,067	499	568

Total other income	$19,935	$20,107	$(172)

The $172,000 decline in other income resulted mainly from a $629,000, or 7.3%, decline in service charges on deposit accounts; a $364,000, or 30.3%, decline in mortgage loan fees; and a $107,000, or 14.3%, decline in bank owned life insurance income. The decrease in service charges on deposit accounts largely resulted from an increase in the number of free checking accounts and an overall reduction in the amount of non-sufficient funds (“NSF”) fees that were generated from our noninterest-bearing deposit accounts. Mortgage fee income continued its decline during 2005. We experienced continued strong demand for new home loans; however, that demand was not enough to offset a decline in the demand to refinance existing mortgage loans. Bank owned life insurance income declined as the insurance companies continued to lower their crediting rates as the yields on their general account portfolios continued to decline as older, higher yield assets matured and were replaced by securities with lower yields.

These decreases were partially offset by increases in other categories of noninterest income. Income from fiduciary activities increased by $158,000, or 7.7%; insurance commissions and fee income increased by $211,000, or 4.8%; other noninterest income increased by $568,000, or 113.8%; and other service charges and fees increased by $55,000, or 2.3%. The increase in income from fiduciary activities resulted from the amount of assets under management and the overall improvement in the equity markets over the past year. The increase in insurance commissions and fee income resulted from an improvement in both sales volume and the level of profit sharing received from the insurance carriers based on loss experience. The increase in other service charges and fees and other noninterest income was due to a one-time gain of $837,000 related to our interest in the Pulse card-clearing network, which was sold during the first quarter of 2005, an increase of $192,000 in checkcard income and a $91,000 settlement from the State of Mississippi on a road construction project affecting a branch bank. The increase in checkcard income resulted from increased usage, as more transactions were processed electronically. This gain was partially offset by a $222,000 decline in income from retail investments and a decline of $147,000 in gain on sale of repossessed assets. All other changes in the other accounts were not material in amount.

We recognized $159,000 in securities gains during 2005, compared to gains of $223,000 during 2004.

Noninterest expense represents ordinary overhead expenses. These expenses increased from $44.7 million in 2005 to $49.7 million in 2006. The following table shows the detailed changes in the major categories of noninterest expense between 2005 and 2006:

(In thousands)	2006	2005	Change
Salaries	$23,010	$20,294	$2,716
Employee benefits	5,756	4,640	1,116
Net occupancy	3,314	2,958	356
Furniture and equipment	3,501	3,214	287
Communications	1,128	981	147
Data processing	1,676	1,520	156
Advertising	969	728	241
Professional fees	1,476	1,286	190
Intangible amortization	1,144	1,275	(131)
Other	7,708	7,849	(141)

Total other expense	$49,682	$44,745	$4,937

Noninterest expense increased by 11.0% in 2006, primarily due to the following: a $2.7 million, or 13.4%, increase in salaries; a $1.1 million, or 24.1% increase in employee benefits; a $356,000, or 12.0%, increase in net occupancy expense; a $287,000, or 8.9%, increase in furniture and equipment expense; and a $241,000, or 33.1%, increase in advertising expense.

The 13.4% increase in salaries and the 24.1% increase in employee benefits can be attributed to three primary factors: 1) salaries and employee benefits related to the new de novo branches in Hoover, Alabama and Brentwood, Tennessee; 2) additional salaries and employee benefits related to the former SunCoast and Seasons branches; and 3) pension costs associated with certain scheduled retirements. Salaries and employee benefits expense for the de novo branches totaled $1,180,000 for 2006, salaries and employee benefits related to the former SunCoast and Seasons branches totaled $786,000 for 2006, and pension expense increased by $606,000 as a result of the scheduled retirements. Exclusive of these items, our overall salaries and employee benefits expense increased by approximately 5.1%, due mostly to normal raises and the addition of certain key staff positions.

The 12.0% increase in net occupancy expense and the 8.9% increase in furniture and equipment expense are mostly due to increased depreciation, facility rental, and equipment rental expenses associated with the de novo branches, the new branches opened in Memphis and the former SunCoast and Seasons branches. These added branches accounted for $504,000 of the $639,000 increase in expense from 2005 to 2006.

The 33.1% increase in advertising expense is due to our market expansions in 2006, as well as additional system-wide campaigns run during the year that included the promotion of the new Cadence Bank name.

None of the changes in the other expense categories were considered to be individually material.

Noninterest expenses increased from $41.7 million in 2004 to $44.7 million in 2005, an increase of $3.0 million, or 7.2%. The following table shows the detailed changes in the category. Expenses from Enterprise are included for nine months in 2004 and all of 2005; however, Enterprise was merged into Cadence in November 2005. As a result, separate numbers for Enterprise for 2005 are not available.

(In thousands)	2005	2004	Change
Salaries	$20,294	$18,893	$1,401
Employee benefits	4,640	4,522	118
Net occupancy	2,958	2,699	259
Furniture and equipment	3,214	3,162	52
Communications	981	1,102	(121)
Data processing	1,520	1,170	350
Advertising	728	774	(46)
Professional fees	1,286	1,494	(208)
Intangible amortization	1,275	1,154	121
Other	7,849	6,757	1,092

Total other expense	$44,745	$41,727	$3,018

Salaries increased $1,401,000, or 7.4%, from 2004 to 2005. Our executive and senior management bonus program is based upon our reaching predetermined profit goals for the year. We reached these goals for 2005. As a result, we accrued approximately $1,004,000 for anticipated bonuses. Without this bonus accrual, this expense category would have increased only by $397,000, or 2.1%. The predetermined profit goals were not reached in 2004; therefore, no significant bonuses were accrued in that year. During 2005, employee benefits increased by $118,000, or 2.6%. Approximately 60% of this increase came from the accrued payroll taxes and 401(k) contribution matches related to the 2005 bonuses and year-end incentives.

Net occupancy expense increased $259,000, or 9.6%. This increase came primarily from three sources. First, 2005 included a full year of Enterprise expense while 2004 included only nine months. This accounted for approximately 53% of the increase. Second, 2005 was the first full year of the data center expansion depreciation. Third, we incurred rental increases on some of the properties in Memphis and rental expenses associated with the opening of the Hoover, Alabama de novo branch in October 2005.

Data processing expenses increased by $350,000, or 30.0%. Virtually all of these increased expenses were associated with the conversion of our core operating system from an IBM environment to a Sun Micro Systems environment. Professional fees decreased by $208,000, or 14.0%. This expense reduction came from the elimination of one-time direct expense to comply with Section 404 of the Sarbanes-Oxley Act. Other noninterest expenses increased by $1,092,000, or 16.2%. This increase resulted primarily from expenses associated with the merger of Enterprise and Cadence, as well as expenses related to the Bank’s name change. Also during 2005, we incurred approximately $193,000 in losses as a result of Enterprise repurchasing loans sold in 2001. In 2004, other noninterest expenses included approximately $181,000 in expenses associated with the closing of four under-performing branches in the Mississippi market. None of the changes in the other expense categories were individually considered to be material.

Changes in our income tax expense have generally paralleled changes in pre-tax income. Our effective tax rates were 23.4% in 2004, 24.7% in 2005, and 26.0% in 2006. These changes in both years resulted primarily from the mix of income from tax-exempt investments and the percentage relationship of tax-exempt income to total pre-tax income. The alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax-exempt yields and our normal liquidity and balance sheet structure requirements limit our ability to reduce income tax expense by acquiring additional tax-free investments.

In summary, net income increased from $12.3 million, or $1.50 per diluted share, in 2004, to $13.8 million, or $1.68 per diluted share, in 2005, and to $14.2 million, or $1.37 per diluted share, in 2006.

The reduction in earnings per share in 2006 was caused by the additional shares issued with the stock offering in May and the shares issued in the acquisition of SunCoast in August. If 2006 fully diluted earnings per share had been computed using the same number of shares used in the 2005 computation, they would have been $1.73 per diluted share. Additionally, the fully diluted earnings per share for 2006 were impacted by the one-time impairment charge of $2,025,000 ($1,250,000 after taxes), or 12 cents per share. The impact of this charge was partially offset by the gain on early extinguishment of debt of $842,000 and the gain on the sale of our credit card loan portfolio of $488,000. These two items equated to $1,330,000 ($821,000 after taxes), or eight cents per share.

In 2005, fully diluted earnings per share were reduced by approximately nine cents per share because of the cost associated with the Bank’s name change and the merger of Cadence and Enterprise. This was partially offset by approximately six cents per share from the gain on the sale of the Pulse card-clearing network and the settlement with the State of Mississippi on the impact of a road construction project affecting a branch bank. These items netted to a three cent per share reduction in 2005.

FINANCIAL CONDITION

During 2006, our balance sheet showed an increase in total assets from $1.45 billion at December 31, 2005, to $1.90 billion at December 31, 2006. This was an increase of approximately $453.8 million, or 31.4%.

During the year, cash and cash equivalents increased from $43.1 million to $83.5 million, an increase of $40.4 million, or 93.6%. This increase is due to several factors, including the $25.0 million structured repurchase transaction we initiated in December 2006, which is reflected in federal funds sold at year-end. In addition, we invested a portion of the proceeds from our stock offering in an interest-bearing account at the FHLB. During 2006, the investment securities portfolio increased slightly from $442.4 million to $448.6 million, an increase of $6.1 million, or 1.4%.

The loan portfolio grew from $860.6 million at the end of 2005 to $1.2 billion at December 31, 2006. The increase during the year was $362.3 million, or 42.1%. Of this increase, $201.0 million came from our new markets in Florida and Georgia. Our de novo branch in Brentwood, Tennessee (Nashville MSA – opened in February 2006) contributed $76.5 million of the increase, and our de novo branch in Hoover, Alabama (Birmingham MSA – opened in October 2005) contributed $50.3 million of the increase. The remaining growth came from our Memphis, Tennessee and Tuscaloosa, Alabama markets. Our Mississippi market continues to produce little loan growth.

During 2006, the allowance for loan losses increased by $2.9 million, or 31.4%, from $9.3 million to $12.2 million. The SunCoast and Seasons acquisitions added $3.1 million to our allowance for loan losses. Even though there has been increased competition for good quality credits in our markets, we did not reduce our underwriting standards, and as a result, the quality of the portfolio remains strong. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the allowance for loan losses for the three-year period ended December 31, 2006.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio:

	Year Ended 12/31/06	Year Ended 12/31/05
Net charge-offs as a percentage of average net loans outstanding	0.19%	0.46%
Non-performing loans as a percentage of total loans	0.22%	0.30%
Classified assets as a percentage of average capital	16.67%	17.73%
Allowance for loan losses as a percentage of total loans	1.00%	1.08%

Based on the evaluations described earlier and the information above, the allowances for loan losses at the end of 2006 and 2005 were deemed adequate to cover exposure in our loan portfolio. The methodology used to determine the adequacy of the allowance for loan losses was tested during 2006, as loans were charged-off, and no additional special provision was needed. All of these loans had previously been identified and properly reserved against.

The liability side of the balance sheet increased from $1.33 billion at December 31, 2005 to $1.71 billion at December 31, 2006, an increase of $379.6 million, or 28.6%.

During 2006, deposits increased by $338.8 million, or 30.2%, to $1.46 billion. The increase resulted from a $327.8 million, or 34.3%, increase in interest-bearing deposits, and a $11.0 million, or 6.6%, increase in non-interest bearing deposits. The acquisition of SunCoast contributed $89.9 million to this increase, and the acquisition of Seasons contributed $68.6 million. Of the remaining $180.3 million growth in deposits, approximately $108 million came from our core Mississippi markets. These markets provide a lower cost of deposits than our metro markets. The remaining growth was spread over our remaining markets, with Tuscaloosa contributing $31.4 million and Memphis contributing $17.3 million. During the year, we actively sought to increase deposits, in order to fund increases in loan demand.

Federal funds purchased and securities sold under agreements to repurchase increased by $22.3 million, or 38.0%, from $58.6 million to $80.8 million. Also during 2006, FHLB advances increased by $15.2 million, or 15.9%. This growth in wholesale funding also resulted from the strong loan growth in 2006 and our need to fund this growth. Our objective is to fund loan growth with the proper mix of retail and wholesale funding that will maximize net interest income and yet maintain our core deposits at the appropriate level.

As loan demand increases with the continued growth of our Memphis, Nashville, Tuscaloosa and Birmingham markets and the establishment of the Cadence brand in our new Florida and Georgia markets and in keeping with our funding objectives, we will aggressively seek deposits and will continue to look to the wholesale market for appropriate additions to funding.

CAPITAL RESOURCES AND SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $117.0 million at the end of 2005 to $191.3 million at the end of 2006.

In May 2006, we completed a public offering of 2.76 million shares of our common stock resulting in net proceeds of approximately $50.2 million. Our treasury stock shares were reissued as part of this offering. We used a portion of the proceeds from the offering to fund the SunCoast and Seasons acquisitions and intend to use the remainder of the proceeds for other general corporate purposes. In August 2006, we completed our acquisition of SunCoast. The acquisition was valued at approximately $35.9 million, of which 45% was paid in cash and 55% was paid in shares of our common stock. We issued approximately 922,000 shares in connection with the SunCoast acquisition. In November 2006, we completed our acquisition of Seasons. The acquisition was an all-cash transaction valued at approximately $17.6 million.

During 2006, we generated net income of $14.2 million, from which we declared approximately $10.7 million in dividends. Also during the year, accumulated other comprehensive income improved from an unrealized loss of $8.2 million to an unrealized loss of $6.7 million. Included in the change in accumulated other comprehensive income are a $3.7 million increase in the market value of the available-for-sale portion of our investment securities portfolio (which includes a $2.0 million other-than-temporary impairment charge recognized on certain Fannie Mae and Freddie Mac preferred stock), a $2.3 million adjustment to our pension liability, in accordance with FASB Statement No. 158, and a $41,000 unrealized loss on interest rate swaps during 2006.

The capital to asset ratio increased from 8.1% at December 31, 2005 to 10.1% at December 31, 2006. Peer organizations are traditionally in the 8.0% to 8.5% range.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered “well-capitalized.” At the end of 2006, we maintained a 9.2% leverage ratio, significantly exceeding the ratio required for a “well-capitalized” institution.

Regulatory authorities also evaluate a financial institution’s capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a “well-capitalized” financial institution is required to have a Tier 1 risk-based capital ratio (excludes allowance for loan losses) of 6.0% and a total risk-based capital ratio (includes allowance for loan losses) of 10.0%. At the end of 2006, we had a Tier 1 risk-based capital ratio of 11.7% and a total risk-based capital ratio of 12.5%.

LIQUIDITY, INFLATION AND ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We have not experienced any problems with liquidity during 2006 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $362.3 million increase in loans and a $338.8 million increase in deposits, our loan/deposit ratio increased from 76.7% in 2005 to 83.7% in 2006. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When we include these sources of funding with deposits, our loans to total funding ratio increased in 2006 from 67.3% to 73.9%. Management’s target loans to deposits ratio is in the range of 85-90%, and our goal is to limit wholesale funding to no more than 20% of total assets.

In May 2006, we completed a public offering of 2.76 million shares of our common stock resulting in net proceeds of approximately $50.2 million. We used a portion of the proceeds from the offering to fund the SunCoast and Seasons acquisitions and intend to use the remainder of the proceeds for other general corporate purposes.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $30.8 million and $28.5 million at December 31, 2006 and 2005, respectively. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

In December 2006, we entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.49% and a three-year term. The transaction has a quarterly call option after one year.

We believe that normal earnings and other traditional sources of cash flow, along with additional FHLB borrowings, if necessary, will provide the cash to allow us to meet our obligations with no adverse effect on liquidity. At December 31, 2006, we had the ability to borrow approximately $238.5 million from the FHLB under the blanket line and had other unused short-term borrowing lines (federal funds purchased lines) of approximately $110.5 million from upstream correspondent banks. As of December 31, 2006, we had $110.7 million in outstanding FHLB borrowings.

In December 2005, we entered into a secured line of credit with an upstream correspondent that provides us access to borrow up to $30.0 million. These borrowings may be used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions do not exceed $15.0 million. The term of the line of credit is two years. Interest on each borrowing will be paid at the lender’s base rate or at LIBOR, plus 1.25% annually. We also pay a commitment fee, accruing at the annual rate of 0.10%, on the daily amount of the unused commitment. Borrowings are contingent on our ability to maintain various operational and financial covenants. We have pledged 605,000 shares of our stock as collateral for these borrowings and have covenanted to pledge shares with a minimum book value of $75.0 million. As of December 31, 2006, we had no outstanding borrowings under this line of credit.

We have no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Our stock repurchase plan gives management the authority, at its discretion, to purchase 298,783 additional shares of our common stock. If purchased at the year-end closing price of $21.67, this purchase would require approximately $6.5 million. Any purchases under this program will be made over an unknown period of time, and the necessary funds will be provided from internal sources. Under regulations controlling financial holding companies and national banks, the Bank is limited in the amount it can lend to our holding company, and such loans are required to be on a fully secured basis. At December 31, 2006, there were no loans between the Bank and the holding company.

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

We believe the most significant impact of inflation on financial results is our ability to react to changes in interest rates. We maintained a consistent and disciplined asset/liability management policy during 2006 focusing on interest rate risk and sensitivity.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At year-end 2006, our balance sheet reflected approximately $97.1 million less in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 10.0% of total assets and would indicate that we are slightly liability sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will be flat to slightly down during 2007 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

During 2006, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of December 31, 2006, we had five outstanding swaps with a total notional amount of $50.0 million. Original maturities on these swaps range from twelve to twenty-four months, and rates range from 7.68% to 8.02%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more consistent cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by Statement No. 133, we measured the effectiveness of these transactions as of December 31, 2006 and determined that they remained “highly effective,” as defined by the Statement.

In September 2005, we entered into a $25.0 million structured repurchase transaction in the secondary market. This term repurchase transaction has a 4% embedded floor and a three-year term. It was priced at three-month LIBOR plus 24 basis points and reprices every three months. This transaction is in line with our asset/liability strategy and was entered into to help protect us against an unexpected downturn in short-term interest rates. This derivative instrument was accounted for as an embedded derivative under FASB Statement No. 133.

The following table shows our contractual obligations as of December 31, 2006:

(In thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt	$147,780	$86,948	$18,215	$4,970	$37,647
Operating leases	10,755	1,199	2,127	1,394	6,035
Federal funds purchased and securities sold under agreements to repurchase	80,838	30,838	50,000	—	—
Other borrowings	1,998	1,998	—	—	—

Total contractual obligations	$241,371	$120,983	$70,342	$6,364	$43,682

The following table shows our other commercial commitments as of December 31, 2006:

(In thousands)	Total	Expires in less than 1 year	Expires in 1-3 years	Expires in 3-5 years	Expires after 5 years
Lines of credit (unfunded commitments)	$359,271	$203,196	$66,452	$28,267	$61,356
Standby letters of credit	18,183	16,824	296	1,063	—

Total commercial commitments	$377,454	$220,020	$66,748	$29,330	$61,356

MARKET INFORMATION

Effective December 28, 2006, our stock is listed on the NASDAQ and is traded under the symbol CADE. Prior to that date, our stock was listed on the American Stock Exchange (“AMEX”) and was traded under the symbol NBY. Computershare Shareholder Services, Inc. acts as our transfer agent. The following table sets forth, for the periods indicated, the range of sales prices of our common stock as reported on NASDAQ and AMEX for 2005 and 2006 and the dividends declared for each period.

YEAR	QUARTER	HIGH	LOW	CASH DIVIDEND DECLARED PER QUARTER
2005	First	$26.08	$22.82	$0.24
	Second	25.05	23.01	0.24
	Third	25.42	23.06	0.25
	Fourth	25.73	23.01	0.25
2006	First	$24.97	$22.89	$0.25
	Second	23.33	20.04	0.25
	Third	22.00	20.02	0.25
	Fourth	22.29	20.15	0.25

We have paid cash dividends on our common stock since our inception and have increased dividends per share for each of the past thirty-one years. We currently estimate that dividends in 2007 will approximate $1.02 per share.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. In 2006, we entered into five floating to fixed interest rate swaps to hedge a portion of its floating rate prime based lending portfolio. The transactions are cash flow hedges as defined by Statement No. 133 and are accounted for under the provisions of the Statement. These transactions are in line with our asset/liability strategy and were entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. As we continue to enhance our asset/liability management, we will continue to look for opportunities to protect the Corporation from unexpected changes in interest rates. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

The following table reflects the year-end position of our interest-earning assets and interest-bearing liabilities, which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.

	($ In Thousands) December 31, 2006 Interest Sensitive Within (Cumulative)
	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$680,498	$867,067	$1,188,721	$1,222,946
Investment and mortgage-backed securities	23,834	67,719	320,128	448,580
Federal funds sold and other	24,804	42,359	42,359	42,359

	$729,136	$977,145	$1,551,208	$1,713,885

Interest-bearing liabilities:
Deposits	$579,897	$916,406	$1,370,506	$1,460,523
Borrowed funds	133,167	157,844	230,147	230,616

	$713,064	$1,074,250	$1,600,653	$1,691,139

Sensitivity gap:
Dollar amount	$16,072	$(97,105)	$(49,445)	$22,746
Percent of total interest-earning assets	2.20%	-9.94%	-3.19%	1.33%

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

At December 31, 2006, total interest-earning assets maturing or repricing within one year were less than interest-bearing liabilities maturing or repricing within the same time period by approximately $97.1 million (cumulative), representing a negative cumulative one-year gap of 10.0% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

Banking regulators have issued advisories concerning the management of interest rate risk (“IRR”). The regulators consider effective interest rate management an essential component of safe and sound banking practices. To monitor our IRR, our risk management practices include (a) risk management, (b) risk monitoring and (c) risk control. Risk management consists of a system in which a measurement is taken of the amount of earnings at risk when interest rates change. We first prepare a “base strategy,” which is the position of the Bank and its forecasted earnings based upon the current interest rate environment or most likely interest rate environment. The IRR is then measured based upon hypothetical changes in interest rates by measuring the impact such a change will have on the “base strategy.”

Risk monitoring consists of evaluating the “base strategy” and the assumptions used in its development based upon the current interest rate environment. This evaluation is performed quarterly by management or more often in a rapidly changing interest rate situation and monitored by an Asset/Liability Management Committee.

Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The December 2006 model reflects net interest income under this scenario increasing by 0.55% with a 200 basis point upward shock of rates and decreasing 2.55% if rates are shocked down 200 basis points. At December 31, 2006, a 200 basis point immediate increase in interest rates would have resulted in a 1.37% decline in market value of equity, and a 200 basis point instant decrease would have resulted in a 6.76% decrease in market value of equity. At December 31, 2006, we are within policy on both of these tests, and management believed that changes in net interest income and market value of equity, as reflected in our models, were acceptable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

Cadence Financial Corporation

We have audited the accompanying consolidated balance sheets of Cadence Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadence Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note M to the consolidated financial statements, the Company changed its method of accounting in 2006 for its defined benefit pension plan as a result of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cadence Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion thereon.

/s/ T. E. Lott & Company

Columbus, Mississippi

March 13, 2007

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
	(In thousands)
ASSETS
Cash and due from banks	$41,124	$37,053
Interest-bearing deposits with banks	17,576	4,745
Federal funds sold	24,804	1,324

Total cash and cash equivalents	83,504	43,122

Securities available-for-sale	413,812	407,532
Securities held-to-maturity (estimated fair value of $25,057 in 2006 and $25,681 in 2005)	23,478	23,755
Other securities	11,290	11,153

Total securities	448,580	442,440

Loans	1,222,946	860,644
Less allowance for loan losses	(12,236)	(9,312)

Net loans	1,210,710	851,332

Interest receivable	12,345	8,765
Premises and equipment	32,535	19,243
Goodwill and other intangible assets	71,342	39,654
Other assets	40,932	41,561

Total Assets	$1,899,948	$1,446,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$178,018	$167,023
Interest-bearing deposits	1,282,505	954,661

Total deposits	1,460,523	1,121,684
Interest payable	6,880	2,438
Federal funds purchased and securities sold under agreements to repurchase	80,838	58,571
Subordinated debentures	37,114	37,114
Other borrowed funds	112,664	97,822
Other liabilities	10,664	11,504

Total liabilities	1,708,683	1,329,133

Shareholders’ equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2006 and 2005; issued 11,888,932 shares in 2006 and 9,615,806 shares in 2005	11,889	9,616
Surplus	93,122	53,749
Retained earnings	92,947	89,516
Accumulated other comprehensive income (loss)	(6,693)	(8,160)
Treasury stock, at cost	—	(27,737)

Total shareholders’ equity	191,265	116,984

Total Liabilities and Shareholders’ Equity	$1,899,948	$1,446,117

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

	2006	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$74,182	$53,035	$43,242
Interest and dividends on securities:
Taxable	16,641	14,433	13,667
Tax-exempt	4,859	5,047	5,129
Other	1,312	669	346

Total interest income	96,994	73,184	62,384

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	13,902	7,960	4,867
Interest on other deposits	22,090	12,367	9,393
Interest on borrowed funds	10,520	7,643	6,926

Total interest expense	46,512	27,970	21,186

Net interest income	50,482	45,214	41,198
Provision for loan losses	1,656	2,128	3,522

Net interest income after provision for loan losses	48,826	43,086	37,676

OTHER INCOME
Service charges on deposit accounts	8,878	7,952	8,581
Insurance commissions, fees, and premiums	4,441	4,578	4,367
Other service charges and fees	2,933	2,481	2,426
Trust Department income	2,341	2,219	2,061
Mortgage loan fees	876	838	1,202
Securities gains (losses), net	66	159	223
Bank owned life insurance income	641	641	748
Impairment loss on securities	(2,025)	—	—
Other	1,842	1,067	499

Total other income	19,993	19,935	20,107

OTHER EXPENSE
Salaries	23,010	20,294	18,893
Employee benefits	5,756	4,640	4,522
Net occupancy	3,314	2,958	2,699
Furniture and equipment	3,501	3,214	3,162
Communications	1,128	981	1,102
Data processing	1,676	1,520	1,170
Advertising	969	728	774
Professional fees	1,476	1,286	1,494
Intangible amortization	1,144	1,275	1,154
Other	7,708	7,849	6,757

Total other expense	49,682	44,745	41,727

Income before income taxes	19,137	18,276	16,056
Income taxes	4,984	4,522	3,757

Net income	$14,153	$13,754	$12,299

Net income per share:
Basic	$1.37	$1.68	$1.51
Diluted	$1.37	$1.68	$1.50

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2004		$9,616	$51,400	$79,303	$(27,721)	$(1,496)	$111,102
Comprehensive income:
Net income for 2004	$12,299	—	—	12,299	—	—	12,299
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(2,878)	—	—	—	—	(2,878)	(2,878)

Comprehensive income	$9,421

Cash dividends declared, $.96 per share		—	—	(7,835)	—	—	(7,835)
Purchase of treasury stock		—	—	—	(346)	—	(346)
Exercise of stock options		—	(1)	—	95	—	94
Intrinsic value of stock options converted to affect acquisition		—	354	—	—	—	354
Tax benefit of stock options purchased to affect acquisition		—	1,976	—	—	—	1,976

Balance, December 31, 2004		9,616	53,729	83,767	(27,972)	(4,374)	114,766
Comprehensive income:
Net income for 2005	$13,754	—	—	13,754	—	—	13,754
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(3,786)	—	—	—	—	(3,786)	(3,786)

Comprehensive income	$9,968

Cash dividends declared, $.98 per share		—	—	(8,005)	—	—	(8,005)
Exercise of stock options		—	20	—	235	—	255

Balance, December 31, 2005		$9,616	$53,749	$89,516	$(27,737)	$(8,160)	$116,984

(Continued)

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005 (brought forward)		$9,616	$53,749	$89,516	$(27,737)	$(8,160)	$116,984
Comprehensive income:
Net income for 2006	$14,153	—	—	14,153	—	—	14,153
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	3,767	—	—	—	—	3,767	3,767
Net change in unrealized gains (losses) on derivative transactions	(41)	—	—	—	—	(41)	(41)
Net change in pension liability	(2,259)	—	—	—	—	(2,259)	(2,259)

Comprehensive income	$15,620

Cash dividends declared, $1.00 per share		—	—	(10,722)	—	—	(10,722)
Net proceeds from equity offering		1,331	21,423	—	27,464	—	50,218
Acquisition of SunCoast Bancorp, Inc.		922	17,940	—	—	—	18,862
Issuance of performance shares		19	362	—	—	—	381
Unearned compensation relating to performance shares		—	(365)	—	—	—	(365)
Exercise of stock options		1	(25)	—	273	—	249
Tax benefit of stock options		—	38	—	—	—	38

Balance, December 31, 2006		$11,889	$93,122	$92,947	$—	$(6,693)	$191,265

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,153	$13,754	$12,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,600	4,041	3,577
Deferred income taxes	(1,350)	(163)	517
Provision for loan losses	1,656	2,128	3,522
Increase in cash value of life insurance, net	(641)	(661)	(705)
Securities amortization and accretion, net	1,524	2,044	2,053
FHLB discount accretion	(142)	(274)	(255)
Tax benefit of stock options	(38)	—	1,976
Gains on sale of securities, net	(66)	(159)	(223)
Impairment loss on securities	2,025	—	—
Changes in:
Interest receivable	(3,580)	(1,102)	(1,351)
Other assets	4,172	232	(6,326)
Interest payable	4,442	545	637
Other liabilities	195	2,133	263

Net cash provided by operating activities	25,950	22,518	15,984

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for acquisitions	(28,369)	—	(43,291)
Purchases of securities available-for-sale	(98,306)	(63,132)	(182,005)
Purchases of other securities	(2,449)	(387)	(1,490)
Proceeds from sales of securities available-for-sale	29,278	23,345	33,961
Proceeds from sales of securities held-to-maturity	—	3,066	7,890
Proceeds from maturities and calls of securities available-for-sale	76,032	51,067	102,772
Proceeds from maturities and calls of securities held-to-maturity	315	1,750	5,299
Proceeds from redemptions of other securities	2,730	—	—
(Increase) decrease in loans	(161,137)	(35,811)	(24,778)
Additions to premises and equipment	(7,659)	(2,893)	(2,974)

Net cash used in investing activities	(189,565)	(22,995)	(104,616)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Increase (decrease) in deposits	128,665	5,311	71,220
Dividends paid on common stock	(12,766)	(7,921)	(7,837)
Net change in federal funds purchased and securities sold under agreement to repurchase	22,267	31,772	395
Proceeds from issuance of long-term debt	95,535	10,000	84,500
Repayment of long-term debt	(80,209)	(45,245)	(88,222)
Exercise of stock options	249	255	94
Tax benefit of stock options	38	—	—
Purchase of treasury stock	—	—	(346)
Net proceeds from equity offering	50,218	—	—

Net cash (used in) provided by financing activities	203,997	(5,828)	59,804

Net increase (decrease) in cash and cash equivalents	40,382	(6,305)	(28,828)
Cash and cash equivalents at beginning of year	43,122	49,427	78,255

Cash and cash equivalents at end of year	$83,504	$43,122	$49,427

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF ACCOUNTING POLICIES

Cadence Financial Corporation (the “Corporation”) and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry.

1. Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, NBC Service Corporation, a wholly-owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly-owned subsidiary of NBC Service Corporation.

Significant intercompany accounts and transactions have been eliminated.

2. Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in Cadence, its subsidiary bank. Cadence operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency. Cadence provides full banking services in five southeastern states as follows: the north central region of Mississippi; the Tuscaloosa and Hoover (Birmingham MSA), Alabama market areas; the Memphis, Tennessee market area; the Brentwood (Nashville MSA), Tennessee market area; the Sarasota (Sarasota-Bradenton-Venice MSA), Florida market area; and the cities of Blairsville and Blue Ridge in northeast Georgia.

The Corporation acquired SunCoast Bancorp, Inc. (“SunCoast”), the parent company of SunCoast Bank, in August 2006. Also, the Corporation acquired Seasons Bancshares, Inc. (“Seasons”), the parent company of Seasons Bank, in November 2006. Both SunCoast and Seasons were merged into the Corporation, and SunCoast Bank and Seasons Bank were merged into Cadence.

Enterprise is an inactive subsidiary of the Corporation. GCM operates insurance agencies in Cadence’s Mississippi market area. NBC Insurance Services of Alabama, Inc., sells annuity contracts in Alabama. The primary asset of NBC Service Corporation is its investment in CNIC, a wholly-owned life insurance company.

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

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2006 and 2005.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of required investments in the Federal Home Loan Bank and Federal Reserve Bank.

Derivative Instruments

Derivative instruments are accounted for under the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During 2005, the Corporation entered into a structured repurchase transaction with an embedded floor. This derivative instrument was accounted for as an embedded derivative.

In 2006, the Corporation entered into five floating to fixed interest rate swaps with a total notional amount of $50.0 million to hedge a portion of its floating rate prime based lending portfolio. Original maturities on these swaps range from twelve to twenty-four months, and rates range from 7.68% to 8.02%. The transactions are cash flow hedges as defined by Statement No. 133 and are accounted for under the provisions of the Statement. The effectiveness of these transactions was tested as of December 31, 2006, in accordance with Statement No. 133, and management determined as of that date, the transactions remained “highly effective,” as defined by the Statement. For the year ended December 31, 2006, ($41,000) was recorded as an adjustment to accumulated other comprehensive income for the change in fair value of these transactions.

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

6. Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events, internal and regulatory loan reviews, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective, as it requires significant estimates, including the evaluation of collateral supporting impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. When management believes the collectibility of a loan is unlikely, the loss is charged off against the allowance, while any recovery of an amount previously charged off is credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation made pursuant to either FASB Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific allocations are based on a regular review of all loans over a fixed-dollar amount and where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off. The analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to external credit risk factors, such as uncertainties in economic conditions, changes in certain market segments, changes in collateral values, and unfavorable information about a borrower’s financial condition.

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

The Corporation and its subsidiaries provide a deferred compensation arrangement (401(k)) plan whereby employees contribute a percentage of their compensation. The plan provides for matching contributions of fifty percent of employee contributions of six percent or less for employees with less than twenty years of service. For employees with service of twenty years or more, the matching contribution is seventy-five percent of employee contributions of six percent or less.

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

The Corporation provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their annual compensation. The Corporation may, but is not obligated to contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Corporation’s insolvency. The Corporation made no contributions to this plan in 2004, 2005 or 2006.

The Corporation provides an employee phantom stock plan whereby 11,245 units or phantom shares of the Corporation’s stock have been assigned for the benefit of certain key employees. Under the terms of the plan, retirement or similar payments will be equal to the fair market value of the stock plus all cash dividends paid since the adoption of the agreement. An expense was recorded at the establishment date based on the market value of the stock. Any increase or decrease in the value of the stock is recorded as an adjustment to employee benefits expense.

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

15. Stock Options/Performance Share Grants

Effective January 1, 2006, the Corporation adopted FASB Statement No. 123(R), “Share-Based Payment.” This Statement requires that the fair value of equity instruments exchanged for employee service (as determined on the grant date of the award) be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period are recognized as compensation cost over that period. The Statement’s provisions are applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. The adoption of Statement No. 123(R) did not significantly impact the Corporation’s financial statements for the year ended December 31, 2006.

Prior to 2006, the Corporation’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As such, the Corporation did not recognize any compensation expense for stock options granted, since all stock options were priced at the fair market value of the Corporation’s common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions to options granted under the Corporation’s stock option plans for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
(In thousands, except per share data)	2005	2004
Net income as reported	$13,754	$12,299
Deduct stock-based compensation expense determined under fair value based method	369	261

Pro forma net income	$13,385	$12,038

Basic net income per share as reported	$1.68	$1.51
Pro forma basic net income per share	1.64	1.47
Diluted net income per share as reported	1.68	1.50
Pro forma diluted net income per share	1.64	1.47

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

During 2006, the shareholders of the Corporation adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. During 2006, the Committee granted performance shares to certain officers. These shares are being accounted for under Statement No. 123(R) and compensation expense is being recognized over the requisite service period based upon the fair market value of the shares at grant date. See Note L for additional information concerning performance shares.

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

Performance shares outstanding are included in the average diluted shares outstanding until the performance targets have been achieved. Once the performance has been attained and the shares are vesting over a time period, they are included in average primary shares outstanding. At December 31, 2006, the performance targets of all performance shares have been achieved, and all shares are included in average primary shares outstanding.

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Basic Net Income Per Share
Weighted average common shares outstanding	10,323	8,166	8,162

Net income	$14,153	$13,754	$12,299

Basic net income per share	$1.37	$1.68	$1.51

Diluted Net Income Per Share
Weighted average common shares outstanding	10,323	8,166	8,162
Net effect of the assumed exercise of stock options based on the treasury stock method	6	16	39

Total weighted average common shares and common stock equivalents outstanding	10,329	8,182	8,201

Net income	$14,153	$13,754	$12,299

Diluted net income per share	$1.37	$1.68	$1.50

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

20. Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to clarify the treatment of interest-only and principal-only strips on debt instruments under the Statement. It permits fair value measurement for hybrid financial instruments with embedded derivatives that would otherwise require bifurcation. Statement No. 155 also amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to allow a qualifying special-purpose entity to hold additional types of derivative instruments. The Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Corporation holds certain mortgage-backed securities that would fall under the provisions of Statement No. 155, as they contain an embedded derivative related to prepayment options. However, the FASB has agreed to exclude those securities from the provisions of Statement No. 155 if prepayment is the only embedded derivative. Thus, under the Corporation’s current investment policy, none of the securities it may acquire in the future will fall under the provisions of Statement No. 155, and the Statement will not impact the Corporation’s consolidated financial statements.

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

In 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This Issue requires companies with endorsement split-dollar life insurance (policies that are owned and controlled by the company instead of the employee) to recognize a liability for future benefits, based on the substantive agreement with the employee. This Issue is effective for fiscal years beginning after December 15, 2007. The Corporation’s endorsement split-dollar life insurance arrangements provide for the Corporation to share a portion of the death benefits of the underlying life insurance policy with the participant. Thus, the Statement will require the Corporation to accrue, over the employee’s required service period, a liability for the postretirement cost of the insurance policy. At this time, the Corporation has not determined the impact of EITF Issue No. 06-4 on its consolidated financial statements.

NOTE B - ACQUISITIONS

On November 14, 2006, the Corporation completed the acquisition of Seasons Bancshares, Inc. (“Seasons”), and its subsidiary bank, Seasons Bank, located in Blairsville, Georgia. The acquisition will allow the Corporation to expand its business into the rapidly growing north Atlanta, Georgia market. The acquisition was an all-cash transaction valued at approximately $17.6 million. As part of this total, option and warrant holders received the difference between the cash price and the exercise price of the options or warrants. Seasons’ assets and liabilities were recorded on the balance sheet at their respective market values as of the closing date.

The following table summarizes the preliminary allocation of the purchase price to the assets and liabilities acquired on November 14, 2006. The Corporation is in the process of obtaining income tax basis information on certain assets; thus, the allocation of the purchase price is subject to refinement.

(In thousands)
Cash and cash equivalents	$2,712
Securities	5,783
Loans	77,430
Less allowance for loan losses	(1,735)

Net loans	75,695
Premises and equipment	3,765
Goodwill	10,470
Core deposit intangible	424
Other assets	1,836

Total assets acquired	100,685

Deposits	82,089
Other liabilities	1,024

Total liabilities assumed	83,113

Net assets acquired	$17,572

On August 17, 2006, the Corporation completed the acquisition of SunCoast Bancorp, Inc. (“SunCoast”), and its subsidiary bank, SunCoast Bank, located in Sarasota and Manatee Counties, Florida. The acquisition will allow the Corporation to expand further into the rapidly growing markets of Tampa, Sarasota, and Naples, Florida. The acquisition was valued at approximately $35.9 million, of which 45% was paid in cash and 55% was paid in shares of the Corporation’s common stock. Option holders received the difference between the cash election price and the option price of their options, or an aggregate of approximately $1.0 million. SunCoast’s assets and liabilities were recorded on the balance sheet at their respective market values as of the closing date.

The following table summarizes the preliminary allocation of the purchase price to the assets and liabilities acquired on August 17, 2006. The Corporation is in the process of obtaining income tax basis information on certain assets; thus, the allocation of the purchase price is subject to refinement.

(In thousands)
Cash and cash equivalents	$3,563
Securities	9,217
Loans	125,584
Less allowance for loan losses	(1,382)

Net loans	124,202
Premises and equipment	4,278
Goodwill	20,303
Core deposit intangible	1,631
Other assets	1,240

Total assets acquired	164,434

Deposits	128,085
Other liabilities	413

Total liabilities assumed	128,498

Net assets acquired	$35,936

The Corporation’s financial statements include the results of operations for Seasons and SunCoast from their respective merger dates. The pro forma impact of these acquisitions on the Corporation’s results of operations was immaterial. Goodwill resulting from these acquisitions is not deductible for income tax reporting purposes.

Following the close of business on March 31, 2004, the Corporation acquired Enterprise, the parent company of Enterprise National Bank (“ENB”), in a business combination accounted for under the purchase method of accounting. ENB was a national bank that operated three banking offices in Memphis, Tennessee. The acquisition allowed the Corporation to expand its business into the rapidly growing east Memphis, Germantown and Collierville, Tennessee and Desoto County, Mississippi markets. The acquisition was valued at $55.2 million. Each shareholder of Enterprise stock received $48 per share, for total cash of $47.7 million. Additionally, the Corporation purchased most of the outstanding options for common stock of Enterprise for the difference between the grant price of the options and $48 for each share subject to the option. This amounted to an additional $5.2 million.

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

The Corporation’s unaudited pro forma summarized results of operations for the year ended December 31, 2004, assuming Enterprise had been acquired as of January 1, 2004, are as follows:

(In thousands)	Year Ended December 31, 2004
Interest income	$66,068
Interest expense	22,451

Net interest income	43,617
Provision for loan losses	4,812
Noninterest income	20,498
Noninterest expense	44,814

Income before income taxes	14,489
Provision for income taxes	3,125

Net income before extraordinary items	11,364
Loss from discontinued operations	232
Income tax benefit from discontinued operations	(89)

Net income from continuing operations	$11,221

Earnings per share:
Basic:
Income from continuing operations	$1.39
Discontinued operations	(0.02)

Net income	$1.37

Diluted:
Income from continuing operations	$1.39
Discontinued operations	(0.02)

Net income	$1.37

The unaudited pro forma statement of income presented is not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of the period indicated, nor is it necessarily indicative of the results of operations anticipated in future periods. For the purpose of preparing the pro forma statement of income, the Corporation has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies. There have been, however, pro forma adjustments to interest expense to reflect the borrowings incurred to fund the purchase of Enterprise as well as pro-rata amortization related to the purchase accounting adjustments to investment securities, fixed assets and borrowings to fair market value following the close of business on March 31, 2004. There is also a pro rata adjustment reflected to show a proportionate share of amortization on the core deposit intangible. The core deposit intangible of $5.5 million is being amortized using an accelerated method of amortization over a ten-year life. These results also include certain costs incurred by Enterprise totaling $1.3 million, net of taxes, in the three months ended March 31, 2004, which related to the Corporation’s acquisition of Enterprise.

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2006 and 2005, follows:

	December 31, 2006
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$300	$—	$—	$300
Obligations of other U. S. government agencies	78,669	58	364	78,363
Obligations of states and municipal subdivisions	86,016	179	840	85,355
Mortgage-backed securities	254,390	268	6,466	248,192
Equity securities	—	—	—	—
Other securities	1,571	34	3	1,602

	$420,946	$539	$7,673	$413,812

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$23,478	$1,579	$—	$25,057

	December 31, 2005
Securities available-for-sale:
U. S. Treasury securities	$299	$—	$3	$296
Obligations of other U. S. government agencies	46,034	2	534	45,502
Obligations of states and municipal subdivisions	86,831	160	1,615	85,376
Mortgage-backed securities	270,179	115	8,603	261,691
Equity securities	15,138	—	2,895	12,243
Other securities	2,344	80	—	2,424

	$420,825	$357	$13,650	$407,532

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$23,755	$1,926	$—	$25,681

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2006, are as follows:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,854	$13,844	$210	$212
Due after one year through five years	66,491	66,228	348	354
Due after five years through ten years	43,642	43,388	606	642
Due after ten years	42,569	42,160	22,314	23,849
Mortgage-backed securities and other securities	254,390	248,192	—	—

	$420,946	$413,812	$23,478	$25,057

Gross gains of $71,000, $179,000, and $223,000, and gross losses of $6,000, $20,000, and $163,000 were realized on securities available-for-sale in 2006, 2005, and 2004, respectively.

During the third quarter of 2006, the Corporation recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock. Those securities were sold in the fourth quarter of 2006 for amounts approximating their fair values.

In 2004, the Corporation sold securities classified as held-to-maturity that were pre-refunded and were within one year of maturity. The carrying value of the securities sold totaled $7.7 million and the realized gain was $163,000.

Securities with a carrying value of $302.9 million and $315.2 million at December 31, 2006 and 2005, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2006 and 2005, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2006
Obligations of other U.S. government agencies	$14,809	$8	$37,421	$355	$52,230	$363
Obligations of states and municipal subdivisions	6,561	24	60,624	817	67,185	841
Mortgage-backed securities	1,234	1	221,990	6,465	223,224	6,466
Other securities	94	3	—	—	94	3

	$22,698	$36	$320,035	$7,637	$342,733	$7,673

2005
U. S. Treasury securities	$—	$—	$199	$3	$199	$3
Obligations of other U.S. government agencies	41,770	534	—	—	41,770	534
Obligations of states and municipal subdivisions	40,801	717	28,529	898	69,330	1,615
Mortgage-backed securities	132,031	3,250	117,555	5,353	249,586	8,603
Equity securities	—	—	12,105	2,895	12,105	2,895

	$214,602	$4,501	$158,388	$9,149	$372,990	$13,650

There were no securities classified as held-to-maturity with unrealized losses as of December 31, 2006 or 2005.

As of December 31, 2006, approximately 61% of the number of securities in the investment portfolio reflected an unrealized loss. Management does not believe any individual security with an unrealized loss as of December 31, 2006 is other-than-temporarily impaired, as discussed in more detail below:

Obligations of Other U.S. Government Agencies The unrealized losses on the Corporation’s investments in obligations of other U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

Obligations of States and Municipal Subdivisions The unrealized losses on the Corporation’s investments in obligations of states and municipal subdivisions were caused by interest rate increases. Because none of these investments have been downgraded by rating agencies and the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

Mortgage-Backed Securities The unrealized losses on the Corporation’s mortgage-backed securities were caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Corporation’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

Other Securities The unrealized losses on the Corporation’s investments in other securities relate to various mutual funds held in deferred compensation accounts. The amount of these securities and the related unrealized losses are not material and the Corporation has the ability and intent to hold the investments until a recovery of fair value; thus, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

NOTE D - LOANS

Loans outstanding include the following types:

	December 31,
(In thousands)	2006	2005
Commercial, financial and agricultural	$257,661	$209,017
Real estate - construction	347,568	143,729
Real estate - mortgage	559,604	457,453
Installment loans to individuals	38,833	40,825
Lease financing receivables	651	2,129
Overdrafts	2,739	743
Net deferred costs and fees, premiums and discounts	211	712
Other	15,679	6,036

	1,222,946	860,644
Allowance for loan losses	(12,236)	(9,312)

	$1,210,710	$851,332

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of year	$9,312	$10,914	$6,181
Allowance of acquired entities	3,116	—	4,547

	12,428	10,914	10,728

Additions:
Provision for loan losses charged to operating expense	1,656	2,128	3,522
Recoveries of loans previously charged off	785	890	774

	2,441	3,018	4,296

Deductions:
Loans charged off	2,633	4,620	4,110

	2,633	4,620	4,110

Balance at end of year	$12,236	$9,312	$10,914

At December 31, 2006 and 2005, the recorded investment in loans considered to be impaired (as defined in FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”) totaled approximately $13.6 million and $10.5 million, respectively. The allowance for loan losses related to these loans approximated $2.1 million and $1.3 million at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was approximately $10.3 million and $5.8 million, respectively. For the years ended December 31, 2006 and 2005, the amount of income recognized on impaired loans was immaterial. At December 31, 2006 and 2005, nonaccrual loans amounted to approximately $1.5 million and $0.5 million, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $1.3 million and $2.1 million, respectively.

Generally, mortgage loans are originated in amounts up to 80% of the appraised value or selling price of the property. However, certain loans may allow the borrower to borrow more than 80% of the appraised value, often without buying private mortgage insurance, therefore subjecting the Corporation to greater credit risk. The amount of residential mortgage loans with loan-to-value ratios greater than 80% as of December 31, 2006 and 2005, was approximately $3.2 million and $4.4 million, respectively.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful Lives	December 31,
(In thousands)	In Years	2006	2005
Premises:
Land	—	$7,620	$4,391
Buildings, construction and improvements	10 - 50	30,251	20,542

		37,871	24,933
Equipment	3 - 10	14,291	11,824

		52,162	36,757
Less accumulated depreciation and amortization		(19,627)	(17,514)

		$32,535	$19,243

The amount charged to operating expenses for depreciation was $2,410,000 for 2006, $2,259,000 for 2005, and $2,127,000 for 2004.

NOTE F - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2006 and 2005, was $400,620,000 and $250,100,000, respectively.

At December 31, 2006, the scheduled maturities of time deposits included in interest-bearing deposits are as follows:

Year	Amount
(In thousands)
2007	$663,747
2008	55,282
2009	15,754
2010	20,527
2011	6,592
Thereafter	1,653

NOTE G - BORROWED FUNDS

Federal funds purchased and securities sold under agreements to repurchase, excluding the term repurchase transaction discussed in the following paragraph, generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Corporation.

On December 13, 2006, the Corporation entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.49% and a three-year term. The transaction has a quarterly call option after one year.

On September 26, 2005, the Corporation entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a 4% embedded floor and a three-year term. The transaction was priced at three month LIBOR plus 24 basis points and reprices every three months. This derivative instrument was accounted for as an embedded derivative under FASB Statement No. 133.

Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

($ In thousands)	2006	2005
Balance at year end	$80,838	$58,571
Average balance during the year	63,830	33,574
Average interest rate during the year	4.17%	2.35%
Maximum month-end balance during the year	$80,838	$58,571

Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated financial statements.

On December 30, 2003, the Corporation issued $30.9 million of floating rate junior subordinated deferrable interest debentures to the NBC Capital Corporation (MS) Statutory Trust I (“Trust”), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures were used for the Enterprise acquisition. The Trust issued $30.0 million of Trust Preferred Securities (“TPSs”) to investors. The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the TPSs. The TPSs are redeemable at the Corporation’s option on December 30, 2008, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. Thereafter, the TPSs may be redeemed in whole or in part on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. Interest on the debentures and TPSs is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly.

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

Other borrowed funds consisted of the following at December 31:

(In thousands)	2006	2005
FHLB advances	$110,666	$95,481
Treasury tax and loan note	1,998	2,341

	$112,664	$97,822

Advances due to the FHLB consist of both monthly amortized and term borrowings with maturity dates ranging from January 2007 through August 2012. Interest is payable monthly at rates ranging from 2.85% to 5.74%. Advances due to the FHLB are collateralized by FHLB stock and a blanket lien on first mortgage loans in the amount of the outstanding borrowings. FHLB advances available and unused at December 31, 2006, totaled $238.5 million. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2006, are as follows:

Year	Amount
(In thousands)
2007	$86,948
2008	10,361
2009	7,854
2010	3,662
2011	1,308
Thereafter	533

On December 16, 2005, the Corporation entered into a revolving credit agreement (the “Agreement”) that provides the Corporation with access to borrow up to $30.0 million. These borrowings may be used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions do not exceed $15.0 million. Interest on each borrowing will be paid at the lender’s base rate or at LIBOR, plus 1.25% annually. The Corporation will also pay a commitment fee, accruing at the annual rate of 0.10%, on the daily amount of the unused commitment. Borrowings are contingent on the Corporation’s ability to maintain various operational and financial covenants. The Agreement expires on December 16, 2007. The Corporation has pledged 605,000 shares of Cadence stock as collateral for these borrowings and has covenanted to pledge shares with a minimum book value of $75.0 million. The Corporation had no outstanding borrowings under the Agreement as of December 31, 2006.

NOTE H - OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities at December 31, 2006 and 2005, consisted of the following:

	December 31,
(In thousands)	2006	2005
Other assets:
Cash surrender value of life insurance	$21,793	$20,920
Deferred income tax benefits	7,169	6,235
Prepaid pension	—	3,699
Other real estate	4,561	5,131
Prepaid expenses and other	7,409	5,576

	$40,932	$41,561

Other liabilities:
Dividends payable	$—	$2,043
Accrued expenses	7,610	6,111
Other	3,054	3,350

	$10,664	$11,504

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Net change in unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available-for-sale	$4,141	$(5,972)	$(4,590)
Reclassification adjustment for (gains) losses on securities available-for-sale	1,959	(159)	(70)

Net change in unrealized gains (losses) on securities available-for-sale before tax	6,100	(6,131)	(4,660)

Income tax:
Net unrealized gains (losses) on securities available-for-sale	(1,584)	2,284	1,756
Reclassification adjustment for (gains) losses on securities available-for-sale	(749)	61	26

Total income tax	(2,333)	2,345	1,782

Net change in unrealized gains (losses) on securities	$3,767	$(3,786)	$(2,878)

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions (2006—($749,000); 2005—$61,000; 2004—$85,000) is as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Current:
Federal	$5,472	$3,873	$2,530
State	862	812	710
Deferred (credits)	(1,350)	(163)	517

	$4,984	$4,522	$3,757

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Tax on income before income taxes	$6,698	$6,397	$5,459
Increase (decrease) resulting from:
Tax-exempt income	(1,943)	(2,100)	(1,937)
Nondeductible expenses	188	335	271
State income taxes, net of federal benefit	560	528	468
Tax credits	(432)	(678)	(172)
Other, net	(87)	40	(332)

	$4,984	$4,522	$3,757

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$4,680	$3,585
Unrealized loss on securities available-for-sale	2,733	5,161
Deferred compensation	1,304	1,249
Pension	198	—
Other	2,189	1,878

Total deferred tax assets	11,104	11,873

Deferred tax liabilities:
Premises and equipment	(145)	(625)
FHLB stock	(659)	(851)
Core deposit intangible premium	(1,899)	(1,193)
Pension	—	(1,418)
Other	(1,232)	(1,551)

Total deferred tax liabilities	(3,935)	(5,638)

Net deferred tax asset	$7,169	$6,235

NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets at December 31:

(In thousands)	2006	2005
Core deposit intangible, net of accumulated amortization	$4,092	$3,098
Trademarks, net of accumulated amortization	24	20
Noncompete agreements, net of accumulated amortization	104	187

Total intangible assets	4,220	3,305

Goodwill	67,122	36,349

Total goodwill and intangible assets	$71,342	$39,654

The acquisitions of SunCoast and Seasons added approximately $30.8 million to the Corporation’s goodwill in 2006.

The amortization expense relating to intangible assets was $1,144,000, $1,275,000 and $1,153,000 for 2006, 2005 and 2004, respectively.

Estimated intangible assets amortization expense for the next five years and thereafter is:

Year	Amount
(In thousands)
2007	$1,327
2008	890
2009	619
2010	450
2011	333
Thereafter	577

NOTE L - STOCK OPTIONS

The Corporation has one active Long Term Incentive Compensation Plan (the “LTIP”), administered by the Compensation Committee of the Board of Directors. Under the LTIP, 750,000 shares of common stock have been reserved for issuance to the Corporation’s employees and consultants, as well as the directors and employees of certain of the Corporation’s affiliates. The form of share awards that may be awarded under the LTIP include the following: (i) incentive stock options under Section 422 of the Internal Revenue Code, as amended (the

“Code”); (ii) non-statutory stock options not covered by Section 422 of the Code; (iii) stock appreciation rights, granting the recipient the right to receive an excess in the fair market value of shares of common stock over a specified exercise price; (iv) restricted stock, which will be non-transferable until it vests over time; (v) qualified performance-based incentives to employees who qualify as covered employees within the meaning of Section 162(m) of the Code; and (vi) performance shares, consisting of common stock, cash, or a combination of common stock and cash.

In October 2006, under the provisions of the LTIP, the Compensation Committee awarded a total of 18,750 performance shares of stock to certain officers. The shares vest in equal amounts over a four-year period. Compensation expense related to these shares was $16,000 for 2006.

Prior to 2006, the Corporation had certain nonqualified stock option plans administered by the Compensation Committee of the Board of Directors. Employees eligible to receive incentives under these plans were those designated, individually or by groups or categories, by the Committee. The following grants were issued under these plans:

Grant Date	Number of Shares	Option Price
June 2001	112,000	$20.75
June 2002	117,868	$24.11
April 2004	139,187	$25.18
January 2005	16,300	$25.28

Initially under these plans, the options were to vest in equal amounts over a four-year period. However, during the third quarter of 2005, the Compensation Committee reviewed the Corporation’s stock option plans and the options outstanding. At the time of the review, all outstanding options that were not vested were out-of-the-money. This situation had existed for much of 2005. In the opinion of the Committee, the options were not achieving their intended purposes of incentive compensation and employee retention. As a result, the Committee recommended to the Board of Directors that all outstanding options be vested to avoid recognizing future expense for options that were not achieving their intended results, and the Board of Directors voted to vest all outstanding options, effective August 31, 2005.

On April 1, 2004, the Corporation acquired Enterprise Bancshares, Inc. At the time of the acquisition, Enterprise had outstanding stock options. At the closing of the transaction, the Corporation gave each holder of Enterprise options the choice of selling their options at the difference between the per share transaction price and the exercise price of the options or exchanging the Enterprise options for options to acquire shares of common stock of the Corporation at the appropriate exchange ratio. As a result of this offer, the Corporation issued 16,731 options at an exercise price of $16.14 per share and 22,308 options at an exercise price of $17.21 per share. All options issued by Enterprise became fully vested at the change of control. As a result, all the options issued to the holders of Enterprise options were fully vested and expire between 2010 and 2013. At December 31, 2006, 11,154 of the $16.14 options and 14,872 of the $17.21 options were outstanding and exercisable.

FASB 123(R) requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements; however, since all options were fully vested as of the effective date of this pronouncement, no expense is recognized in the income statement in 2006.

A summary of the status of the Corporation’s stock option plans for the three years ended December 31, 2006, follows:

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	374,263	$22.91	389,568	$22.83	224,534	$22.47
Options granted	—	—	16,300	25.28	178,217	23.33
Options exercised	(14,513)	17.16	(11,200)	21.23	(4,500)	20.75
Options cancelled	(20,464)	24.33	(20,405)	24.18	(8,683)	25.18

Options outstanding, end of year	339,286	23.07	374,263	22.91	389,568	22.83

Options exercisable at end of year	339,286	23.07	374,263	22.91	174,129	20.96

Weighted average fair value of options granted during year	$—		$6.78		$6.89

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Number Outstanding	Remaining Contractual Life In Years	Number Exercisable
$20.75	88,400	4.5	88,400
24.11	100,267	5.5	100,267
25.18	108,293	7.7	108,293
16.14	3,718	4.0	3,718
17.21	7,436	5.0	7,436
17.21	7,436	6.0	7,436
16.14	7,436	7.0	7,436
25.28	16,300	8.1	16,300

NOTE M - EMPLOYEE BENEFITS

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

The following table reflects the incremental effect of applying Statement No. 158 on individual line items in the Corporation’s balance sheet as of December 31, 2006:

(In thousands)	Before Application of Statement No. 158	Adjustments	After Application of Statement No. 158
Prepaid pension (asset)/liability	$(3,142)	$3,659	$517
Deferred income tax benefits	5,770	1,399	7,169
Total assets	1,901,691	(1,743)	1,899,948
Total liabilities	1,708,166	517	1,708,683
Accumulated other comprehensive income	(4,434)	(2,259)	(6,693)
Total shareholders’ equity	193,524	(2,259)	191,265

The following table sets forth the defined benefit plan’s funded status and amounts recognized in the Corporation’s consolidated financial statements at December 31, 2006 and 2005:

	December 31,
($ in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$13,092	$12,773
Service cost	591	628
Interest cost	703	718
Actuarial loss	329	370
Administrative expenses paid	(95)	(76)
Benefits paid	(97)	(1,321)
Settlements	(2,376)	—

Benefit obligation at end of year	12,147	13,092

Change in plan assets:
Fair value of plan assets at beginning of year	12,050	11,814
Return on plan assets	1,148	609
Employer contributions	1,001	1,024
Administrative expenses paid	(95)	(76)
Benefits paid	(97)	(1,321)
Settlements	(2,376)	—

Fair value of plan assets at end of year	11,631	12,050

Funded status	(516)	(1,042)
Unrecognized net actuarial loss	—	5,505
Unrecognized prior service cost	—	(764)

Net amount recognized	$(516)	$3,699

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	5.75%
Compensation increase rate	4.00%	4.00%
Measurement date	12/31/2006	12/31/2005
Census date	1/1/2006	1/1/2005

	Years Ended December 31,
	2006	2005	2004
Weighted average assumptions used to determine net periodic benefit cost at December 31:
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost	$591	$628	$573
Interest cost	703	718	723
Expected return on plan assets	(832)	(816)	(753)
Amortization of prior service costs	(126)	(126)	(126)
Recognized net actuarial loss	381	402	350

Net periodic benefit cost	$717	$806	$767

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$(4,297)
Prior service cost	638

	(3,659)
Tax effect	(1,400)

Net	$(2,259)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2007 are as follows:

Amount
(In thousands)
Amortization of net actuarial loss	$270
Amortization of prior service cost	(126)

Total	$144

The accumulated benefit obligation for the defined benefit pension plan was $9.3 million and $10.1 million at December 31, 2006 and 2005, respectively.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	Amount
(In thousands)
2007	$613
2008	1,933
2009	580
2010	971
2011	1,315
2012-2016	5,535

Total	$10,947

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

The Corporation’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at December 31,
	2006	2005
Asset Category
Equity securities	54%	61%
Debt securities	31%	31%
Cash and cash equivalents	15%	8%

Total	100%	100%

The primary investment objective of the Corporation’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested in moderate growth asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. The assets are allocated in a target mix of 32% fixed income, 65% equity and 3% money market. The fixed income class is divided between a short-term government bond fund, a core fixed income bond fund, a high-yield bond fund and an international bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. This diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions and cash contributions by the Corporation, the target percentages may not be achieved at any one point in time. The asset category percentages shown for 2006 reflect a cash contribution made by the Corporation in mid-December in the amount of $1.0 million. This contribution was placed in an interest-bearing money market fund inside the plan’s trust and was invested according to the plan’s objective in January 2007.

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

The Corporation has until September 15, 2008, to make any necessary cash contributions to the plan for 2007. There is no requirement to make a contribution by December 31, 2007. However, to maximize funding levels and to take advantage of certain tax benefits, the Corporation expects to deposit to the plan an amount ranging from the calculated minimum required contribution to the maximum deductible contribution by December 31, 2007. This amount is estimated to be approximately $1.0 million.

No contributions were made to the Corporation’s nonleveraged ESOP in each of the three years ended December 31, 2006. At December 31, 2006, the plan held 361,779 shares of the Corporation’s common stock. Contributions to the 401(k) plan amounted to $527,000 in 2006, $472,000 in 2005 and $468,000 in 2004. Expense for the defined contribution plan totaled $430,000 in 2006, $443,000 in 2005 and $467,000 in 2004.

The accrued liability for the supplemental retirement plan, accounted for under FASB Statement No. 87, approximates the projected benefit obligation; therefore, the adoption of FASB Statement No. 158 had no impact on this plan. The accrued liability for this plan was $1,770,000 and $1,801,000 at December 31, 2006 and 2005, respectively. The amounts recognized in compensation expense were $144,000, $164,000 and $465,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Projected benefit payments under the supplemental retirement plan are anticipated to be paid as follows:

Year	Amount
(In thousands)
2007	$191
2008	191
2009	191
2010	191
2011	189
2012-2016	482

Total	$1,435

The accrued liability for the index retirement and deferred compensation plans was $2,988,000 and $2,577,000 at December 31, 2006 and 2005, respectively. The amounts recognized in compensation expense were $170,000, $40,000 and $76,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE N - TREASURY STOCK

The Corporation had no shares held in treasury at December 31, 2006. At December 31, 2005, the Corporation had 1,442,095 shares held in treasury. Of these shares, 13,013 were issued in 2006 upon the exercise of stock options, and the remaining shares were issued as part of the public stock offering completed in May 2006. Upon the exercise of stock options, 11,200 and 4,500 treasury shares were issued in 2005 and 2004, respectively.

In January 2006, the Corporation’s Board of Directors renewed the previously authorized stock repurchase plan that had expired. Under the renewed plan, the Corporation can repurchase up to 298,783 shares of its common stock in the secondary market. The Corporation did not repurchase any shares of its common stock in 2006 or 2005.

NOTE O - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2006 and 2005 is summarized as follows:

	December 31,
(In thousands)	2006	2005
Loans outstanding at beginning of year	$14,196	$33,235
New loans	8,967	17,284
Repayments	(9,577)	(36,323)

Loans outstanding at end of year	$13,586	$14,196

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

To ensure capital adequacy, quantitative measures have been established by regulators that require the Corporation and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined)

to risk-weighted assets (as defined), and of Tier 1 capital to adjusted average total assets (leverage). Management believes, as of December 31, 2006, that the Corporation and its subsidiary bank exceed all capital adequacy requirements.

For 2005 and 2006, Cadence was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, and has a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Cadence Financial Corporation (Consolidated)		Cadence
($ In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total risk-based	$172,612	12.5%	$152,744	11.1%
Tier 1 risk-based	160,357	11.7%	140,508	10.3%
Tier 1 leverage	160,357	9.2%	140,508	8.1%
December 31, 2005:
Total risk-based	$128,890	13.4%	$124,832	13.0%
Tier 1 risk-based	119,578	12.5%	115,520	12.0%
Tier 1 leverage	119,578	8.7%	115,520	8.4%

The minimum amounts of capital and ratios as established by banking regulators are as follows:

December 31, 2006:
Total risk-based	$110,115	8.0%	$109,663	8.0%
Tier 1 risk-based	55,058	4.0%	54,832	4.0%
Tier 1 leverage	69,897	4.0%	69,080	4.0%
December 31, 2005:
Total risk-based	$76,868	8.0%	$76,765	8.0%
Tier 1 risk-based	38,434	4.0%	38,383	4.0%
Tier 1 leverage	55,152	4.0%	55,263	4.0%

The Corporation is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2006 and 2005, the required reserve balance on deposit with the Federal Reserve Bank was approximately $600,000 and $2,060,000, respectively.

NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, credit card lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at December 31, 2006 and 2005, is as follows:

	Contractual Amount December 31,
(In thousands)	2006	2005
Commitments to extend credit	$359,271	$202,771
Standby letters of credit	18,183	10,701

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2006, nor are any significant losses as a result of these transactions anticipated.

The Corporation leases various premises and equipment under operating leases. At December 31, 2006, future minimum rental commitments are as follows:

Year	Amount
(In thousands)
2007	$1,199
2008	1,092
2009	1,035
2010	716
2011	678
Thereafter	6,035

Rental expense for premises and equipment for the years ended December 31, 2006, 2005, and 2004, was $1,069,000, $818,000, and $691,000, respectively.

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

NOTE S - SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2006	2005	2004
Cash paid during the year for:
Interest	$42,070	$27,425	$21,071
Income taxes, net of refunds	6,890	1,555	3,586
Non-cash activities:
Transfers of loans to other real estate	1,079	637	2,764
Stock issued for acquisition	18,862	—	—

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

Short-Term Borrowings – The fair value of any federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings generally approximates their carrying value.

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

	December 31, 2006		December 31, 2005
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$83,504	$83,504	$43,122	$43,122
Securities available-for-sale	413,812	413,812	407,532	407,532
Securities held-to-maturity	23,478	25,057	23,755	25,681
Other securities	11,290	11,290	11,153	11,153
Loans	1,210,710	1,193,397	851,332	843,670
Liabilities:
Noninterest-bearing deposits	178,018	178,018	167,023	167,023
Interest-bearing deposits	1,282,505	1,259,292	954,661	924,780
Federal funds purchased and securities sold under agreements to repurchase	80,838	80,566	58,571	58,571
Subordinated debentures	37,114	37,114	37,114	37,114
FHLB and other borrowings	112,664	112,425	97,822	97,934

NOTE U - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2006 and 2005, and statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004, of Cadence Financial Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
(In thousands)	2006	2005
Assets
Cash and cash equivalents	$8,309	$2,900
Securities available-for-sale	10,486	—
Investment in and advances to subsidiaries	210,161	152,361
Other assets	1,475	1,436

	$230,431	$156,697

Liabilities and Shareholders’ Equity
Dividends payable and other liabilities	$2,052	$2,599
Subordinated debentures	37,114	37,114
Shareholders’ equity	191,265	116,984

	$230,431	$156,697

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2006	2005	2004
Dividends from subsidiaries	$10,722	$9,006	$34,134
Other	1,313	14	153

Total income	12,035	9,020	34,287
Total expense	3,601	2,660	2,065

Income before income taxes and equity in undistributed earnings of subsidiaries	8,434	6,360	32,222
Income tax benefit	875	1,025	724

Income before equity in undistributed earnings of subsidiaries	9,309	7,385	32,946
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends	4,844	6,369	(20,647)

Net income	$14,153	$13,754	$12,299

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2005	2004
Cash Flows From Operating Activities
Net income	$14,153	$13,754	$12,299
Equity in subsidiaries’ earnings (in excess of) less than dividends	(4,844)	(6,369)	20,647
Other, net	2,097	2,276	(2,438)

Net cash provided by operating activities	11,406	9,661	30,508

Cash Flows From (Used In) Investing Activities
Payments for investments in and advances to subsidiaries	(34,505)	—	—
Purchase of investments available-for-sale	(50,921)	—	—
Proceeds from sales and maturities of securities available-for-sale	41,000	—	—
Purchase of subsidiary	—	—	(52,827)
Liquidation of subsidiary	—	—	185
Other, net	498	—	—

Net cash used in investing activities	(43,928)	—	(52,642)

Cash Flows From (Used In) Financing Activities
Dividends paid on common stock	(12,766)	(7,921)	(7,837)
Acquisition of stock	—	—	(346)
Net proceeds from equity offering	50,218	—	—
Other, net	479	255	94

Net cash provided by (used in) financing activities	37,931	(7,666)	(8,089)

Net increase (decrease) in cash and cash equivalents	5,409	1,995	(30,223)
Cash and cash equivalents at beginning of year	2,900	905	31,128

Cash and cash equivalents at end of year	$8,309	$2,900	$905

NOTE V – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
2006
Total interest income	$20,611	$22,388	$25,544	$28,451
Total interest expense	8,869	10,302	12,523	14,818

Net interest income	11,742	12,086	13,021	13,633
Provision for loan losses	401	827	(72)	500

Net interest income after provision for loan losses	11,341	11,259	13,093	13,133
Total noninterest income, excluding securities gains (losses)	4,743	5,377	3,786	6,021
Securities gains (losses)	2	17	2	45
Total noninterest expenses	11,634	11,834	12,660	13,554
Income taxes	1,202	1,325	1,111	1,346

Net income	$3,250	$3,494	$3,110	$4,299

Per share:
Net income	$0.40	$0.36	$0.27	$0.36
Net income, diluted	0.40	0.36	0.27	0.36
Cash dividends declared	0.25	0.25	0.25	0.25
2005
Total interest income	$17,310	$17,770	$18,496	$19,608
Total interest expense	6,125	6,530	7,257	8,058

Net interest income	11,185	11,240	11,239	11,550
Provision for loan losses	635	358	535	600

Net interest income after provision for loan losses	10,550	10,882	10,704	10,950
Total noninterest income, excluding securities gains (losses)	5,233	4,857	5,029	4,657
Securities gains (losses)	(3)	97	59	6
Total noninterest expenses	10,508	11,366	11,137	11,734
Income taxes	1,530	1,131	1,254	607

Net income	$3,742	$3,339	$3,401	$3,272

Per share:
Net income	$0.46	$0.41	$0.42	$0.40
Net income, diluted	0.46	0.41	0.42	0.40
Cash dividends declared	0.24	0.24	0.25	0.25

NOTE W – EQUITY OFFERING

On May 12, 2006, the Corporation closed on a public offering of its common stock. As a result of this offering, 2.76 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $50.2 million. Some of these proceeds were used to fund the SunCoast and Seasons acquisitions, and the remainder will be used for other general corporate purposes.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Cadence Financial Corporation (“the Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities and Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Board of Directors, primarily through its audit committee, oversees the adequacy of the Corporation’s internal control structure. The audit committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. Both the independent registered public accounting firm and the internal auditors have direct confidential access to the audit committee at all times to discuss the results of their examinations.

Management conducted an evaluation of the effectiveness of the Corporation’s internal controls over financial reporting as of December 31, 2006. This evaluation was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, has been audited by the Corporation’s independent registered accounting firm, whose report follows this report.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders of Cadence Financial Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Cadence Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cadence Financial Corporation’s

management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cadence Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Cadence Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion thereon.

/s/ T. E. Lott & Company
Columbus, Mississippi March 13, 2007

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Reference is made to the material under the captions, “Election of Directors,” in the Corporation’s proxy statement for its 2007 annual meeting, which is incorporated herein by reference, and “Executive Officers,” included in Part I, Item 1, of this report.

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

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the caption, “Executive Compensation,” in the Corporation’s proxy statement for its 2007 annual meeting, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the caption, “Stock Ownership of Directors, Officers, and Principal Shareholders,” in the Corporation’s proxy statement for its 2007 annual meeting, which is incorporated herein by reference.

The following table gives information about the common stock that may be issued upon the exercise of options under the Corporation’s existing equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,260	$25.21	731,250
Equity compensation plans not approved by security holders	292,026	$22.72	—

Note L to the Corporation’s Notes to Consolidated Financial Statements and the information contained under the caption, “Executive Compensation,” in the Corporation’s proxy statement to be mailed to shareholders in connection with the Corporation’s 2007 annual meeting of shareholders should also be read in connection with this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the caption, “Certain Relationships, Related Transactions and Indebtedness,” in the Corporation’s proxy statement for its 2007 annual meeting, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the caption, “Independent Public Accountants,” in the Corporation’s proxy statement for its 2007 annual meeting, which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of Cadence Financial Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2006:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Income—Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows—Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Articles of Incorporation of Cadence Financial Corporation (included as Exhibit 3.1 to Form 10-Q dated August 7, 2006 and incorporated herein by reference).

3.2	Bylaws of Cadence Financial Corporation

4.1	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee (included as Exhibit 4 to Form 10-K for the year ended December 31,2003, dated March 9, 2004 and incorporated herein by reference).

4.2	Indenture Agreement dated as of December 19, 2002, between Enterprise Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (included as Exhibit 4.1 to Form 8-K, dated April 1, 2004 and incorporated herein by reference).

4.3	Supplemental Indenture dated March 31, 2004, between NBC Capital Corporation (as successor by merger to Enterprise Bancshares, Inc.) and U. S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as trustee (included as Exhibit 4.2 to Form 8-K, dated April 1, 2004 and incorporated herein by reference).

*10.1	Salary Reduction Thrift Plan (included as Exhibit 4.3 of Form S-8 filed December 13, 2001 and incorporated herein by reference).

*10.2	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Lewis F. Mallory, Jr.

*10.3	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Mark A. Abernathy.

*10.4	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Richard T. Haston.

*10.5	NBC Capital Corporation 2005 Deferred Compensation Plan (included as Exhibit 10.1 of Form 8-K filed December 7, 2004 and incorporated herein by reference).

*10.6	NBC Capital Corporation Long-Term Incentive Compensation Plan (included as Exhibit 10.10 of Form S-4 filed July 17, 2006 and incorporated herein by reference).

14	Cadence Financial Corporation’s Code of Ethics is posted on the Corporation’s website.

21.1	Subsidiaries of the Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

99.1	Revolving Credit Agreement dated December 16, 2005, between NBC Capital Corporation, as borrower, and SunTrust Bank, as lender (included as Exhibit 99.1 to Form 8-K, dated December 19, 2005 and incorporated herein by reference).

99.2	Pledge Agreement dated as of December 16, 2005, between NBC Capital Corporation, as pledgor, and SunTrust Bank, as secured party (included as Exhibit 99.2 to Form 8-K, dated December 19, 2005 and incorporated herein by reference).

*	Indicates management contracts and compensatory plans and arrangements.

(b)	Exhibits

See exhibit index included in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

See Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE FINANCIAL CORPORATION (Registrant)

By	/s/ L. F. Mallory, Jr.
L. F. Mallory, Jr. Chairman of Board and Chief Executive Officer

By	/s/ Mark A. Abernathy
Mark A. Abernathy President and Chief Operating Officer

By	/s/ Richard T. Haston
Richard T. Haston Executive Vice President and Chief Financial Officer

By	/s/ J. Aubrey Adair
J. Aubrey Adair Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Hunter M. Gholson	/s/ Gregory M. Duckett
Hunter M. Gholson Director	Gregory M. Duckett Director

/s/ Robert L. Calvert, III	/s/ H. Stokes Smith
Robert L. Calvert, III Director	H. Stokes Smith Director

/s/ James D. Graham	/s/ James C. Galloway, Jr.
James D. Graham Director	James C. Galloway, Jr. Director

/s/ Dan R. Lee	/s/ Sammy J. Smith
Dan R. Lee Director	Sammy J. Smith Director

/s/ J. Nutie Dowdle
J. Nutie Dowdle Director

Date: March 14, 2007