Form 10-Q
period 2007-03-31
CADENCE FINANCIAL CORP
filed 2007-05-09
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 11,894,932 shares as of March 31, 2007.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Amounts in thousands, except per share data)	2007	2006
INTEREST INCOME
Interest and fees on loans	$23,972	$15,423
Interest and dividends on securities	5,178	5,019
Other interest income	315	169

Total interest income	29,465	20,611

INTEREST EXPENSE
Interest on deposits	12,735	6,613
Interest on borrowed funds	3,031	2,256

Total interest expense	15,766	8,869

Net interest income	13,699	11,742
Provision for loan losses	1,229	401

Net interest income after provision for loan losses	12,470	11,341

OTHER INCOME
Service charges on deposit accounts	2,153	1,985
Insurance commissions, fees and premiums	1,501	1,125
Trust Department income	612	526
Mortgage loan fees	343	140
Other income	925	967
Securities gains (losses), net	734	2

Total other income	6,268	4,745

OTHER EXPENSE
Salaries and employee benefits	7,776	6,792
Premises and fixed asset expense	2,048	1,576
Other expense	3,634	3,266

Total other expense	13,458	11,634

Income before income taxes	5,280	4,452
Income taxes	1,597	1,202

Net income	$3,683	$3,250

Net income per share:
Basic	$0.31	$0.40

Diluted	$0.31	$0.40

Dividends per common share	$0.25	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$41,484	$41,124
Interest-bearing deposits with banks	9,362	17,576
Federal funds sold and securities purchased under agreements to resell	15,963	24,804

Total cash and cash equivalents	66,809	83,504
Securities held for trading	163,223	—
Securities available-for-sale	228,315	413,812
Securities held-to-maturity (estimated fair value of $24,919 at March 31, 2007 and $25,057 at December 31, 2006)	23,493	23,478
Other securities	11,892	11,290

Total securities	426,923	448,580
Loans	1,246,612	1,222,946
Less: allowance for loan losses	(12,909)	(12,236)

Net loans	1,233,703	1,210,710
Interest receivable	11,156	12,345
Premises and equipment, net	32,897	32,535
Goodwill and other intangible assets	71,035	71,342
Other assets	39,045	40,932

Total Assets	$1,881,568	$1,899,948

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits	$185,661	$178,018
Interest-bearing deposits	1,269,621	1,282,505

Total deposits	1,455,282	1,460,523
Interest payable	5,873	6,880
Federal funds purchased and securities sold under agreements to repurchase	86,478	80,838
Subordinated debentures	37,114	37,114
Other borrowed funds	97,511	112,664
Other liabilities	9,684	10,664

Total liabilities	1,691,942	1,708,683

Shareholders' Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2007 and 2006; issued 11,894,932 shares in 2007 and 11,888,932 shares in 2006	11,895	11,889
Surplus	93,142	93,122
Retained earnings	87,834	92,947
Accumulated other comprehensive income (loss)	(3,245)	(6,693)

Total shareholders' equity	189,626	191,265

Total Liabilities and Shareholders' Equity	$1,881,568	$1,899,948

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Amounts in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,683	$3,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,120	866
Deferred income taxes	(787)	48
Provision for loan losses	1,229	401
Loss (gain) on sale of securities, net	(8)	(2)
Loss (gain) on market value adjustment of securities held for trading	(726)	—
(Increase) decrease in interest receivable	1,189	2
(Increase) decrease in other assets	1,543	(1,581)
Increase (decrease) in interest payable	(1,007)	199
Increase (decrease) in other liabilities	(980)	548

Net cash provided by operating activities	5,256	3,731

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	22,212	7,727
Proceeds from sale of securities	9	—
Purchase of securities	(1,163)	(17,026)
(Increase) decrease in loans	(24,222)	(1,807)
(Additions) disposal of premises and equipment	(1,087)	(2,187)

Net cash provided by (used in) investing activities	(4,251)	(13,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(5,241)	22,647
Dividend paid on common stock	(2,974)	(2,043)
Increase (decrease) in borrowed funds	(9,513)	3,404
Other financing activities	28	218

Net cash provided by (used in) financing activities	(17,700)	24,226

Net increase (decrease) in cash and cash equivalents	(16,695)	14,664
Cash and cash equivalents at beginning of year	83,504	43,122

Cash and cash equivalents at end of quarter	$66,809	$57,786

Cash paid during the period for:
Interest	$16,773	$8,670

Income tax	$241	$93

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”) and Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc. (“Insurance”), a wholly owned subsidiary of Cadence, NBC Service Corporation (“Service”), a wholly owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly owned subsidiary of Service. All significant intercompany accounts and transactions have been eliminated.

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

Note 1. Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under this Statement, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if FASB Statement No. 157, “Fair Value Measurements,” is adopted concurrently, and if the adoption is made within 120 days of the beginning of the fiscal year and before any periodic financial statements are issued. The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. See Note 10 for additional information.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. At March 31, 2007, the Corporation had approximately $67.1 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

Other identifiable intangible assets consist primarily of the core deposit premium arising from acquisitions. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

Note 3. Stock Options/Performance Share Grants

The Corporation accounts for stock options in accordance with FASB Statement No. 123(R), “Share-Based Payment.” This Statement requires that the fair value of equity instruments exchanged for employee services (as determined on the grant date of the award) be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

In 2006, the Corporation’s shareholders adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. During the fourth quarter of 2006 and the first quarter of 2007, the Committee granted 18,750 and 6,000 performance shares, respectively, to certain officers. These shares vest in equal amounts over a four-year period, once the performance targets have been attained. In the first quarter of 2007, the Committee granted an additional 59,000 performance shares to certain officers. The performance targets for earning these shares have not been met as of March 31, 2007; thus, the shares are not considered issued. For the quarter ended March 31, 2007, compensation expense relating to performance shares totaled $26,000.

Note 4. Variable Interest Entities

Through two business trust subsidiaries, the Corporation has issued $37.1 million in subordinated debentures that were used to support trust preferred securities. These debentures are the sole assets of the trust subsidiaries. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” neither of the trust subsidiaries is consolidated into the financial statements of the Corporation.

Note 5. Comprehensive Income

The following table discloses comprehensive income for the periods reported in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2007	2006
(In thousands)
Net income	$3,683	$3,250
Net change in other comprehensive income (loss):
Realized gains (losses) included in net income	5	2
Unrealized gains (losses) on securities	(169)	(136)
Unrealized gains (losses) on interest rate swaps	16	(33)

Net change in other comprehensive income (loss)	(148)	(167)

Comprehensive income	$3,535	$3,083

Accumulated other comprehensive income (loss) at beginning of period	$(6,693)	$(8,160)
Net change in other comprehensive income (loss)	(148)	(167)
Cumulative-effect adjustment for adoption of FASB Statement No. 159	3,596	—

Accumulated other comprehensive income (loss) at end of period	$(3,245)	$(8,327)

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Three Months Ended March 31,
	2007	2006
(In thousands)
Service cost	$147	$155
Interest cost	170	175
Expected return on assets	(210)	(205)
Net (gain)/loss recognition	77	97
Prior service cost amortization	(32)	(32)

Preliminary net periodic benefit cost/(income)	152	190
Immediate recognition due to settlements	—	215

Net periodic benefit cost/(income)	$152	$405

The expected rate of return for 2007 and 2006 was 7.5%.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the quarter ended March 31, 2007, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of March 31, 2007, approximately 61% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of March 31, 2007, is other-than-temporarily impaired.

Note 8. Acquisitions

On November 14, 2006, the Corporation completed the acquisition of Seasons Bancshares, Inc. (“Seasons”), and its subsidiary bank, Seasons Bank, located in Blairsville, Georgia. The acquisition will allow the Corporation to expand its business into the rapidly growing north Atlanta, Georgia market. The acquisition was an all-cash transaction valued at approximately $17.6 million. As part of this total, option and warrant holders received the difference between the cash price and the exercise price of the options or warrants. Seasons’ assets and liabilities were recorded on the balance sheet at their respective fair values as of the closing date.

The following table summarizes the preliminary allocation of the purchase price to the assets and liabilities acquired on November 14, 2006. The Corporation is in the process of obtaining income tax basis information on certain assets; thus, the allocation of the purchase price is subject to refinement.

(In thousands)
Cash and cash equivalents	$2,712
Securities	5,783
Loans	77,430
Less allowance for loan losses	(1,735)

Net loans	75,695
Premises and equipment	3,765
Goodwill	10,305
Core deposit intangible	424
Other assets	2,067

Total assets acquired	100,751

Deposits	82,089
Other liabilities	1,100

Total liabilities assumed	83,189

Net assets acquired	$17,562

On August 17, 2006, the Corporation completed the acquisition of SunCoast Bancorp, Inc. (“SunCoast”), and its subsidiary bank, SunCoast Bank, located in Sarasota and Manatee Counties, Florida. The acquisition will allow the Corporation to expand further into the rapidly growing markets of Tampa, Sarasota, and Naples, Florida. The acquisition was valued at approximately $35.9 million, of which 45% was paid in cash and 55% was paid in shares of the Corporation’s common stock. Option holders received the difference between the cash election price and the option price of their options, or an aggregate of approximately $1.0 million. SunCoast’s assets and liabilities were recorded on the balance sheet at their respective fair values as of the closing date.

The following table summarizes the preliminary allocation of the purchase price to the assets and liabilities acquired on August 17, 2006. The Corporation is in the process of obtaining income tax basis information on certain assets; thus, the allocation of the purchase price is subject to refinement.

(In thousands)
Cash and cash equivalents	$3,563
Securities	9,217
Loans	125,584
Less allowance for loan losses	(1,382)

Net loans	124,202
Premises and equipment	4,278
Goodwill	20,559
Core deposit intangible	1,631
Other assets	1,004

Total assets acquired	164,454

Deposits	128,085
Other liabilities	433

Total liabilities assumed	128,518

Net assets acquired	$35,936

The Corporation’s financial statements include the results of operations for Seasons and SunCoast from their respective merger dates. The pro forma impact of these acquisitions on the Corporation’s results of operations was immaterial. Goodwill resulting from these acquisitions is not deductible for income tax reporting purposes.

Note 9. Derivative Instruments

In 2006, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. As of March 31, 2007, the total notional amount of the outstanding swaps is $30 million. Original maturities on these swaps range from fifteen to twenty-four months, and rates range from 7.72% to 8.02%. The transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they are accounted for under the provisions of that Statement.

The effectiveness of the transactions described above was tested as of March 31, 2007, in accordance with Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by the Statement. For the quarter ended March 31, 2007, $16,000 in unrealized gains (net of tax) was recorded as an adjustment to accumulated other comprehensive income for the increase in fair value of these transactions. For the quarter ended March 31, 2006, $33,000 in unrealized losses (net of tax) was recorded as an adjustment to accumulated other comprehensive income for the decline in fair value of these transactions.

Note 10. Fair Value

Effective January 1, 2007, the Corporation elected early adoption of FASB Statement No. 159. See Note 1 for a detailed description of the Statement’s provisions. The Corporation elected the fair value option for its fixed rate collateralized mortgage obligations (“CMOs”) and floating rate mortgage-backed securities. These segments of the Corporation’s investment portfolio were selected because of their long duration and less predictable cash flows. In accordance with the provisions of Statement No. 159, these securities were reclassified from available-for-sale to trading, effective January 1, 2007. These securities represent the entire balance of the “Securities Held for Trading” caption on the Corporation’s Consolidated Balance Sheet as of March 31, 2007. The unrealized loss on these securities as of January 1, 2007, which was previously included in accumulated other comprehensive income, was recorded as a cumulative-effect adjustment to the Corporation’s retained earnings. This adjustment totaled $5.8 million ($3.6 million net of tax).

The Corporation sold these securities in early April and reinvested the proceeds into callable agency securities with shorter terms and more predictable yields.

In summary, the Corporation elected early adoption of Statement No. 159 because it provided the opportunity to 1) decrease the duration of the investment securities portfolio; 2) reduce the negative convexity inherent in mortgage-backed securities and CMOs and improve the Corporation’s balance sheet from an asset/liability management perspective; 3) improve cash flow predictability; and 4) increase the average yield on investment securities.

Because the Corporation elected early adoption of Statement No. 159, it was also required to adopt FASB Statement No. 157, “Fair Value Measurements,” concurrently. The adoption of Statement No. 157 had no significant impact on the financial position of the Corporation.

The following table reflects assets measured at fair value on a recurring basis:

Fair Value at March 31, 2007
Securities held for trading (accounted for under FASB Statement No. 159)	$163,223
Available-for-sale securities (accounted for under FASB Statement No. 115)	228,315

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets. The change in fair value of securities held for trading is included in the “Securities Gains (Losses)” line item on the Consolidated Statements of Income and totaled $726,000 for the quarter ended March 31, 2007. Interest and dividends on securities held for trading are recognized in interest income as they are earned.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the quarter ended March 31, 2007. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in our documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A,

“Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and that may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

For the first quarter of 2007, our net interest margin was 3.26%, compared to 3.61% for the same period of 2006. Our loan yields increased by 58 basis points as compared to the first quarter of 2006, as the loan portfolio, which is composed of approximately 62% variable rate loans and 38% fixed rate loans, repriced upward. In addition, our average loan balances increased by approximately $378.5 million. However, our net interest margin was negatively impacted by the increase in our overall cost of funds (115 basis points as compared to the first quarter of 2006), as the rate environment continued to put pressure on deposit and other borrowing rates.

We have maintained our underwriting standards and believe that the overall credit quality of the loan portfolio was very good at the end of the first quarter. Our provision for loan losses was substantially higher in the first quarter of 2007 as compared to the first quarter of 2006, due primarily to credit downgrades related to a Mississippi commercial customer and a Memphis customer. However, we believe these are isolated credit issues.

Noninterest income, exclusive of gains on securities, increased from $4.7 million for the first quarter of 2006 to $5.5 million for the first quarter of 2007, an increase of 16.7%. During the first quarter of 2007, noninterest income accounted for 17.5% of gross income. The growth of noninterest income continues to be one of our major strategic goals.

Another goal of management in 2007 is to continue to control the level of noninterest expenses. During the first quarter of 2007, total noninterest expenses increased by $1.8 million, or 15.7%, from the same period of 2006, primarily resulting from increased salaries, employee benefits, premises and fixed asset costs relating to our newly opened and acquired locations in Tennessee, Florida, and Georgia.

For the first quarter of 2007, we reported net income of $3.7 million, or $.31 per share, compared to $3.3 million, or $.40 per share, for the first quarter of 2006. Even though net income increased 13.3%, earnings per share decreased due to the 45.3% increase in average weighted shares outstanding arising from the $50.2 million stock offering and shares issued in the SunCoast acquisition during 2006.

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

In the areas of noninterest income, our primary objective for 2007 is to expand our mortgage origination efforts into our new markets in Alabama and Tennessee. This process began in late 2006, with the reorganization of our mortgage division to take advantage of these opportunities. We also continue our efforts to control noninterest expenses. In the area of noninterest expenses, our efforts will be focused on controlling these expense categories as we continue our efforts to achieve maximum efficiencies within our new expanded footprint. Reducing our efficiency ratio remains a key objective.

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

Even though we believe that we will have net income growth in 2007, that growth will not translate into growth in earnings per share. The average shares outstanding for 2006 were 10,323,000. In 2007, we estimate that average shares outstanding will be at least 11,895,000, an increase of 1,572,000, or 15.2%.

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

historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the period ended March 31, 2007, we identified the following five external risk factors: (1) stagnant to negative employment reports for the northeast Mississippi area; (2) the current higher rate environment resulting in higher borrowing costs and lower debt service coverages; (3) increased risk associated with commercial real estate credits; (4) slowdown trend in the real estate market; and (5) lack of familiarity with the north Georgia market. These external risk factors will be re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the appropriate discount rate, management, with the assistance of actuarial consultants, performs an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities).

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

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2006 and concluded that no impairment writedown was warranted. At March 31, 2007, we had approximately $67.1 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

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

We own two business trusts, both organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. In accordance with FASB Interpretation No. 46 (revised December 2003), the trusts, which are considered variable interest entities, are not consolidated into our financial statements because the only activity of the variable interest entities is the issuance of the trust preferred securities.

Effective January 1, 2007, we elected early adoption of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under this Statement, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. We elected the fair value option for our fixed rate collateralized mortgage obligations and floating rate mortgage-backed securities. These segments of our investment portfolio were selected because of their long duration and less predictable cash flows. In accordance with the provisions of Statement No. 159, these securities were reclassified from available-for-sale to trading, effective January 1, 2007. The unrealized loss on these securities as of January 1, 2007, which was previously included in accumulated other comprehensive income, was recorded as a cumulative-effect adjustment to the Corporation’s retained earnings. We sold these securities in early April and reinvested the proceeds into callable agency securities with shorter terms and more predictable yields.

We elected early adoption of Statement No. 159 because it provided the opportunity to 1) decrease the duration of the investment securities portfolio; 2) reduce the negative convexity inherent in mortgage-backed securities and CMOs and improve the Corporation’s balance sheet from an asset/liability management perspective; 3) improve cash flow predictability; and 4) increase the average yield on investment securities.

Because we elected early adoption of Statement No. 159, we were also required to adopt FASB Statement No. 157, “Fair Value Measurements,” concurrently. The adoption of Statement No. 157 had no significant impact on our financial position.

Results of Operations

Earnings for the first quarter of 2007 were $3.7 million, or $.31 per share, compared to $3.3 million, or $.40 per share, for the first quarter of 2006. On an annualized basis, these 2007 totals equate to a 0.8% return on average assets and a 7.7% return on average equity. For this same period in 2006, the annualized return on average assets was 0.9% and the annualized return on average equity was 11.1%.

Net interest income for the first quarter of 2007 was $13.7 million, compared to $11.7 million for the first quarter of 2006. This represents an increase of 16.7%. During this period, the net interest margin was 3.26%, compared to

3.61% for the same period of 2006. In comparing the first quarter of 2007 to the same quarter of 2006, we gained 68 basis points of yield on our average earning assets. However, during the same period, the cost of funds increased by 115 basis points. Our average earning assets increased by $383.7 million from the first quarter of 2006 to the first quarter of 2007. This increase is mostly due to the increase in our average loan balance, from $859.9 million during the first quarter of 2006 to $1.2 billion during the first quarter of 2007. From the first quarter of 2006 to the first quarter of 2007, the yield on loans increased from 7.27% to 7.85%, the yield on federal funds sold increased from 4.44% to 4.93% and the yield on the investment securities portfolio increased from 4.60% to 4.80%. Our average interest-bearing liabilities increased by $344.4 million from the first quarter of 2006 to the first quarter of 2007, mostly due to the increase in our average deposit balance, from $953.0 million during the first quarter of 2006 to $1.3 billion during the first quarter of 2007. From the first quarter of 2006 to the first quarter of 2007, the cost of deposits increased from 2.81% to 4.07%, and the cost of our other interest-bearing liabilities increased from 4.48% to 5.27%. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $401,000 for the first quarter of 2006 to $1.2 million for the same quarter of 2007. This increase is due mostly to two credit downgrades, one of which is a bankruptcy.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and losses, increased by $791,000, or 16.7%, from the first quarter of 2006 to the first quarter of 2007. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2007	2006	Change
Service charges on deposit accounts	$2,153	$1,985	$168
Insurance commissions, fees and premiums	1,501	1,125	376
Trust Department income	612	526	86
Mortgage loan fees	343	140	203
Other income	925	967	(42)

Total other income	$5,534	$4,743	$791

The increase in noninterest income resulted primarily from increases in service charges on deposit accounts, insurance commissions, fees and premiums, and mortgage loan fees. Service charges on deposit accounts increased by $168,000, or 8.5%, due mostly to improved management and oversight of our noninterest-bearing accounts. Insurance commissions, fees and premiums increased by $376,000, or 33.4%, because of increased profit-sharing levels from insurance carriers. Mortgage loan fee income increased by $203,000 or 145.0%, due primarily to our recent restructuring of the division and our objective of expanding mortgage operations into our newer markets.

We recognized $734,000 in securities gains during the first quarter of 2007, compared to $2,000 in gains during the first quarter of 2006. Of the $734,000 recognized in 2007, $726,000 represents the increase in fair value of our securities held for trading.

Noninterest expense represents ordinary overhead expenses. These expenses increased $1.8 million, or 15.7%, during the first quarter of 2007, compared with the first quarter of 2006. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2007	2006	Change
Salaries and employee benefits	$7,776	$6,792	$984
Premises and fixed asset expense	2,048	1,576	472
Other expense	3,634	3,266	368

Total other expense	$13,458	$11,634	$1,824

Salaries and employee benefits increased by $984,000, or 14.5%, and expenses associated with premises and fixed assets increased by $472,000, or 29.9%. Both of these increases are due primarily to the de novo branch expansion in Brentwood, Tennessee, the SunCoast and Seasons acquisitions, and the addition of new branches in Memphis, Tennessee. Other noninterest expenses increased by $368,000, or 11.3%, due to slight increases in several accounts, including accounting and professional fees, computer service expense, director fees, and intangible asset amortization.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate increased from 27.0% for the first quarter of 2006 to 30.2% for the first quarter of 2007. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income.

Financial Condition

During the first quarter of 2007, our balance sheet reflected a slight decrease of $18.4 million, or 1.0%, in total assets. Cash and cash equivalents decreased by approximately $16.7 million, or 20.0%, from $83.5 million to $66.8 million. This decrease resulted primarily from repayments of Federal Home Loan Bank (“FHLB”) advances. During the first quarter, the investment securities portfolio decreased slightly from $448.6 million to $426.9 million, a decrease of $21.7 million, or 4.8%. The loan portfolio increased by $23.7 million, or 1.9%, during the quarter. Our Tennessee markets accounted for most of this growth.

During the first quarter of 2007, the allowance for loan losses was $12.9 million. This amount represents a $0.7 million, or 5.5%, increase from December 31, 2006, and a $3.4 million, or 35.9%, increase from March 31, 2006. We believe that the quality of our loan portfolio remains strong. In management’s opinion, the current level of the allowance should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio:

	Quarter Ended 3/31/07	Year Ended 12/31/06	Quarter Ended 3/31/06
Net charge-offs as a percentage of average net loans outstanding	0.04%	0.19%	0.02%
Non-performing loans as a percentage of total loans	0.91%	0.22%	0.33%
Classified assets as a percentage of average capital	18.69%	16.67%	13.50%
Allowance for loan losses as a percentage of total loans	1.04%	1.00%	1.10%

The increase in non-performing loans as a percentage of total loans occurred as a result of the two credit downgrades mentioned previously. Based on the evaluations described earlier and the information above, the allowance for loan losses at March 31, 2007 was deemed adequate to cover exposure within our loan portfolio.

The liability side of the balance sheet decreased slightly from $1.71 billion at December 31, 2006 to $1.69 billion at March 31, 2007, a decrease of $16.7 million, or 1.0%. During the first quarter of 2007, deposits declined by $5.2 million, or 0.4%. Federal funds purchased and securities sold under agreements to repurchase increased by $5.6 million, or 7.0%, from $80.8 million to $86.5 million. Also during the quarter, FHLB advances decreased by $15.2 million, or 13.4%, due to several repayments.

In summary, during the first quarter of 2007, we allowed our cash and investments balances to decrease in order to fund our loan growth, to offset the effect of a slight decline in deposits, and to repay FHLB borrowings.

Shareholders’ equity decreased from $191.3 million to $189.6 million during the first three months of 2007. We earned $3.7 million in net income during this period. Also, we recorded a $5.8 million ($3.6 million net of tax) cumulative effect adjustment to retained earnings as a result of our adopting FASB Statement No. 159. (See Note 10 of the Notes to Consolidated Financial Statements for more information.) Because of that adjustment, as well as an increase in the market value of our available-for-sale investment securities, accumulated other comprehensive income changed from an unrealized loss of $6.7 million at December 31, 2006 to an unrealized loss of $3.2 million at March 31, 2007. Also, during the first quarter of 2007, we declared dividends of approximately $3.0 million.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At March 31, 2007, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At March 31, 2007, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $12.9 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At March 31, 2007, there were no formal borrowings between the Corporation (or its non-banking subsidiaries) and the Bank.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2007, the amount of unfunded commitments outstanding was $357.4 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of March 31, 2007, the amount of outstanding letters of credit was $17.0 million.

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

Market Risk

During the first quarter of 2007, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

In 2006, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. These transactions were initiated to protect us from future unanticipated downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio. Original maturities on these swaps range from fifteen to twenty-four months, and rates range from 7.72% to 8.02%. The total notional amount on these swaps is $30 million as of March 31, 2007. These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by Statement No. 133, we measured the effectiveness of these transactions as of March 31, 2007 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At March 31, 2007, our balance sheet reflected approximately $11.9 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents approximately 0.6% of total assets and indicates that we have achieved a basically neutral rate sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will be flat to slightly down in 2007 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands) Average Balances
	Quarter Ended 3/31/07	Year Ended 12/31/06
EARNING ASSETS:
Net loans	$1,238,349	$973,466
Federal funds sold and other interest-bearing assets	25,927	25,893
Securities:
Taxable	332,131	343,515
Tax-exempt	105,478	116,328

Totals	1,701,885	1,459,202

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,268,359	1,061,250
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	233,185	207,927

Totals	1,501,544	1,269,177

Net amounts	$200,341	$190,025

	($ In Thousands) Interest For		Yields Earned And Rates Paid (%)
	Quarter Ended 3/31/07	Year Ended 12/31/06	Quarter Ended 3/31/07	Year Ended 12/31/06
EARNING ASSETS:
Net loans	$23,972	$74,182	7.85	7.62
Federal funds sold and other interest-bearing assets	315	1,312	4.93	5.07
Securities:
Taxable	4,090	16,641	4.99	4.84
Tax-exempt	1,088	4,859	4.19	4.18

Totals	29,465	96,994	7.02	6.65

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	12,735	35,992	4.07	3.39
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	3,031	10,520	5.27	5.06

Totals	15,766	46,512	4.26	3.66

Net amounts	$13,699	$50,482	3.26	3.46

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.44	6.43

Total earning assets			7.16	6.83

Net yield on earning assets			3.40	3.64

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

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

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month period ended March 31, 2007, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION
Registrant

Date: May 9, 2007	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of per-share earnings	22

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	23

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	24

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	25

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	26