Form 10-Q/A
period 2007-03-31
CADENCE FINANCIAL CORP
filed 2007-07-25
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-15773

CADENCE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter.)

Mississippi	64-0694775
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

301 East Main Street, P. O. Box 1187, Starkville, Mississippi	39760
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

On May 9, 2007, Cadence Financial Corporation (“Cadence”) filed with the Securities and Exchange Commission (“SEC”) its Form 10-Q for the three months ended March 31, 2007 (“the original Form 10-Q”).

As described in its Current Report on Form 8-K filed on July 20, 2007, and as discussed in Note 10 to the Consolidated Financial Statements included herein, Cadence is filing this amendment to its original Form 10-Q to amend and restate its financial statements and other financial information as a result of Cadence’s decision to reverse its application of Financial Accounting Standards Board Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FASB 159”), with respect to certain investment securities.

This Form 10-Q/A has been presented as of the date of the original Form 10-Q and the disclosures contained herein have not been updated for presentation as of any later date. Information not directly affected by the reversal of the application of FASB 159 remains substantially unchanged in this amendment and continues to reflect the disclosures made at the time of the original filing.

For convenience, the entire Quarterly Report on Form 10-Q for the three months ended March 31, 2007 has been refiled in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, Cadence is filing updated exhibits 31.1, 31.2, 32.1, and 32.2 in connection with this filing.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Amounts in thousands, except per share data)	2007	2006
	(Restated)
INTEREST INCOME
Interest and fees on loans	$23,972	$15,423
Interest and dividends on securities	5,178	5,019
Other interest income	315	169

Total interest income	29,465	20,611

INTEREST EXPENSE
Interest on deposits	12,735	6,613
Interest on borrowed funds	3,031	2,256

Total interest expense	15,766	8,869

Net interest income	13,699	11,742
Provision for loan losses	1,229	401

Net interest income after provision for loan losses	12,470	11,341

OTHER INCOME
Service charges on deposit accounts	2,153	1,985
Insurance commissions, fees and premiums	1,501	1,125
Trust Department income	612	526
Mortgage loan fees	343	140
Other income	925	967
Securities gains (losses), net	8	2
Impairment loss on securities	(5,097)	—

Total other income	445	4,745

OTHER EXPENSE
Salaries and employee benefits	7,776	6,792
Premises and fixed asset expense	2,048	1,576
Other expense	3,634	3,266

Total other expense	13,458	11,634

Income before income taxes	(543)	4,452
Income taxes	(646)	1,202

Net income	$103	$3,250

Net income per share:
Basic	$0.01	$0.40

Diluted	$0.01	$0.40

Dividends per common share	$0.25	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2007	Dec. 31, 2006
	(Unaudited and Restated)
ASSETS
Cash and due from banks	$41,484	$41,124
Interest-bearing deposits with banks	9,362	17,576
Federal funds sold and securities purchased under agreements to resell	15,963	24,804

Total cash and cash equivalents	66,809	83,504
Securities available-for-sale	391,538	413,812
Securities held-to-maturity (estimated fair value of $24,919 at March 31, 2007 and $25,057 at December 31, 2006)	23,493	23,478
Other securities	11,892	11,290

Total securities	426,923	448,580
Loans	1,246,612	1,222,946
Less: allowance for loan losses	(12,909)	(12,236)

Net loans	1,233,703	1,210,710
Interest receivable	11,156	12,345
Premises and equipment, net	32,897	32,535
Goodwill and other intangible assets	71,035	71,342
Other assets	41,287	40,932

Total Assets	$1,883,810	$1,899,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$185,661	$178,018
Interest-bearing deposits	1,269,621	1,282,505

Total deposits	1,455,282	1,460,523
Interest payable	5,873	6,880
Federal funds purchased and securities sold under agreements to repurchase	86,478	80,838
Subordinated debentures	37,114	37,114
Other borrowed funds	97,511	112,664
Other liabilities	9,684	10,664

Total liabilities	1,691,942	1,708,683

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2007 and 2006; issued 11,894,932 shares in 2007 and 11,888,932 shares in 2006	11,895	11,889
Surplus	93,142	93,122
Retained earnings	90,076	92,947
Accumulated other comprehensive income (loss)	(3,245)	(6,693)

Total shareholders’ equity	191,868	191,265

Total Liabilities and Shareholders’ Equity	$1,883,810	$1,899,948

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Amounts in thousands)	2007	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103	$3,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,120	866
Deferred income taxes	(787)	48
Provision for loan losses	1,229	401
Loss (gain) on sale of securities, net	(8)	(2)
Impairment loss on securities	5,097	—
(Increase) decrease in interest receivable	1,189	2
(Increase) decrease in other assets	(1,426)	(1,581)
Increase (decrease) in interest payable	(1,007)	199
Increase (decrease) in other liabilities	(980)	548

Net cash provided by operating activities	4,530	3,731
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	22,212	7,727
Proceeds from sale of securities	9	—
Purchase of securities	(437)	(17,026)
(Increase) decrease in loans	(24,222)	(1,807)
(Additions) disposal of premises and equipment	(1,087)	(2,187)

Net cash provided by (used in) investing activities	(3,525)	(13,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(5,241)	22,647
Dividend paid on common stock	(2,974)	(2,043)
Increase (decrease) in borrowed funds	(9,513)	3,404
Other financing activities	28	218

Net cash provided by (used in) financing activities	(17,700)	24,226
Net increase (decrease) in cash and cash equivalents	(16,695)	14,664
Cash and cash equivalents at beginning of year	83,504	43,122

Cash and cash equivalents at end of quarter	$66,809	$57,786

Cash paid during the period for:
Interest	$16,773	$8,670

Income tax	$241	$93

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

Note 5. Comprehensive Income

The following table discloses comprehensive income for the periods reported in the Consolidated Statements of Income:

	Three Months Ended
	March 31,
	2007	2006
(In thousands)
Net income	$103	$3,250
Net change in other comprehensive income (loss):
Realized gains included in net income	(5)	(2)
Impairment loss on securities	3,147	—
Unrealized gains (losses) on securities	290	(132)
Unrealized gains (losses) on interest rate swaps	16	(33)

Net change in other comprehensive income (loss)	3,448	(167)

Comprehensive income	$3,551	$3,083

Accumulated other comprehensive income (loss) at beginning of period	$(6,693)	$(8,160)
Net change in other comprehensive income (loss)	3,448	(167)

Accumulated other comprehensive income (loss) at end of period	$(3,245)	$(8,327)

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

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of March 31, 2007, is other-than-temporarily impaired, except for the securities discussed in Note 10.

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

Note 10. Fair Value

As disclosed in the Corporation’s original filing on Form 10-Q, the Corporation elected early adoption of FASB Statement No. 159 as of January 1, 2007. See Note 1 for a detailed description of the Statement’s provisions. The Corporation elected the fair value option provisions of Statement No. 159 for its fixed rate collateralized mortgage obligations (“CMOs”) and floating rate mortgage-backed securities. These segments of the Corporation’s investment portfolio had a combined historical cost basis of approximately $173.8 million and combined fair values of $168.0 million. The Corporation elected the fair value option of Statement No. 159 for these securities because it provided the opportunity to 1) decrease the duration of the investment securities portfolio; 2) reduce the negative convexity inherent in mortgage-backed securities and CMOs and improve the Corporation’s balance sheet from an asset/liability management perspective; 3) improve cash flow predictability; and 4) increase the average yield on investment securities.

In accordance with the provisions of Statement No. 159, these securities were reclassified from available-for-sale to trading, effective January 1, 2007. Prior to the decision to apply the provisions of Statement No. 159 to these securities, the Corporation had intended to hold the securities until their scheduled maturities or until there was a recovery in the market prices associated with the specific securities.

In early April, the Corporation sold these securities, which had an average yield of 4.48%. The proceeds were reinvested into callable agency securities with an average yield of 5.17%. The replacement securities were classified as available-for-sale at the date of purchase. The Corporation’s investment portfolio duration was 3.4 years prior to the sale of the CMOs and mortgage-backed securities but moved to 2.8 years after the sale and subsequent reinvestment in agency securities.

In July, in order to get clarification concerning the application of Statement No. 159, the Corporation’s independent registered public accountant initiated a discussion with the Securities and Exchange Commission (“SEC”) staff regarding its position as to the appropriate application of Statement No. 159. Based on comments from the SEC staff, as well as an alert published by the Center for Audit Quality of the American Institute of Certified Public Accountants (“AICPA”), the Corporation concluded that its application of Statement No. 159 to selected portions of its investment portfolio could be deemed a “non-substantive” adoption of the Statement. Consequently, the Corporation decided to reverse its decision to apply Statement No. 159 to its fixed-rate CMOs and floating-rate mortgage-backed securities as of January 1, 2007.

Because the Corporation sold these securities early in the second quarter, it can be presumed that the Corporation had the intent to sell them as of March 31, 2007. Therefore, the securities should be considered other-than-temporarily impaired at the end of the first quarter. Accordingly, as part of this restatement, the Corporation has recognized an other-than-temporary impairment loss of $5.1 million for the first quarter of 2007 and has reversed the cumulative effect adjustment to retained earnings as of January 1, 2007. The effect of the impairment charge and other related adjustments reduced income before taxes by $5.8 million, reduced income tax expense by $2.2 million, and reduced net income by $3.6 million for the three months ended March 31, 2007. Restated net income is $103,000, or $0.01 per share.

The following table reflects the previously reported and the restated amounts by financial statement caption as of and for the three months ended March 31, 2007:

	As of and for the
	Three Months Ended
	March 31, 2007
	Previously
(Amounts in thousands, except per share data)	Reported	Restated
Consolidated Statement of Income:
Securities gains (losses), net	$734	$8
Impairment loss on securities	—	(5,097)
Total other income	6,268	445
Income before income taxes	5,280	(543)
Income taxes	1,597	(646)
Net income	3,683	103
Net income per share:
Basic	$0.31	$0.01
Diluted	$0.31	$0.01
Consolidated Balance Sheet:
Securities held for trading	$163,223	$—
Securities available-for-sale	228,315	391,538
Other assets	39,045	41,287
Total assets	1,881,568	1,883,810
Retained earnings	87,834	90,076
Total shareholders’ equity	189,626	191,868
Total liabilities and shareholders’ equity	1,881,568	1,883,810
Consolidated Statement of Cash Flows:
Net income	$3,683	$103
Loss (gain) on market value adjustment of securities held for trading	(726)	—
Impairment loss on securities	—	5,097
(Increase) decrease in other assets	1,543	(1,426)
Net cash provided by operating activities	5,256	4,530
Purchase of securities	(1,163)	(437)
Net cash provided by (used in) investing activities	(4,251)	(3,525)

Because the Corporation elected early adoption of Statement No. 159, it was also required to adopt FASB Statement No. 157, “Fair Value Measurements,” concurrently. The adoption of Statement No. 157 had no significant impact on the financial position of the Corporation. See Note 1 for a detailed description of the provisions of Statement No. 157.

The following table reflects assets measured at fair value on a recurring basis:

Fair Value at
March 31, 2007
Available-for-sale securities	$391,538

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

Noninterest income, exclusive of securities gains and losses, increased from $4.7 million for the first quarter of 2006 to $5.5 million for the first quarter of 2007, an increase of 16.6%. During the first quarter of 2007, noninterest income accounted for 1.5% of gross income but includes the $5.1 million impairment loss on securities recognized during the period. The growth of noninterest income continues to be one of our major strategic goals.

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

For the first quarter of 2007, we reported net income of $103,000, or $.01 per share, compared to $3.3 million, or $.40 per share, for the first quarter of 2006. The net income for 2007 includes a $5.1 million ($3.1 million after tax) impairment loss recorded for certain investment securities that were sold in early April. The proceeds from the sale of those securities were reinvested in higher-yielding securities that are expected to provide approximately $1.0 million annually in additional net interest income in future periods. The impairment loss was responsible for $0.30 of the difference in earnings per share between the first quarter of 2006 and the first quarter of 2007; however, average weighted shares outstanding also increased by 45.3% between the first quarter of 2006 and the first quarter of 2007, arising from the $50.2 million stock offering and shares issued in the SunCoast acquisition during 2006.

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

Our primary objective for the remainder of 2007 is to grow net income. The previously mentioned growth in assets, expansion of noninterest income, and control of noninterest expenses will all contribute to this net income growth. Other areas of focus to accomplish this goal will be controlling the cost of funding that will be needed to both support our current asset levels and our expected growth and maintaining our level of credit quality. Funding is a challenging issue, due to the inverted yield curve. This situation makes it very difficult to obtain the desired spread between loan yields and cost of funds. Also, there is increased competition for core deposits as all banks struggle to maintain this very important component of their funding. If the economy slows or the real estate market continues to soften, credit quality will become an issue. Currently our credit quality is good, and we will continue our policy of not lowering our credit underwriting standards to obtain loan growth.

Even though we believe that we will have net income growth for the remainder of 2007, that growth will not translate into growth in earnings per share. The average shares outstanding for 2006 were 10,323,000. In 2007, we estimate that average shares outstanding will be at least 11,895,000, an increase of 1,572,000, or 15.2%.

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

Other-Than-Temporary Impairment of Investment Securities

A third area that requires subjective and complex judgments on the part of management is the review of the investments in the securities portfolio for other-than-temporary impairments. EITF Issue 03-01 and FASB FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and (7) interest rate trends that may impact recovery and realization. In connection with the reversal of our application of FASB Statement No. 159 to our fixed rate collateralized mortgage obligations (“CMOs”) and floating rate mortgage-backed securities, we recorded an other-than-temporary impairment loss of $5.1 million on those securities as of March 31, 2007. The securities were sold in early April. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion.

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

Effective January 1, 2007, we elected early adoption of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under this Statement, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion.

Because we elected early adoption of Statement No. 159, we were also required to adopt FASB Statement No. 157, “Fair Value Measurements,” concurrently. The adoption of Statement No. 157 had no significant impact on our financial position.

Results of Operations

Earnings for the first quarter of 2007 were $103,000, or $.01 per share, compared to $3.3 million, or $.40 per share, for the first quarter of 2006.

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

We recognized $8,000 in securities gains during the first quarter of 2007, compared to $2,000 in gains during the first quarter of 2006. We also recognized a $5.1 million impairment loss on the fixed rate CMOs and floating rate mortgage-backed securities segments of our portfolio, in connection with the reversal of our application of FASB Statement No. 159 to those securities. We sold the securities in early April and reinvested the proceeds into callable agency securities with shorter terms, higher yields and more predictable cash flows.

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

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 27.0% for the first quarter of 2006. The credit shown for the first quarter of 2007 results from excluding approximately $1.0 million in tax-exempt earnings, thereby increasing our taxable loss included in the tax calculation.

Financial Condition

During the first quarter of 2007, our balance sheet reflected a slight decrease of $16.1 million, or 0.9%, in total assets. Cash and cash equivalents decreased by approximately $16.7 million, or 20.0%, from $83.5 million to $66.8 million. This decrease resulted primarily from repayments of Federal Home Loan Bank (“FHLB”) advances. During the first quarter, the investment securities portfolio decreased slightly from $448.6 million to $426.9 million, a decrease of $21.7 million, or 4.8%. The loan portfolio increased by $23.7 million, or 1.9%, during the quarter. Our Tennessee markets accounted for most of this growth.

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

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio:

	Quarter	Year	Quarter
	Ended	Ended	Ended
	3/31/07	12/31/06	3/31/06
Net charge-offs as a percentage of average net loans outstanding	0.04%	0.19%	0.02%
Non-performing loans as a percentage of total loans	0.91%	0.22%	0.33%
Classified assets as a percentage of average capital	18.47%	16.67%	13.50%
Allowance for loan losses as a percentage of total loans	1.04%	1.00%	1.10%

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

Shareholders’ equity increased from $191.3 million to $191.9 million during the first three months of 2007. We earned $103,000 in net income during this period. We also recorded a $5.1 million ($3.1 million net of tax) other-than-temporary impairment charge relating to our fixed rate CMOs and floating rate mortgage-backed securities. Because of that charge, as well as an increase in the market value of our available-for-sale investment securities, accumulated other comprehensive income changed from an unrealized loss of $6.7 million at December 31, 2006 to an unrealized loss of $3.2 million at March 31, 2007. Also, during the first quarter of 2007, we declared dividends of approximately $3.0 million.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At March 31, 2007, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At March 31, 2007, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $9.3 million.

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

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands)
	Average Balances
	Quarter Ended	Year Ended
	3/31/07	12/31/06
EARNING ASSETS:
Net loans	$1,238,349	$973,466
Federal funds sold and other interest-bearing assets	25,927	25,893
Securities:
Taxable	332,131	343,515
Tax-exempt	105,478	116,328

Totals	1,701,885	1,459,202

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,268,359	1,061,250
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	233,185	207,927

Totals	1,501,544	1,269,177

Net amounts	$200,341	$190,025

	($ In Thousands)
	Interest		Yields Earned
	For		And Rates Paid (%)
	Quarter Ended	Year Ended	Quarter Ended	Year Ended
	3/31/07	12/31/06	3/31/07	12/31/06
EARNING ASSETS:
Net loans	$23,972	$74,182	7.85	7.62
Federal funds sold and other interest-bearing assets	315	1,312	4.93	5.07
Securities:
Taxable	4,090	16,641	4.99	4.84
Tax-exempt	1,088	4,859	4.19	4.18

Totals	29,465	96,994	7.02	6.65

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	12,735	35,992	4.07	3.39
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	3,031	10,520	5.27	5.06

Totals	15,766	46,512	4.26	3.66

Net amounts	$13,699	$50,482	3.26	3.46

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.44	6.43

Total earning assets			7.16	6.83

Net yield on earning assets			3.40	3.64

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

CADENCE FINANCIAL CORPORATION
Registrant

Date: July 24, 2007	/s/ Richard T. Haston
Richard T. Haston Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page

11	Statement re computation of per-share earnings	25

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	26

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	27

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	28

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	29