Form 10-Q
period 2007-06-30
CADENCE FINANCIAL CORP
filed 2007-08-08
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 11,900,932 shares as of June 30, 2007.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands, except per share data)	2007	2006
INTEREST INCOME
Interest and fees on loans	$48,624	$32,003
Interest and dividends on securities	10,676	10,443
Other interest income	598	553

Total interest income	59,898	42,999

INTEREST EXPENSE
Interest on deposits	25,407	14,438
Interest on borrowed funds	6,452	4,733

Total interest expense	31,859	19,171

Net interest income	28,039	23,828
Provision for loan losses	2,129	1,228

Net interest income after provision for loan losses	25,910	22,600

OTHER INCOME
Service charges on deposit accounts	4,496	4,228
Insurance commissions, fees and premiums	2,615	2,224
Trust Department income	1,227	1,111
Mortgage loan fees	812	323
Other income	1,861	2,234
Securities gains (losses), net	(132)	19
Impairment loss on securities	(5,097)	—

Total other income	5,782	10,139

OTHER EXPENSE
Salaries and employee benefits	15,501	13,589
Premises and fixed asset expense	4,174	3,194
Other expense	7,437	6,685

Total other expense	27,112	23,468

Income before income taxes	4,580	9,271
Income taxes	867	2,527

Net income	$3,713	$6,744

Net income per share:
Basic	$0.31	$0.75

Diluted	$0.31	$0.75

Dividends per common share	$0.50	$0.50

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands, except per share data)	2007	2006
INTEREST INCOME
Interest and fees on loans	$24,652	$16,580
Interest and dividends on securities	5,498	5,424
Other interest income	283	384

Total interest income	30,433	22,388

INTEREST EXPENSE
Interest on deposits	12,672	7,825
Interest on borrowed funds	3,421	2,477

Total interest expense	16,093	10,302

Net interest income	14,340	12,086
Provision for loan losses	900	827

Net interest income after provision for loan losses	13,440	11,259

OTHER INCOME
Service charges on deposit accounts	2,343	2,243
Insurance commissions, fees and premiums	1,114	1,099
Trust Department income	615	585
Mortgage loan fees	469	183
Other income	936	1,267
Securities gains (losses), net	(140)	17

Total other income	5,337	5,394

OTHER EXPENSE
Salaries and employee benefits	7,725	6,797
Premises and fixed asset expense	2,126	1,618
Other expense	3,803	3,419

Total other expense	13,654	11,834

Income before income taxes	5,123	4,819
Income taxes	1,513	1,325

Net income	$3,610	$3,494

Net income per share:
Basic	$0.30	$0.36

Diluted	$0.30	$0.36

Dividends per common share	$0.25	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$31,843	$41,124
Interest-bearing deposits with banks	5,380	17,576
Federal funds sold and securities purchased under agreements to resell	1,414	24,804

Total cash and cash equivalents	38,637	83,504
Securities available-for-sale	396,695	413,812
Securities held-to-maturity (estimated fair value of $24,608 at June 30, 2007 and $25,057 at December 31, 2006)	23,470	23,478
Other securities	12,647	11,290

Total securities	432,812	448,580
Loans	1,283,906	1,222,946
Less: allowance for loan losses	(12,125)	(12,236)

Net loans	1,271,781	1,210,710
Interest receivable	13,817	12,345
Premises and equipment, net	33,760	32,535
Goodwill and other intangible assets	70,711	71,342
Other assets	47,571	40,932

Total Assets	$1,909,089	$1,899,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$182,839	$178,018
Interest-bearing deposits	1,245,764	1,282,505

Total deposits	1,428,603	1,460,523
Interest payable	5,205	6,880
Federal funds purchased and securities sold under agreements to repurchase	89,120	80,838
Subordinated debentures	37,114	37,114
Other borrowed funds	148,997	112,664
Other liabilities	10,028	10,664

Total liabilities	1,719,067	1,708,683

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2007 and 2006; issued 11,900,932 shares in 2007 and 11,888,932 shares in 2006	11,901	11,889
Surplus	93,170	93,122
Retained earnings	90,711	92,947
Accumulated other comprehensive income (loss)	(5,760)	(6,693)

Total shareholders’ equity	190,022	191,265

Total Liabilities and Shareholders’ Equity	$1,909,089	$1,899,948

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,713	$6,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,176	1,647
Deferred income taxes	(25)	(84)
Provision for loan losses	2,129	1,228
Loss (gain) on sale of securities, net	132	(19)
Impairment loss on securities	5,097	—
(Increase) decrease in interest receivable	(1,472)	(952)
(Increase) decrease in other assets	(7,311)	(2,292)
Increase (decrease) in interest payable	(1,675)	833
Increase (decrease) in other liabilities	(636)	2,617

Net cash provided by operating activities	2,128	9,722
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	28,301	17,322
Proceeds from sale of securities	162,728	1,916
Purchase of securities	(178,847)	(63,334)
(Increase) decrease in loans	(63,200)	(57,494)
(Additions) disposal of premises and equipment	(2,663)	(4,344)

Net cash provided by (used in) investing activities	(53,681)	(105,934)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(31,920)	73,750
Dividend paid on common stock	(5,949)	(4,783)
Increase (decrease) in borrowed funds	44,615	1,691
Proceeds from equity offering	—	50,591
Charges related to equity offering	—	(300)
Other financing activities	(60)	218

Net cash provided by (used in) financing activities	6,686	121,167
Net increase (decrease) in cash and cash equivalents	(44,867)	24,955
Cash and cash equivalents at beginning of period	83,504	43,122

Cash and cash equivalents at end of period	$38,637	$68,077

Cash paid during the period for:
Interest	$33,534	$17,931

Income taxes	$3,226	$2,568

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

Note 1. Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under this Statement, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if FASB Statement No. 157, “Fair Value Measurements,” is adopted concurrently, and if the adoption is made within 120 days of the beginning of the fiscal year and before any periodic financial statements are issued. The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. See Note 10 for related disclosures.

In September 2006, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the terms of an endorsement arrangement, an employer owns and controls a policy that will provide future postretirement benefits to an employee. EITF Issue No. 06-04 requires that a liability be recognized for the benefit obligation, together with related compensation cost, based on the substantive agreement with the employee, because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements. EITF Issue No. 06-04 is effective for the first interim reporting period beginning after December 15, 2007, with the guidance applied using either a retrospective approach or a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Corporation is currently assessing the financial statement impact of applying the provisions of EITF Issue No. 06-04.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. At June 30, 2007, the Corporation had approximately $67.1 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

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

In 2006, the Corporation’s shareholders adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. During 2006, the Committee granted 18,750 performance shares to certain officers. These shares vest in equal amounts over a four-year period, following the period in which the performance targets are attained. The performance targets have been attained for the 2006 grants. In 2007, the Committee granted an additional 69,500 performance shares to certain officers. The performance targets have been met for 12,000 of those shares as of June 30, 2007, and the shares will vest in equal amounts over a four-year period. The remaining 57,500 shares are not considered issued, as the performance targets for earning them have not been met as of June 30, 2007. For the three and six months ended June 30, 2007, compensation expense relating to performance shares totaled $26,000 and $79,000, respectively.

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

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

	Six Months Ended June 30,
(In thousands)	2007	2006
Net income	$3,713	$6,744
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income	82	(12)
Impairment loss on securities	3,147	—
Unrealized gains (losses) on securities	(2,309)	(3,550)
Unrealized gains (losses) on interest rate swaps	13	(103)

Net change in other comprehensive income (loss)	933	(3,665)

Comprehensive income	$4,646	$3,079

Accumulated other comprehensive income (loss) at beginning of period	$(6,693)	$(8,160)
Net change in other comprehensive income (loss)	933	(3,665)

Accumulated other comprehensive income (loss) at end of period	$(5,760)	$(11,825)

	Three Months Ended June 30,
(In thousands)	2007	2006
Net income	$3,610	$3,494
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income	86	(10)
Unrealized gains (losses) on securities	(2,603)	(3,406)
Unrealized gains (losses) on interest rate swaps	2	(82)

Net change in other comprehensive income (loss)	(2,515)	(3,498)

Comprehensive income	$1,095	$(4)

Accumulated other comprehensive income (loss) at beginning of period	$(3,245)	$(8,327)
Net change in other comprehensive income (loss)	(2,515)	(3,498)

Accumulated other comprehensive income (loss) at end of period	$(5,760)	$(11,825)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2007	2006
Service cost	$311	$291
Interest cost	344	352
Expected return on assets	(411)	(418)
Net (gain)/loss recognition	166	189
Prior service cost amortization	(63)	(63)

Preliminary net periodic benefit cost	347	351
Immediate recognition due to settlements	—	637

Net periodic benefit cost	$347	$988

	Three Months Ended June 30,
(In thousands)	2007	2006
Service cost	$164	$145
Interest cost	174	176
Expected return on assets	(201)	(209)
Net (gain)/loss recognition	89	95
Prior service cost amortization	(31)	(31)

Preliminary net periodic benefit cost	195	176
Immediate recognition due to settlements	—	318

Net periodic benefit cost	$195	$494

The expected rate of return for 2006 and 2005 was 7.5%.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the quarter and six-month period ended June 30, 2007, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of June 30, 2007, approximately 79% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of June 30, 2007, is other-than-temporarily impaired.

The Corporation recognized a $5.1 million impairment loss in the first quarter of 2007 relating to certain collateralized mortgage obligations and mortgage-backed securities. These securities were sold in early April, and the proceeds were invested in agency securities.

Note 8. Acquisitions

On November 14, 2006, the Corporation completed the acquisition of Seasons Bancshares, Inc. (“Seasons”), and its subsidiary bank, Seasons Bank, located in Blairsville, Georgia. The acquisition will allow the Corporation to expand its business into other growing Georgia markets. The acquisition was an all-cash transaction valued at approximately $17.6 million. As part of this total, option and warrant holders received the difference between the cash price and the exercise price of the options or warrants. Seasons’ assets and liabilities were recorded on the balance sheet at their respective fair values as of the closing date.

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

(In thousands)
Cash and cash equivalents	$3,563
Securities	9,217
Loans	125,584
Less allowance for loan losses	(1,382)

Net loans	124,202
Premises and equipment	4,278
Goodwill	20,564
Core deposit intangible	1,631
Other assets	1,004

Total assets acquired	164,459

Deposits	128,085
Other liabilities	434

Total liabilities assumed	128,519

Net assets acquired	$35,940

The Corporation’s financial statements include the results of operations for Seasons and SunCoast from their respective merger dates. The pro forma impact of these acquisitions on the Corporation’s results of operations was immaterial. Goodwill resulting from these acquisitions is not deductible for income tax purposes.

Note 9. Derivative Instruments

In 2006, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. As of June 30, 2007, the total notional amount of the outstanding swaps is $20 million. Original maturities on these swaps range from eighteen to twenty-four months, and rates range from 8.01% to 8.02%. The transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they are accounted for under the provisions of that Statement.

The effectiveness of the transactions described above was tested as of June 30, 2007, in accordance with Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by the Statement. For the quarter and six-month periods ended June 30, 2007, $2,000 and $13,000 in unrealized gains (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the increase in fair value of these transactions. For the quarter and six-month periods ended June 30, 2006, $82,000 and $103,000 in unrealized losses (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the decline in fair value of these transactions.

Note 10. Fair Value

The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. As of June 30, 2007, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of Statement No. 159 was elected.

The following table reflects assets measured at fair value on a recurring basis:

Fair Value at June 30, 2007
Available-for-sale securities	$396,695

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the quarter and six months ended June 30, 2007. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in our documents, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Part II, Item 1A, “Risk Factors,” included in this Form 10-Q, and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and that may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

For the first half of 2007, our net interest margin was 3.30%, compared to 3.57% for the same period of 2006. Our loan yields increased by 43 basis points as compared to the first half of 2006, as the loan portfolio, which is composed of approximately 63% variable rate loans and 37% fixed rate loans, repriced upward. In addition, our average loan balances increased by approximately $380 million. However, our net interest margin was negatively impacted by the increase in our overall cost of funds (96 basis points as compared to the first half of 2006), as the rate environment continued to put pressure on deposit and other borrowing rates.

We have maintained our underwriting standards and we believe that the overall credit quality of the loan portfolio was good at the end of the second quarter. Our provision for loan losses was substantially higher in the first half of 2007 as compared to the first half of 2006, due primarily to two credits, one relating to a Mississippi commercial customer and the other relating to a Memphis customer.

Noninterest income, exclusive of securities gains and losses, was $11.0 million for the first half of 2007 and $10.1 million for the first half of 2006. During the first half of 2007, noninterest income, exclusive of securities gains and losses, accounted for 15.5% of total income. The growth of noninterest income continues to be one of our major strategic goals.

Another goal of management in 2007 is to continue to control the level of noninterest expenses. During the first half of 2007, total noninterest expenses increased by $3.6 million, or 15.5%, from the same period of 2006, primarily resulting from increased salaries, employee benefits, premises and fixed asset costs relating to our newly opened and acquired locations in Tennessee, Florida and Georgia.

For the first half of 2007, we reported net income of $3.7 million, or $0.31 per share, compared to $6.7 million, or $.75 per share, for the first half of 2006. The net income for 2007 includes a $5.1 million ($3.1 million after tax) impairment loss recorded for certain investment securities. The impairment loss resulted from our rescinding the application of FASB Statement No. 159 to those securities. The securities were sold in early April and the proceeds reinvested in higher-yielding securities that are expected to provide approximately $1.0 million annually in additional net interest income in future periods. The impairment loss was responsible for $0.30 of the difference in earnings per share between the first half of 2007 and the first half of 2006; however, average weighted shares outstanding also increased by 32.3%, resulting from the $50.2 million stock offering and shares issued in the SunCoast acquisition during 2006.

We are continuing our efforts to grow loans and improve our margin. With potential improvement in the Mississippi market, the continued strong growth in Tennessee and Alabama, and the addition of the Florida and Georgia markets, management believes that we will be able to achieve solid loan growth in 2007. The expansion or even maintenance of the margin, however, will be a more difficult objective to attain in the current interest rate environment. The inverted yield curve, an environment in which short-term rates are higher than long-term rates, presents a significant obstacle. Additionally, our need for funding has increased as our loan demand has increased, requiring us to pay higher rates to grow deposits.

Currently, management expects, based on available information, that interest rates will be flat to slightly down in 2007. We expect growth to continue in the Memphis and Tuscaloosa markets and anticipate that our recent entries into the Birmingham and Nashville MSAs and Florida will continue to provide us with additional growth markets. We based our 2007 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We continue to look for ways to grow noninterest income. The continued growth in the Memphis market, the expansion into the Birmingham and Nashville MSAs and the acquisitions of SunCoast in Florida and Seasons in Georgia should provide new customer bases for our other banking products and services.

In the area of noninterest income, our primary objective for 2007 is to expand our mortgage origination efforts into our new markets in Alabama and Tennessee. This process began in late 2006, with the reorganization of our mortgage division to take advantage of these opportunities. We will also continue our efforts to control noninterest expenses. In the area of noninterest expenses, our efforts will be focused on controlling these expense categories as we continue our efforts to achieve maximum efficiencies within our new expanded footprint. Reducing our efficiency ratio remains a key objective.

Our primary objective for the remainder of 2007 is to grow net income. The previously mentioned growth in assets, expansion of noninterest income, and control of noninterest expenses will all contribute to this net income growth. Other areas of focus to accomplish this goal will be controlling the cost of funding that will be needed to both support our current asset levels and our expected growth and maintaining our level of credit quality. Funding is a challenging issue, due to the inverted yield curve. This situation makes it very difficult to obtain the desired spread between loan yields and cost of funds. Also, there is increased competition for core deposits as all banks struggle to maintain this very important component of their funding. If the economy slows or the real estate market continues to soften, credit quality will become an issue. Currently our credit quality is good, and we anticipate we will continue our policy of not lowering our credit underwriting standards to obtain loan growth.

Even though we believe that we will have net income growth for the remainder of 2007, that growth will not translate into growth in earnings per share. The average shares outstanding for 2006 were 10,323,000. In 2007, we estimate that average shares outstanding will be at least 11,898,000, an increase of 1,575,000, or 15.3%.

Critical Accounting Policies

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in the annual report, including management’s letter to shareholders, and this management’s discussion and analysis, is sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Provision for Loan Losses/Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management and the Board of Directors after their evaluation of the risk exposure contained in our loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the period ended June 30, 2007, we identified the following five external risk factors: (1) stagnant to negative employment reports for the northeast Mississippi area; (2) the current higher rate environment resulting in higher borrowing costs and lower debt service coverages; (3) increased risk associated with commercial real estate credits; (4) slowdown trend in the real estate market; and (5) lack of familiarity with the north Georgia market. These external risk factors will be re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

Other-Than-Temporary Impairment of Investment Securities

A third area that requires subjective and complex judgments on the part of management is the review of the investments in the securities portfolio for other-than-temporary impairments. EITF Issue 03-01 and FASB FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and (7) interest rate trends that may impact recovery and realization. As of March 31, 2007, we recorded an other-than-temporary impairment loss of $5.1 million on certain collateralized mortgage obligations (“CMOs”) and mortgage-backed securities. The securities were sold in early April.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2006 and concluded that no impairment writedown was warranted. At June 30, 2007, we had approximately $67.1 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

Other Accounting/Regulatory Issues

In the normal course of business, our wholly owned subsidiary bank, Cadence, makes loans to related parties, including our directors and executive officers and their relatives and affiliates. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, the loans are consistent with sound banking practices and within applicable regulatory and lending limitations. Please see Note O in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, and our proxy statement for additional details concerning related party transactions.

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

Results of Operations

First two quarters of 2007 compared to the first two quarters of 2006

Earnings for the first half of 2007 were $3.7 million, or $.31 per share, compared to $6.74 million, or $.75 per share, for the first half of 2006.

Net interest income for the first half of 2007 was $28.0 million, compared to $23.8 million for 2006, an increase of 17.7%. During this period, the net interest margin was 3.30%, compared to 3.57% for the same period of 2006. In comparing the first half of 2007 to the same period of 2006, we gained 61 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 96 basis points. Average earning assets increased to $1.72 billion in 2007 from $1.35 billion in 2006, an increase of $368.1 million, or 27.3%. This increase is primarily composed of an increase in average loan balances, from $869.3 million during the first half of 2006 to $1.25 billion during the first half of 2007. From the first half of 2006 to the first half of 2007, the yield on loans increased from 7.42% to 7.85%, the yield on federal funds sold increased from 5.42% to 5.61% and the yield on the investment securities portfolio increased from 4.62% to 4.86%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $1.2 million during the first half of 2006 to $2.1 million in the same period of 2007. This increase is due mostly to two credits, one of which is a bankruptcy. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and losses, increased by $891,000, or 8.8%, from the first half of 2006 to the first half of 2007. The following table reflects the details of these amounts:

	Six Months Ended June 30,
(In thousands)	2007	2006	Change
Service charges on deposit accounts	$4,496	$4,228	$268
Insurance commissions, fees and premiums	2,615	2,224	391
Trust Department income	1,227	1,111	116
Mortgage loan fees	812	323	489
Other income	1,861	2,234	(373)

Total other income	$11,011	$10,120	$891

Service charges on deposit accounts increased by $268,000, or 6.3%. The increase is due mostly to improved management and oversight of our noninterest-bearing accounts. Insurance commissions, fees, and premiums increased by $391,000, or 17.6%, because of an increase in profit sharing received from the insurance carriers based on loss experience. Mortgage loan fees increased by $489,000, or 151.4%, due primarily to our recent restructuring of the division and the expanding of our mortgage operations into our newer markets. Other noninterest income declined by $373,000, or 16.7%. In the first half of 2006, we recorded a $407,000 gain on early extinguishment of debt related to prepayments on certain Federal Home Loan Bank (“FHLB”) borrowings.

We recognized $132,000 in securities losses during the first half of 2007, compared to gains of $19,000 during the first half of 2006. Also during the first half of 2007, we recognized a $5.1 million impairment loss on certain CMOs and mortgage-backed securities. Those securities were sold in early April and the proceeds reinvested in agency securities.

Noninterest expense represents ordinary overhead expenses. These expenses increased by $3.6 million, or 15.5%, during the first half of 2007, compared with the first half of 2006. The following table reflects the details of this change:

	Six Months Ended June 30,
(In thousands)	2007	2006	Change
Salaries and employee benefits	$15,501	$13,589	$1,912
Premises and fixed asset expense	4,174	3,194	980
Other expense	7,437	6,685	752

Total other expense	$27,112	$23,468	$3,644

Salaries and employee benefits increased by $1.9 million, or 14.1%, and expenses associated with premises and fixed assets increased by $980,000, or 30.7%. Both of these increases are due primarily to the de novo branch expansion in Brentwood, Tennessee, the SunCoast and Seasons acquisitions, and the addition of new branches in Memphis, Tennessee. Other noninterest expenses increased by $752,000, or 11.2%. This increase is due to increases in several expense categories, including accounting and professional fees, communications expense, computer service expense, and intangible asset amortization.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 18.9% for the first half of 2007. The significant decrease in income tax expense for the first half of 2007 results from the tax benefits of our tax-exempt income, which was a much larger percentage of our pre-tax income due to the impairment loss recorded in the first half of 2007.

Second quarter of 2007 compared to the second quarter of 2006

Earnings for the second quarter of 2007 were $3.61 million, or $.30 per share, compared to $3.49 million, or $.36 per share, for the second quarter of 2006. Earnings per share decreased for the second quarter of 2007 because the diluted average shares outstanding increased from 9.8 million shares for the second quarter of 2006 to 11.9 million shares for the second quarter of 2007, an increase of 21.8%.

Net interest income for the second quarter of 2007 was $14.3 million, compared to $12.1 million for 2006, an increase of 18.6%. During this quarter, the net interest margin was 3.33%, compared to 3.61% for the same period of 2006. This decrease in margin was partially due to the cost of funds increasing at a higher rate than the yield on earning assets. In comparing the second quarter of 2007 to the same quarter of 2006, we gained 52 basis points of yield on our average earning assets. However, during the same period, the cost of funds increased by 78 basis points. Our average earning assets increased by $355.5 million, primarily composed of an increase in our average loans, from $879.9 million during the second quarter of 2006 to $1.26 billion during the second quarter of 2007. From the second quarter of 2006 to the second quarter of 2007, the yield on loans increased from 7.56% to 7.84%, the yield on federal funds sold increased from 6.09% to 6.57% and the yield on the investment securities portfolio increased from 4.67% to 4.91%. The cost of deposits increased from 3.16% to 4.04% and the cost of other borrowings increased from 5.11% to 5.32%. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $827,000 during the second quarter of 2006 to $900,000 in the same quarter of 2007. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio.

Our noninterest income, exclusive of securities gains and losses, increased by $100,000, or 1.9%, from the second quarter of 2006 to the second quarter of 2007. The following table reflects the details of this change:

	Quarter Ended June 30,
(In thousands)	2007	2006	Change
Service charges on deposit accounts	$2,343	$2,243	$100
Insurance commissions, fees and premiums	1,114	1,099	15
Trust Department income	615	585	30
Mortgage loan fees	469	183	286
Other income	936	1,267	(331)

Total other income	$5,477	$5,377	$100

The $286,000, or 156.3%, increase in mortgage loan fees is due primarily to our recent restructuring of the division and the expanding of our mortgage operations into our newer markets. The $331,000, or 26.1%, decrease in other noninterest income resulted primarily from a $407,000 gain on early extinguishment of debt related to prepayments of certain FHLB borrowings during the second quarter of 2006.

We recognized $140,000 in securities losses during the second quarter of 2007, compared to gains of $17,000 during the second quarter of 2006.

Noninterest expenses increased $1.8 million, or 15.4%, during the second quarter of 2007, compared with the second quarter of 2006. The following table reflects the details of this change:

	Quarter Ended June 30,
(In thousands)	2007	2006	Change
Salaries and employee benefits	$7,725	$6,797	$928
Premises and fixed asset expense	2,126	1,618	508
Other expense	3,803	3,419	384

Total other expense	$13,654	$11,834	$1,820

Salaries and employee benefits increased by $928,000, or 13.7%, and expenses associated with premises and fixed assets increased by $508,000, or 31.4%. Both of these increases are due primarily to the de novo branch expansion in Brentwood, Tennessee, the SunCoast and Seasons acquisitions, and the addition of new branches in Memphis, Tennessee. Other noninterest expenses increased by $384,000, or 11.2%. The increase is due to increases in several expense categories, including accounting and professional fees, communications expense, and intangible asset amortization.

Our effective tax rate increased from 27.5% for the second quarter of 2006 to 29.5% for the second quarter of 2007. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income.

Financial Condition

During the first half of 2007, our balance sheet showed a slight increase in total assets from $1.90 billion to $1.91 billion, an increase of approximately $9.1 million. During the period, cash and cash equivalents decreased by approximately $44.9 million, or 53.7%, from $83.5 million to $38.6 million. Also during the first half of 2007, the investment securities portfolio decreased slightly from $448.6 million to $432.8 million, a decrease of $15.8 million, or 3.5%. The loan portfolio increased from $1.22 billion at the end of 2006 to $1.28 billion at June 30, 2007, an increase of $61.0 million, or 5.0%. Loan balances increased in our Alabama, Tennessee and Florida markets and decreased slightly in our Mississippi and Georgia markets. The declines in cash and securities were used to fund the growth in loans.

At June 30, 2007, the allowance for loan losses was $12.1 million. This amount represents an $111,000, or 1.0%, decrease from December 31, 2006. Even though there has been strong competition for good quality credits in our markets, we have not reduced our underwriting standards, and as a result, the quality of the portfolio remains strong.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio:

	Six Months Ended 6/30/07	Year Ended 12/31/06	Six Months Ended 6/30/06
Net charge-offs as a percentage of average net loans outstanding	0.18%	0.19%	0.05%
Non-performing loans as a percentage of total loans	0.65%	0.22%	0.25%
Classified assets as a percentage of average capital	17.37%	16.67%	14.13%
Allowance for loan losses as a percentage of total loans	0.94%	1.00%	1.10%

Even though this table shows an increase in non-performing loans to total loans from December 31, 2006 to June 30, 2007, this increase is properly reflected in our allowance for loan losses balance at June 30, 2007. Based on the evaluations described earlier and the information above, the allowance for loan losses at June 30, 2007, was deemed adequate to cover exposure within our loan portfolio.

The liability side of the balance sheet increased from $1.71 billion at December 31, 2006, to $1.72 billion at June 30, 2007, an increase of $10.4 million, or 0.6%. During the first half of 2007, deposits decreased by $31.9 million, or 2.2%, from $1.46 billion to $1.43 billion. The decrease resulted from a $36.7 million, or 2.9%, decrease in interest-bearing deposits, somewhat offset by a $4.8 million, or 2.7%, increase in noninterest-bearing deposits. Federal funds purchased and securities sold under agreements to repurchase increased by $8.3 million, or 10.2%, from $80.8 million to $89.1 million. Also during the six-month period, FHLB advances increased by $36.3 million.

The changes in liability mix happened because during much of the first half of 2007, retail deposits, specifically certificates of deposit (“CDs”), were costing 15 to 25 basis points more than wholesale funds. As a result, management decided to allow the single service retail CDs to leave the bank and to replace them with cheaper wholesale funding. This decision was the primary reason for the linked quarter improvement in our net interest margin from 3.26% to 3.33%.

In summary, during the first half of 2007, we increased our FHLB advances and decreased our cash and investments balances in order to fund loan growth and to offset the effect of a slight decline in deposits.

Shareholders’ equity decreased from $191.3 million to $190.0 million during the first half of 2007. We earned $3.7 million in net income during the first half of 2007. Also affecting our shareholders’ equity was a slight increase in the market value of the available-for-sale portion of the investment securities portfolio, causing accumulated other comprehensive income to move from an unrealized loss of $6.7 million at December 31, 2006, to an unrealized loss of $5.8 million at June 30, 2007. In addition, during the first half of 2007, we declared dividends of approximately $5.9 million.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At June 30, 2007, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by our holding company are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At June 30, 2007, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $10.5 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to our holding company or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At June 30, 2007, there were no formal borrowings between the holding company (or its non-banking subsidiaries) and the Bank.

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

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2007, the amount of unfunded commitments outstanding was $363.4 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of June 30, 2007, the amount of outstanding letters of credit was $20.3 million.

The issuance of a letter of credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, we do not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, we are able to fund them out of normal cash flow. If all outstanding commitments were funded at the same time, we have the ability to fund them through our short-term borrowing lines, the brokered CD market and additional FHLB borrowings.

It would be in our best interest for all outstanding commitments to be funded.

Market Risk

During the first six months of 2007, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of June 30, 2007, we had two outstanding swaps with a total notional amount of $20 million. Original maturities on these swaps range from eighteen to twenty-four months, and rates range from 8.01% to 8.02%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by Statement No. 133, we measured the effectiveness of these transactions as of June 30, 2007 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

In 2005, we entered into a $25 million structured repurchase transaction in the secondary market. This term repurchase transaction has a 4% embedded floor and a three-year term. It was priced at three-month LIBOR plus 24 basis points and reprices every three months. This transaction is in line with our asset/liability strategy and was entered into to help protect us against an unexpected downturn in short-term interest rates. This derivative instrument was accounted for as an embedded derivative under FASB Statement No. 133.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At June 30, 2007, our balance sheet reflected approximately $47.2 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents approximately 2.5% of total assets and indicates that we are slightly liability sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will be flat to slightly down in 2007 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands) Average Balance
	Quarter Ended 6/30/07	Six Months Ended 6/30/07	Year Ended 12/31/06
EARNING ASSETS:
Net loans	$1,260,775	$1,249,624	$973,466
Federal funds sold and other interest-bearing assets	17,275	21,489	25,893
Securities:
Taxable	344,799	338,598	343,515
Tax-exempt	104,056	104,763	116,328

Totals	1,726,905	1,714,474	1,459,202

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,257,852	1,263,076	1,061,250
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	258,124	245,724	207,927

Totals	1,515,976	1,508,800	1,269,177

Net amounts	$210,929	$205,674	$190,025

	($ In Thousands) Interest For
	Quarter Ended 6/30/07	Six Months Ended 6/30/07	Year Ended 12/31/06
EARNING ASSETS:
Net loans	$24,652	$48,624	$74,182
Federal funds sold and other interest-bearing assets	283	598	1,312
Securities:
Taxable	4,410	8,500	16,641
Tax-exempt	1,088	2,176	4,859

Totals	30,433	59,898	96,994

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	12,672	25,407	35,992
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	3,421	6,452	10,520

Totals	16,093	31,859	46,512

Net amounts	$14,340	$28,039	$50,482

	Yields Earned And Rates Paid (%)
	Quarter Ended 6/30/07	Six Months Ended 6/30/07	Year Ended 12/31/06
EARNING ASSETS:
Net loans	7.84	7.85	7.62
Federal funds sold and other interest-bearing assets	6.57	5.61	5.07
Securities:
Taxable	5.13	5.06	4.84
Tax-exempt	4.19	4.19	4.18

Totals	7.07	7.05	6.65

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	4.04	4.06	3.39
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	5.32	5.29	5.06

Totals	4.26	4.26	3.66

Net margin	3.33	3.30	3.46

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.45	6.44	6.43

Total earning assets	7.28	7.18	6.83

Net margin	3.47	3.44	3.64

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

The Corporation’s annual report on Form 10-K for the year ended December 31, 2006, includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006, except for the following risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

We have a concentration of credit exposure in commercial real estate.

At June 30, 2007, we had approximately $530.8 million in loans to borrowers in the commercial real estate industry, representing approximately 41.3% of our total loans outstanding as of that date. The real estate consists primarily of office buildings and shopping centers and also includes apartment buildings, owner-operated properties, warehouses and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The banking regulators are giving commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposures.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $12.1 million, or 0.9% of loans, as of June 30, 2007.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 annual meeting of shareholders was held on May 8, 2007. At this meeting, the following seventeen directors were elected to serve until the 2008 annual meeting of shareholders or their successors are elected and qualified:

Director	Votes For	Votes Withheld
Mark A. Abernathy	8,803,791	291,285
David Byars	8,802,391	292,685
Robert S. Caldwell, Jr.	8,800,327	294,749
Robert L. Calvert, III	8,825,916	269,160
Robert A. Cunningham	8,769,282	325,794
J. Nutie Dowdle	8,812,531	282,545
Gregory M. Duckett	7,647,289	1,447,787
H. R. Foxworthy	8,662,842	432,234
James C. Galloway, Jr.	8,801,323	293,753
Hunter M. Gholson	8,750,829	344,247
James D. Graham	8,811,096	283,980
Clifton S. Hunt	8,828,386	266,690
Dan R. Lee	8,799,076	296,000
Lewis F. Mallory, Jr.	8,807,927	287,149
Allen B. Puckett, III	7,659,104	1,435,972
H. Stokes Smith	8,800,094	294,982
Sammy J. Smith	8,805,083	289,993

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

10.1	2006 Long-Term Incentive Compensation Plan

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2006, or in Form 10-Q/A for the quarter ended March 31, 2007, filed with the Commission on July 25, 2007.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and the six-month periods ended June 30, 2007, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION Registrant

Date: August 8, 2007	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page

10.1	2006 Long-Term Incentive Compensation Plan	27

11	Statement re computation of per-share earnings	38

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	39

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	40

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	41

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	42