Form 10-Q
period 2007-09-30
CADENCE FINANCIAL CORP
filed 2007-11-08
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $1 Par Value – 11,894,932 shares as of September 30, 2007.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands, except per share data)	2007	2006
INTEREST INCOME
Interest and fees on loans	$74,327	$51,577
Interest and dividends on securities	16,127	16,098
Other interest income	720	868

Total interest income	91,174	68,543

INTEREST EXPENSE
Interest on deposits	37,728	24,170
Interest on borrowed funds	10,767	7,524

Total interest expense	48,495	31,694

Net interest income	42,679	36,849
Provision for loan losses	5,279	1,156

Net interest income after provision for loan losses	37,400	35,693

OTHER INCOME
Service charges on deposit accounts	6,890	6,587
Insurance commissions, fees and premiums	3,834	3,462
Trust Department income	1,821	1,662
Mortgage loan fees	1,309	548
Other income	2,913	3,672
Securities gains (losses), net	(89)	21
Impairment loss on securities	(5,097)	(2,025)

Total other income	11,581	13,927

OTHER EXPENSE
Salaries and employee benefits	23,395	20,939
Premises and fixed asset expense	6,308	4,911
Other expense	11,221	10,278

Total other expense	40,924	36,128

Income before income taxes	8,057	13,492
Income taxes	1,727	3,638

Net income	$6,330	$9,854

Net income per share:
Basic	$0.53	$1.01

Diluted	$0.53	$1.01

Dividends per common share	$0.75	$0.75

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands, except per share data)	2007	2006
INTEREST INCOME
Interest and fees on loans	$25,703	$19,574
Interest and dividends on securities	5,451	5,655
Other interest income	122	315

Total interest income	31,276	25,544

INTEREST EXPENSE
Interest on deposits	12,321	9,732
Interest on borrowed funds	4,315	2,791

Total interest expense	16,636	12,523

Net interest income	14,640	13,021
Provision for loan losses	3,150	(72)

Net interest income after provision for loan losses	11,490	13,093

OTHER INCOME
Service charges on deposit accounts	2,394	2,359
Insurance commissions, fees and premiums	1,219	1,238
Trust Department income	594	551
Mortgage loan fees	497	225
Other income	1,052	1,438
Securities gains (losses), net	43	2
Impairment loss on securities	—	(2,025)

Total other income	5,799	3,788

OTHER EXPENSE
Salaries and employee benefits	7,894	7,350
Premises and fixed asset expense	2,134	1,717
Other expense	3,784	3,593

Total other expense	13,812	12,660

Income before income taxes	3,477	4,221
Income taxes	860	1,111

Net income	$2,617	$3,110

Net income per share:
Basic	$0.22	$0.27

Diluted	$0.22	$0.27

Dividends per common share	$0.25	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$40,714	$41,124
Interest-bearing deposits with banks	6,782	17,576
Federal funds sold and securities purchased under agreements to resell	704	24,804

Total cash and cash equivalents	48,200	83,504
Securities available-for-sale	399,366	413,812
Securities held-to-maturity (estimated fair value of $24,050 at September 30, 2007 and $25,057 at December 31, 2006)	22,929	23,478
Other securities	16,041	11,290

Total securities	438,336	448,580
Loans	1,323,473	1,222,946
Less: allowance for loan losses	(13,078)	(12,236)

Net loans	1,310,395	1,210,710
Interest receivable	14,260	12,345
Premises and equipment, net	34,380	32,535
Goodwill and other intangible assets	70,024	71,342
Other assets	50,497	40,932

Total Assets	$1,966,092	$1,899,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$178,536	$178,018
Interest-bearing deposits	1,212,089	1,282,505

Total deposits	1,390,625	1,460,523
Interest payable	4,143	6,880
Federal funds purchased and securities sold under agreements to repurchase	99,889	80,838
Subordinated debentures	37,114	37,114
Other borrowed funds	231,526	112,664
Other liabilities	11,013	10,664

Total liabilities	1,774,310	1,708,683

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2007 and 2006; issued 11,894,932 shares in 2007 and 11,888,932 shares in 2006	11,895	11,889
Surplus	93,196	93,122
Retained earnings	90,354	92,947
Accumulated other comprehensive income (loss)	(3,663)	(6,693)

Total shareholders’ equity	191,782	191,265

Total Liabilities and Shareholders’ Equity	$1,966,092	$1,899,948

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,330	$9,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,552	2,900
Deferred income taxes	(210)	(710)
Provision for loan losses	5,279	1,156
Loss (gain) on sale of securities, net	89	(21)
Impairment loss on securities	5,097	2,025
(Increase) decrease in interest receivable	(1,915)	(2,386)
(Increase) decrease in loans held for sale	703	(1,576)
(Increase) decrease in other assets	(11,310)	(1,919)
Increase (decrease) in interest payable	(2,737)	1,959
Increase (decrease) in other liabilities	349	(640)

Net cash provided by (used in) operating activities	5,227	10,642

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for acquisition	—	(32,461)
Proceeds from maturities and calls of securities	46,039	49,883
Proceeds from sale of securities	166,823	7,366
Purchase of securities	(202,808)	(81,554)
(Increase) decrease in loans	(105,667)	(112,122)
(Additions) disposal of premises and equipment	(4,013)	(5,817)

Net cash provided by (used in) investing activities	(99,626)	(174,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(69,898)	74,177
Dividend paid on common stock	(8,923)	(7,751)
Increase (decrease) in borrowed funds	137,913	39,187
Stock issued for acquisition	—	19,003
Proceeds from equity offering	—	50,591
Charges related to equity offering	—	(373)
Other financing activities	3	218

Net cash provided by (used in) financing activities	59,095	175,052

Net increase (decrease) in cash and cash equivalents	(35,304)	10,989
Cash and cash equivalents at beginning of year	83,504	43,122

Cash and cash equivalents at end of period	$48,200	$54,111

Cash paid during the period for:
Interest	$51,232	$29,735

Income taxes	$5,387	$4,789

Certain previously reported amounts have been reclassified to agree with current presentation.

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

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. At September 30, 2007, the Corporation had approximately $66.9 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

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

In 2006, the Corporation’s shareholders adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. During 2006, the Committee granted 18,750 performance shares to certain officers. These shares vest in equal amounts over a four-year period, following the period in which the performance targets are attained. The performance targets have been attained for the 2006 grants; however, 3,000 of these shares have been forfeited as of September 30, 2007. During the nine months ended September 30, 2007, the Committee granted an additional 70,300 performance shares to certain officers. The performance targets have been met for 9,000 of those shares as of September 30, 2007, and the shares will vest in equal amounts over a four-year period. Also, 3,500 of the shares have been forfeited. The remaining 57,800 shares are not considered issued, as the performance targets for earning them have not been met as of September 30, 2007. For the three and nine months ended September 30, 2007, compensation expense relating to performance shares totaled $44,000 and $123,000, respectively.

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

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Net income	$6,330	$9,854
Net change in other comprehensive income (loss):
Realized (gains) losses included in net income	55	(13)
Impairment loss on securities	3,147	1,250
Unrealized gains (losses) on securities	(203)	1,235
Unrealized gains (losses) on interest rate swaps	31	(51)

Net change in other comprehensive income (loss)	3,030	2,421

Comprehensive income	$9,360	$12,275

Accumulated other comprehensive income (loss) at beginning of period	$(6,693)	$(8,160)
Net change in other comprehensive income (loss)	3,030	2,421

Accumulated other comprehensive income (loss) at end of period	$(3,663)	$(5,739)

	Three Months Ended
	September 30,
(In thousands)	2007	2006
Net income	$2,617	$3,110
Net change in other comprehensive income (loss):
Realized (gains) losses included in net income	(27)	(1)
Impairment loss on securities	—	1,250
Unrealized gains (losses) on securities	2,106	4,784
Unrealized gains (losses) on interest rate swaps	18	53

Net change in other comprehensive income (loss)	2,097	6,086

Comprehensive income	$4,714	$9,196

Accumulated other comprehensive income (loss) at beginning of period	$(5,760)	$(11,825)
Net change in other comprehensive income (loss)	2,097	6,086

Accumulated other comprehensive income (loss) at end of period	$(3,663)	$(5,739)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Service cost	$475	$436
Interest cost	518	528
Expected return on assets	(612)	(627)
Net (gain)/loss recognition	255	284
Prior service cost amortization	(94)	(94)

Preliminary net periodic benefit cost	542	527
Immediate recognition due to settlements	—	955

Net periodic benefit cost	$542	$1,482

	Three Months Ended
	September 30,
(In thousands)	2007	2006
Service cost	$164	$145
Interest cost	174	176
Expected return on assets	(201)	(209)
Net (gain)/loss recognition	89	95
Prior service cost amortization	(31)	(31)

Preliminary net periodic benefit cost	195	176
Immediate recognition due to settlements	—	318

Net periodic benefit cost	$195	$494

The expected rate of return for 2007 and 2006 was 7.5%.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the quarter and nine-month period ended September 30, 2007, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months that could be considered other-than-temporary. As of September 30, 2007, approximately 60% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors, including, but not limited to, the following: the amount of the unrealized loss; the length of time the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the security; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of September 30, 2007, is other-than-temporarily impaired.

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

(In thousands)
Cash and cash equivalents	$2,712
Securities	5,783
Loans	77,430
Less allowance for loan losses	(1,735)

Net loans	75,695
Premises and equipment	3,765
Goodwill	10,160
Core deposit intangible	424
Other assets	2,212

Total assets acquired	100,751

Deposits	82,089
Other liabilities	1,100

Total liabilities assumed	83,189

Net assets acquired	$17,562

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

The following table summarizes the allocation of the purchase price to the assets and liabilities acquired on August 17, 2006.

(In thousands)
Cash and cash equivalents	$3,563
Securities	9,217
Loans	125,584
Less allowance for loan losses	(1,382)

Net loans	124,202
Premises and equipment	4,278
Goodwill	20,337
Core deposit intangible	1,631
Other assets	1,231

Total assets acquired	164,459

Deposits	128,085
Other liabilities	434

Total liabilities assumed	128,519

Net assets acquired	$35,940

The Corporation’s financial statements include the results of operations for Seasons and SunCoast from their respective merger dates. The pro forma impact of these acquisitions on the Corporation’s results of operations was immaterial. Goodwill resulting from these acquisitions is not deductible for income tax purposes.

Note 9. Derivative Instruments

In 2006, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. As of September 30, 2007, the total notional amount of the outstanding swaps was $20 million. Original maturities on these swaps ranged from eighteen to twenty-four months, and rates ranged from 8.01% to 8.02%. The transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they are accounted for under the provisions of that Statement.

The effectiveness of the transactions described above was tested as of September 30, 2007, in accordance with Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by the Statement. For the quarter and nine months ended September 30, 2007, $18,000 and $31,000 in unrealized gains (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the increase in fair value of these transactions. For the quarter and nine months ended September 30, 2006, $53,000 in unrealized gains (net of tax) and $51,000 in unrealized losses (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the increase and decline in fair value of these transactions.

Note 10. Fair Value

The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. As of September 30, 2007, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of Statement No. 159 was elected.

The following table reflects assets measured at fair value on a recurring basis:

Fair Value at
(In thousands)	September 30, 2007
Available-for-sale securities	$399,366

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the quarter and nine months ended September 30, 2007. Certain information included in this discussion contains forward-looking statements and information that are based on management’s conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. The forward-looking statements made in this document are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in our documents, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Part II, Item 1A, “Risk Factors,” included in this Form 10-Q, and Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and that may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

For the first nine months of 2007, our net interest margin was 3.30%, compared to 3.52% for the same period of 2006. Our loan yields increased by 29 basis points as compared to the first nine months of 2006, as the yields on the loan portfolio, which is composed of approximately 62% variable rate loans and 38% fixed rate loans, increased. In addition, our average loan balances increased by approximately $354 million. However, our net interest margin was negatively impacted by the increase in our overall cost of funds (76 basis points as compared to the first nine months of 2006), as the rate environment continued to put pressure on deposit and other borrowing rates.

Our provision for loan losses was substantially higher in the first nine months of 2007 as compared to the first nine months of 2006, due primarily to some large credits and a softening in certain real estate sectors. Our underwriting standards for certain segments have tightened based on recent changes in market conditions, and we believe that the current level of our allowance for loan losses is adequate as of September 30, 2007.

Noninterest income, exclusive of securities gains and losses, was $16.8 million for the first nine months of 2007 and $15.9 million for the first nine months of 2006. During the first nine months of 2007, noninterest income, exclusive of securities gains and losses, accounted for 15.5% of total income. The growth of noninterest income continues to be one of our major strategic goals.

Another goal of management in 2007 is to continue to control the level of noninterest expenses. During the first nine months of 2007, total noninterest expenses increased by $4.8 million, or 13.3%, from the same period of 2006, primarily resulting from increased salaries, employee benefits, premises and fixed asset costs relating to our newly opened or acquired locations in Alabama, Tennessee, Florida and Georgia.

For the first nine months of 2007, we reported net income of $6.3 million, or $0.53 per share, compared to $9.9 million, or $1.01 per share, for the first nine months of 2006. The net income for 2007 includes a $5.1 million ($3.1 million after tax) impairment loss recorded for certain investment securities. The impairment loss resulted from our rescinding the application of FASB Statement No. 159 to those securities. The securities were sold in early April and the proceeds were reinvested in higher-yielding securities that are expected to provide approximately $1.0 million annually in additional net interest income in future periods. The impairment loss was responsible for $0.26 of the difference in earnings per share between the first nine months of 2007 and the first nine months of 2006; however, average weighted shares outstanding also increased by 21.6%, resulting from the $50.2 million stock offering and shares issued in the SunCoast acquisition during 2006.

We are continuing our efforts to grow loans and improve our margin. With potential improvement in the Mississippi market, the continued strong growth in Tennessee and Alabama, and the addition of the Florida and Georgia markets, management believes that we will be able to achieve solid loan growth in 2007. The expansion or even maintenance of the margin, however, will be a more difficult objective to attain in the current interest rate environment. With the recent interest rate reductions by the Federal Reserve, our variable rate loans are repricing downward in response to these cuts. However, the need for core deposits makes it very difficult to reduce the cost of these funds. There is strong competition for core deposits as all banks struggle to maintain this very important component of their funding. Additionally, our need for funding has increased as our loan demand has increased, requiring us to pay higher rates to grow deposits.

Currently, management expects, based on available information, that interest rates will decline during the fourth quarter of 2007. We expect growth to continue in the Memphis and Tuscaloosa markets and anticipate that our recent entries into the Birmingham and Nashville MSAs and Florida will continue to provide us with additional growth markets. However, we do expect this growth to slow during the fourth quarter of 2007. We based our fourth quarter 2007 projections on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We continue to look for ways to grow noninterest income. The continued growth in the Memphis market, the expansion into the Birmingham and Nashville MSAs and the acquisitions of SunCoast in Florida and Seasons in Georgia should provide new customer bases for our other banking products and services.

In the area of noninterest income, our primary objective for 2007 is to expand our mortgage origination efforts into our new markets in Alabama and Tennessee. This process began in late 2006, with the reorganization of our mortgage division to take advantage of these opportunities. We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our new expanded footprint. Reducing our efficiency ratio remains a key objective.

Our primary objective for the remainder of 2007 is to grow net income. The previously mentioned growth in assets, expansion of noninterest income, and control of noninterest expenses will all contribute to this net income growth. Other areas of focus to accomplish this goal will be controlling the cost of funding that will be needed to both support our current asset levels and our expected growth and maintaining our level of credit quality. Funding is a challenging issue, due to the current rate environment. This situation makes it very difficult to obtain the desired spread between loan yields and cost of funds. If the economy slows or the real estate market continues to soften, credit quality will become a more significant issue. In management’s opinion, the current level of the allowance for loan losses is sufficient for the level of anticipated losses in our current loan portfolio. Also, we have tightened our underwriting standards for certain segments based on recent changes in market conditions.

Also, any net income growth for the remainder of 2007 will not translate into growth in earnings per share. The average shares outstanding for 2006 were 10,323,000. In 2007, we estimate that average shares outstanding will be at least 11,896,000, an increase of 1,573,000, or 15.2%.

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

Provision for Loan Losses/Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management and the Board of Directors after their evaluation of the risk exposure contained in our loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following list of factors (this list is not all-inclusive and the factors reviewed may change as circumstances change): historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the period ended September 30, 2007, we identified the following five external risk factors: (1) stagnant to negative employment reports for the northeast Mississippi area; (2) the current higher rate environment resulting in higher borrowing costs and lower debt service coverages; (3) increased risk associated with commercial real estate credits; (4) slowdown trend in the real estate market; and (5) lack of familiarity with the north Georgia market. These external risk factors will be re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

Other-Than-Temporary Impairment of Investment Securities

A third area that requires subjective and complex judgments on the part of management is the review of the investments in the securities portfolio for other-than-temporary impairments. EITF Issue 03-01 and FASB FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value has been less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer; (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and (7) interest rate trends that may impact recovery and realization. As of March 31, 2007, we recorded an other-than-temporary impairment loss of $5.1 million on certain collateralized mortgage obligations (“CMOs”) and mortgage-backed securities. The securities were sold in early April.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2007 and concluded that no impairment writedown was warranted. At September 30, 2007, we had approximately $66.9 million of goodwill on our balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

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

Effective January 1, 2007, we elected early adoption of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under this Statement, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. As of September 30, 2007, our balance sheet does not include any financial assets or liabilities for which the fair value option of Statement No. 159 was elected.

Because we elected early adoption of Statement No. 159, we were also required to adopt FASB Statement No. 157, “Fair Value Measurements,” concurrently. The adoption of Statement No. 157 had no significant impact on our financial position.

Results of Operations

First nine months of 2007 compared to the first nine months of 2006

Earnings for the first nine months of 2007 were $6.3 million, or $.53 per share, compared to $9.9 million, or $1.01 per share, for the first nine months of 2006.

Net interest income for the first nine months of 2007 was $42.7 million, compared to $36.8 million for 2006, an increase of 15.8%. During this period, the net interest margin was 3.30%, compared to 3.52% for the same period of 2006. In comparing the first nine months of 2007 to the same period of 2006, we gained 50 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 76 basis points. Average earning assets increased to $1.73 billion in 2007 from $1.40 billion in 2006, an increase of $330.6 million, or 23.6%. This increase is primarily composed of an increase in average loan balances, from $914.4 million during the first nine months of 2006 to $1.27 billion during the first nine months of 2007. From the first nine months of 2006 to the first nine months of 2007, the yield on loans increased from 7.54% to 7.83%, the yield on federal funds sold increased from 5.10% to 5.25% and the yield on the investment securities portfolio increased from 4.67% to 4.88%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $1.2 million during the first nine months of 2006 to $5.3 million in the same period of 2007. This significant increase is due mostly to some large credits, including two commercial loans, a bankruptcy, and an agricultural loan, as well as a softening in certain real estate sectors. In management’s opinion, the current level of the provision should be sufficient to protect us from any unforeseen deterioration in the quality of the loan portfolio; however, any future softening in market conditions would be reflected in higher loan loss provisions in future periods.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic focuses to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and losses, increased by $836,000, or 5.2%, from the first nine months of 2006 to the first nine months of 2007. The following table reflects the details of these amounts:

	Nine Months Ended September 30,
(In thousands)	2007	2006	Change
Service charges on deposit accounts	$6,890	$6,587	$303
Insurance commissions, fees and premiums	3,834	3,462	372
Trust Department income	1,821	1,662	159
Mortgage loan fees	1,309	548	761
Other income	2,913	3,672	(759)

Total other income	$16,767	$15,931	$836

Service charges on deposit accounts increased by $303,000, or 4.6%. The increase is due mostly to improved management and oversight of our noninterest-bearing accounts. Insurance commissions, fees, and premiums increased by $372,000, or 10.7%, because of an increase in profit sharing received from the insurance carriers based on loss experience. Mortgage loan fees increased by $761,000, or 138.9%, due primarily to our recent restructuring of the division and the expanding of our mortgage operations into our newer markets. Other noninterest income declined by $759,000, or 20.7%. This decline is due to the recording of an $842,000 gain on early extinguishment of debt related to prepayments on certain Federal Home Loan Bank (“FHLB”) borrowings during the second and third quarters of 2006.

We recognized $89,000 in securities losses during the first nine months of 2007, compared to gains of $21,000 during the first nine months of 2006. During the first quarter of 2007, we recognized a $5.1 million impairment loss on certain CMOs and mortgage-backed securities. Those securities were sold in early April and the proceeds reinvested in agency securities. In addition, during the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock.

Noninterest expense represents ordinary overhead expenses. These expenses increased by $4.8 million, or 13.3%, during the first nine months of 2007, compared with the first nine months of 2006. The following table reflects the details of this change:

	Nine Months Ended September 30,
(In thousands)	2007	2006	Change
Salaries and employee benefits	$23,395	$20,939	$2,456
Premises and fixed asset expense	6,308	4,911	1,397
Other expense	11,221	10,278	943

Total other expense	$40,924	$36,128	$4,796

Salaries and employee benefits increased by $2.5 million, or 11.7%, and expenses associated with premises and fixed assets increased by $1.4 million, or 28.4%. Both of these increases are due primarily to the branch expansion in Brentwood, Franklin and Memphis, Tennessee, and Hoover, Alabama, as well as the SunCoast and Seasons acquisitions. Other noninterest expenses increased by $943,000, or 9.2%. This increase is due to increases in several expense categories, including accounting and professional fees, communications expense, computer service expense, and intangible asset amortization.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 21.4% for the first nine months of 2007. The significant decrease in income tax expense for the first nine months of 2007 results from the tax benefits of our tax-exempt income, which was a much larger percentage of our pre-tax income due to the impairment loss recorded in the first quarter of 2007 and the increased provision for loan losses during 2007.

Third quarter of 2007 compared to the third quarter of 2006

Earnings for the third quarter of 2007 were $2.6 million, or $.22 per share, compared to $3.1 million, or $.27 per share, for the third quarter of 2006. This decrease resulted from a higher provision for loan losses in the third quarter of 2007, as discussed in more detail below.

Net interest income for the third quarter of 2007 was $14.6 million, compared to $13.0 million for 2006, an increase of 12.4%. During this quarter, the net interest margin was 3.31%, compared to 3.43% for the same period of 2006. This decrease in margin was partially due to the cost of funds increasing at a higher rate than the yield on earning assets. In comparing the third quarter of 2007 to the same quarter of 2006, we gained 33 basis points of yield on our average earning assets. However, during the same period, the cost of funds increased by 37 basis points. Our average earning assets increased by $250.8 million, primarily composed of an increase in our average loans, from $1.0 billion during the third quarter of 2006 to $1.3 billion during the third quarter of 2007. From the third quarter of 2006 to the third quarter of 2007, the yield on loans increased from 7.75% to 7.81%, the yield on federal funds sold decreased from 4.65% to 4.10% and the yield on the investment securities portfolio increased from 4.71% to 4.93%. The cost of deposits increased from 3.54% to 3.99% and the cost of other borrowings decreased from 5.30% to 5.16%. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from a credit of $72,000 during the third quarter of 2006 to $3.2 million in the same quarter of 2007. This significant increase was primarily related to some large credits, including a commercial loan and an agricultural loan, and a softening in certain real estate sectors.

Our noninterest income, exclusive of securities gains and losses, decreased by $55,000, or 1.0%, from the third quarter of 2006 to the third quarter of 2007. The following table reflects the details of this change:

	Quarter Ended September 30,
(In thousands)	2007	2006	Change
Service charges on deposit accounts	$2,394	$2,359	$35
Insurance commissions, fees and premiums	1,219	1,238	(19)
Trust Department income	594	551	43
Mortgage loan fees	497	225	272
Other income	1,052	1,438	(386)

Total other income	$5,756	$5,811	$(55)

The $272,000, or 120.9%, increase in mortgage loan fees is due primarily to our recent restructuring of the division and the expanding of our mortgage operations into our newer markets. The $386,000, or 26.8%, decrease in other noninterest income resulted primarily from a $434,000 gain on early extinguishment of debt related to prepayments of certain FHLB borrowings during the third quarter of 2006.

We recognized $43,000 in securities gains during the third quarter of 2007, compared to gains of $2,000 during the third quarter of 2006. In addition, during the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock.

Noninterest expenses increased $1.2 million, or 9.1%, during the third quarter of 2007, compared with the third quarter of 2006. The following table reflects the details of this change:

	Quarter Ended September 30,
(In thousands)	2007	2006	Change
Salaries and employee benefits	$7,894	$7,350	$544
Premises and fixed asset expense	2,134	1,717	417
Other expense	3,784	3,593	191

Total other expense	$13,812	$12,660	$1,152

Salaries and employee benefits increased by $544,000, or 7.4%, and expenses associated with premises and fixed assets increased by $417,000, or 24.3%. Both of these increases are due primarily to branch additions in Memphis and Franklin, Tennessee, and Hoover, Alabama, as well as the SunCoast and Seasons acquisitions. Other noninterest expenses increased by $191,000, or 5.3%. The increase is due to increases in several expense categories, including legal and consulting fees, communications expense, and intangible asset amortization.

Our effective tax rate decreased from 26.3% for the third quarter of 2006 to 24.7% for the third quarter of 2007. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income.

Financial Condition

During the first nine months of 2007, our balance sheet showed an increase of 3.5% in total assets, from $1.90 billion to $1.97 billion, an increase of approximately $66.1 million. During the period, cash and cash equivalents decreased by approximately $35.3 million, or 42.3%, from $83.5 million to $48.2 million. Also during the first nine months of 2007, the investment securities portfolio decreased slightly from $448.6 million to $438.3 million, a decrease of $10.2 million, or 2.3%. The loan portfolio increased from $1.22 billion at the end of 2006 to $1.32 billion at September 30, 2007, an increase of $100.5 million, or 8.2%. Loan balances increased in our Alabama, Tennessee and Florida markets and decreased slightly in our Mississippi and Georgia markets. The declines in cash and securities were used to fund the growth in loans.

At September 30, 2007, the allowance for loan losses was $13.1 million. This amount represents an $842,000, or 6.9%, increase from December 31, 2006. We have tightened our underwriting standards for certain segments based on recent changes in market conditions.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio. Classified assets included graded loans (loans exhibiting some form of weakness), other real estate owned, and repossessed assets.

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	9/30/07	12/31/06	9/30/06
Non-performing loans as a percentage of total loans	0.79%	0.22%	0.34%
Non-performing assets as a percentage of total loans	1.53%	0.61%	0.81%
Allowance for loan losses as a percentage of non-performing loans	124.90%	444.95%	286.82%
Allowance for loan losses as a percentage of total loans	0.99%	1.00%	0.98%
Classified assets as a percentage of average capital	18.04%	16.67%	12.66%
Classified loans as a percentage of total loans	1.86%	1.81%	1.31%
Net charge-offs as a percentage of average net loans outstanding	0.35%	0.19%	0.11%

Even though this table shows an increase in non-performing loans to total loans from December 31, 2006 to September 30, 2007, this increase is properly reflected in our allowance for loan losses balance at September 30, 2007. Based on the evaluations described earlier and the information above, the allowance for loan losses at September 30, 2007, was deemed adequate to cover exposure within our loan portfolio.

The liability side of the balance sheet increased from $1.71 billion at December 31, 2006, to $1.77 billion at September 30, 2007, an increase of $65.6 million, or 3.8%. During the first nine months of 2007, deposits decreased by $69.9 million, or 4.8%, from $1.46 billion to $1.39 billion. The decrease resulted primarily from a 5.5% decrease in our interest-bearing deposits. Federal funds purchased and securities sold under agreements to repurchase increased by $19.1 million, or 23.6%, from $80.8 million to $99.9 million. Also during the nine-month period, FHLB advances increased by $118.9 million.

The changes in liability mix happened because during much of the first nine months of 2007, retail deposits, specifically certificates of deposit (“CDs”), were costing 15 to 25 basis points more than wholesale funds. As a result, management decided to allow the single service retail CDs to leave the bank and to replace them with cheaper wholesale funding. This decision was the primary reason for the only slight linked quarter decline in our net interest margin from 3.33% to 3.31%.

In summary, during the first nine months of 2007, we increased our FHLB advances and decreased our cash and investments balances in order to fund loan growth and to offset the effect of a slight decline in deposits. A large part of our FHLB borrowings was done on a very short-term basis to act as a hedge against the possibility of a rate reduction by the Federal Reserve, which occurred in September. As stated earlier, 62% of our loans are variable rate loans, and this strategy allowed us to quickly offset a portion of the impact of the rate reduction by repricing our short-term borrowings.

Shareholders’ equity increased from $191.3 million to $191.8 million during the first nine months of 2007. We earned $6.3 million in net income during the first nine months of 2007. Also affecting our shareholders’ equity was a increase in the market value of the available-for-sale portion of the investment securities portfolio, causing accumulated other comprehensive income to move from an unrealized loss of $6.7 million at December 31, 2006, to an unrealized loss of $3.7 million at September 30, 2007. In addition, during the first nine months of 2007, we declared dividends of approximately $8.9 million.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At September 30, 2007, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by our holding company are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At September 30, 2007, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $10.5 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to our holding company or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At September 30, 2007, there were no formal borrowings between the holding company (or its non-banking subsidiaries) and the Bank.

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

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2007, the amount of unfunded commitments outstanding was $394.6 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of September 30, 2007, the amount of outstanding letters of credit was $23.3 million.

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

Market Risk

During the first nine months of 2007, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of September 30, 2007, we had two outstanding swaps with a total notional amount of $20 million. Original maturities on these swaps ranged from eighteen to twenty-four months, and rates ranged from 8.01% to 8.02%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by Statement No. 133, we measured the effectiveness of these transactions as of September 30, 2007 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At September 30, 2007, our balance sheet reflected approximately $36.6 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents approximately 1.9% of total assets and indicates that we are slightly asset sensitive. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will be slightly down for the remainder of 2007 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands)
	Average Balance
	Quarter Ended	Nine Months Ended	Year Ended
	9/30/07	9/30/07	12/31/06
EARNING ASSETS:
Net loans	$1,306,073	$1,268,647	$973,466
Federal funds sold and other interest-bearing assets	11,796	18,343	25,893
Securities:
Taxable	336,143	337,688	343,515
Tax-exempt	102,541	104,014	116,328

Totals	1,756,553	1,728,692	1,459,202

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,225,884	1,250,542	1,061,250
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	331,630	274,674	207,927

Totals	1,557,514	1,525,216	1,269,177

Net amounts	$199,039	$203,476	$190,025

	($ In Thousands)
	Interest For
	Quarter Ended	Nine Months Ended	Year Ended
	9/30/07	9/30/07	12/31/06
EARNING ASSETS:
Net loans	$25,703	$74,327	$74,182
Federal funds sold and other interest-bearing assets	122	720	1,312
Securities:
Taxable	4,377	12,877	16,641
Tax-exempt	1,074	3,250	4,859

Totals	31,276	91,174	96,994

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	12,321	37,728	35,992
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	4,315	10,767	10,520

Totals	16,636	48,495	46,512

Net amounts	$14,640	$42,679	$50,482

	Yields Earned
	And Rates Paid (%)
	Quarter Ended	Nine Months Ended	Year Ended
	9/30/07	9/30/07	12/31/06
EARNING ASSETS:
Net loans	7.81	7.83	7.62
Federal funds sold and other interest-bearing assets	4.10	5.25	5.07
Securities:
Taxable	5.17	5.10	4.84
Tax-exempt	4.16	4.18	4.18

Totals	7.06	7.05	6.65

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	3.99	4.03	3.39
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	5.16	5.24	5.06

Totals	4.24	4.25	3.66

Net margin	3.31	3.30	3.46

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.39	6.43	6.43

Total earning assets	7.35	7.19	6.83

Net margin	3.44	3.44	3.64

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

At September 30, 2007, we had approximately $570.0 million in loans to borrowers in the commercial real estate industry, representing approximately 43.1% of our total loans outstanding as of that date. The real estate consists primarily of office buildings and shopping centers and also includes apartment buildings, owner-operated properties, warehouses and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $13.1 million, or 1.0% of loans, as of September 30, 2007.

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

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2006, in Form 10-Q/A for the quarter ended March 31, 2007, filed with the Commission on July 25, 2007, or in Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 8, 2007.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and the nine-month periods ended September 30, 2007, have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION
Registrant

Date: November 8, 2007	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of per-share earnings	28

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	29

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	30

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	31

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	32