Form 10-K
period 2007-12-31
CADENCE FINANCIAL CORP
filed 2008-03-13
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates as of June 29, 2007, was approximately $206,475,786, based on most recent sale.

The number of shares outstanding of the registrant’s common stock as of February 29, 2008 is 11,904,132 shares.

Documents incorporated by reference

Portions of the Corporation’s proxy statement for the 2008 annual meeting of shareholders expected to be filed on or before April 11, 2008 are incorporated by reference into Part III and portions of the Corporation’s annual report to shareholders are incorporated by reference into Part IV.

FORM 10-K

PART I

Forward-Looking Statements

Certain information included in this report, other reports filed by the Corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and any other written or oral statement by or on behalf of the Corporation contain forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions contained in the reports and statements referenced above are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this report and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission (“SEC”) subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

ITEM 1 - BUSINESS

Cadence Financial Corporation

Cadence Financial Corporation (the “Corporation”) is a financial holding company organized under the laws of the State of Mississippi. The Corporation’s assets consist primarily of its investment in Cadence Bank, N.A. (“Cadence”), a national banking corporation, and its primary activities are conducted through Cadence. (Cadence and its subsidiaries are collectively referred to herein as “Cadence”.)

The Corporation’s principal executive offices are located at 301 East Main Street, Starkville, MS 39759 and its telephone number is 662-323-1341.

Cadence Bank, N.A.

Cadence is engaged in general banking business and activities closely related to banking, as permitted by the banking laws and regulations of the United States.

Cadence provides a complete line of wholesale and retail financial services, including mortgage loans, investment services, insurance brokerage and trusts. The customer base is well diversified and consists of business, agriculture, government, education and individual accounts in the states of Alabama, Florida, Georgia, Mississippi and Tennessee. Profitability and growth have been consistent throughout Cadence’s history. To maintain such growth and profitability, given a relatively slow economy and low loan demand in its core Mississippi market area, the Corporation began to expand into higher growth markets in 2004. In 2004, the Corporation acquired Enterprise Bancshares in Tennessee, and in 2006, the Corporation acquired SunCoast Bank (“SunCoast”) in Florida and Seasons Bank (“Seasons”) in Georgia. In 2007, the Corporation continued expanding by opening branches in such higher growth markets.

Mississippi. Cadence is the largest commercial bank domiciled in the north central “Golden Triangle” area of Mississippi. In Mississippi, a total of twenty banking facilities and an operations/administration center serve the communities of Aberdeen, Amory, Brooksville, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the main office in Starkville.

Alabama. Cadence also serves the Tuscaloosa and Hoover, Alabama areas with seven banking facilities. Our newest branch was opened in the Hoover area on January 22, 2008.

Tennessee. Cadence has five banking facilities and an operations/data center in the Memphis, Tennessee area, and two banking facilities in the Brentwood and Franklin, Tennessee areas.

Florida. Cadence has three banking facilities in Sarasota and Bradenton, Florida.

Georgia. Cadence has two banking facilities in Blairsville and Blue Ridge, Georgia.

The following chart reflects, as of December 31, 2007, the distribution of total assets, loans, deposits and branches in the states in which Cadence conducts its business:

State	Assets	Loans	Deposits	Branches
Alabama	11%	16%	12%	18%
Florida	7%	10%	6%	8%
Georgia	2%	3%	3%	5%
Mississippi	52%	30%	62%	51%
Tennessee	28%	41%	17%	18%

	100%	100%	100%	100%

Other Operations. A wholly owned subsidiary of Cadence, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”) operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities and other commercial lines. GCM has locations in Aberdeen, Amory, Columbus, Starkville and West Point, Mississippi. At December 31, 2007, GCM had total assets of approximately $5.3 million, and for the year ended December 31, 2007, earned net income of approximately $500,000 on gross revenues of approximately $5.0 million.

Cadence has two other wholly owned subsidiaries, NBC Service Corporation (“Service”), and NBC Insurance Services of Alabama, Inc. (“Insurance”). Service was formed to provide additional financial services that otherwise might not be provided by Cadence. For 2007, its primary activity was limited to its investment in Commerce National Insurance Company (“CNIC”). CNIC is a credit life insurance company whose primary source of income is from investment income on securities held in its portfolio. In 2002, Cadence discontinued selling credit life insurance on loans. As a result, the Corporation plans to allow CNIC’s outstanding insurance policies to run-off over the next several years and then to dissolve and liquidate CNIC. Insurance was formed in 1999 for the purpose of selling annuity products in the state of Alabama. For 2007, its activities were insignificant.

Competition

Cadence encounters strong competition in each of its markets, based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of services provided, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

Cadence currently serves six counties and ten municipalities in north central Mississippi. In this area, the Bank competes directly with numerous banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $570 million to in excess of $138 billion (size of parent companies). Cadence is the largest bank domiciled in its immediate service area in Mississippi.

Cadence also serves the cities of Tuscaloosa and Hoover, Alabama; Memphis, Brentwood and Franklin, Tennessee; Sarasota and Bradenton, Florida; and Blairsville and Blue Ridge, Georgia. In these markets, Cadence competes with numerous financial institutions ranging in asset size from approximately $220 million to $1.6 trillion (based on the size of parent companies). Cadence also competes with numerous credit unions, finance companies, brokerage firms, mortgage companies and insurance companies in these markets.

Refer to “Item 1A - Risk Factors,” for discussion of the Corporation’s risks related to competition.

Supervision and Regulation

The Corporation and Cadence are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The BHC Act restricts the Corporation’s non-banking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of holding companies. Cadence is subject to limitations with respect to transactions with affiliates.

The BHC Act further requires every holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned. The BHC Act also prohibits a holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be closely related to banking or managing banks. The BHC Act permits the acquisition by a holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, subject to certain state laws, including the establishment by states of a minimum age of their local banks before such banks can be acquired by an out-of-state institution. The BHC Act and regulations of the Federal Reserve Board also prohibit a holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

The GLB Act significantly relaxed previously existing restrictions on the activities of banks and bank holding companies. Under such legislation, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting, and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. A financial holding company also may engage in any activity that the Federal Reserve determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of an institution or to the financial system generally.

In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company including factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety, or stability of any bank subsidiary of the bank holding company.

For a bank holding company to be eligible for financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet one of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest its non-permissible activities.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (3) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA, both of which are discussed below.

The GLB Act also permits securities brokerage firms and insurance companies to own banks and bank holding companies. The GLB Act also seeks to streamline and coordinate regulation of integrated financial holding companies, providing generally for “umbrella” regulation of financial holding companies by the Federal Reserve, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

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

Cadence is a member of the Federal Deposit Insurance Corporation (“FDIC”), and as such, its deposits are insured by the FDIC to the extent provided by law.

Under the Federal Deposit Insurance Act “(FDIA”), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

The FDIA, as amended by Financial Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. In 1995, the federal bank regulatory agencies adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earning standards.

The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

Dividends paid by the Corporation are substantially provided from dividends from Cadence. Generally, the approval of the Office of the Comptroller of the Currency (the “OCC”) is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years.

For the year 2008, Cadence has available approximately $4.4 million plus its net income for 2008 to pay as dividends, without obtaining permission from the OCC.

The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Corporation, and for the subsidiary banks of holding companies, such as Cadence. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The Corporation’s risk-based capital strategy is to maintain sufficient capital levels to qualify Cadence as “well capitalized” under the guidelines set forth by FDICIA. Maintaining capital ratios at the “well capitalized” level avoids certain restrictions, which, for example, could impact the FDIC assessment, trust services and asset/liability management of Cadence. At December 31, 2007, the Tier 1 and total capital ratios, respectively, of the Corporation (consolidated with Cadence) and Cadence (individually) were above the minimum 6% and 10% levels required to be categorized as “well capitalized” insured depository institutions.

The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum (a) leverage capital and (b) risk-based capital requirements:

(a) The first requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital (as defined) to total average assets based on the institution’s rating under the international bank rating system, commonly referred to as the “CAMELS” rating system. “CAMELS” is an acronym for “Capital Adequacy, Asset Quality, Management Quality, Earnings, Liquidity and Sensitivity to Market Risk.” Institutions with a CAMELS rating of 1 that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2007, the Corporation’s leverage capital ratio was 8.0%.

(b) The second requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8 percent. At December 31, 2007, the Corporation’s Tier 1 and total capital ratios were 10.2% and 11.2%, respectively.

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

Cadence is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

National banks, like Cadence, are required by the National Bank Act to adhere to branch office banking laws of the states in which they operate. Cadence may open branches throughout Mississippi, Alabama, Tennessee, Florida and Georgia with the prior approval of the OCC. In addition, with prior OCC approval, Cadence is able to acquire existing banking operations in Mississippi, Alabama, Tennessee, Florida and Georgia. Furthermore, federal legislation permits interstate branching. The law also permits out of state acquisitions by bank holding companies (subject to veto by state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. Effective June 1, 1997, the Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. The Interstate Banking Act also permits national and state banks to establish de novo branches in another state if the state law applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches.

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

CNIC, GCM, and Insurance are subject to regulation by the applicable state agencies. These agencies set reserve requirements and reporting standards and establish regulations, all of which affect business operations.

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

The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that (i) require that financial disclosures reflect all material correcting adjustments identified by the company’s auditors, (ii) require the disclosure of all material off-balance sheet transactions, (iii) require the reconciliation by public companies of pro forma financial information to financial statements prepared in accordance with generally accepted accounting principles, (iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit a public company from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report a change in their ownership in the company’s securities within two business days of the change, (vi) require a company’s management to provide a report of management’s assessment of the internal controls of the company in the company’s annual report and requires an opinion from the company’s independent auditors on the effectiveness of the company’s internal control over financial reporting, (vii) require public companies to adopt codes of conduct and ethics for senior executive officers and (viii) require a public company to disclose whether the company’s audit committee has a financial expert as a member.

The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings, and corporate audits and the act increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers.

Governmental Monetary Policies

As a bank chartered under the laws of the United States, Cadence is a member of the Federal Reserve System. Its earnings are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements of depository institutions and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States government securities. Refer to “Item 1A - Risk Factors,” for a discussion of the Corporation’s risks relating to governmental monetary policies.

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

Available Information

The Corporation maintains an Internet address at www.cadencebanking.com. The Corporation makes available, free of charge on or through its Internet website, access to the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed pursuant to Section 13(a) of the Exchange Act. These documents are made available on the Corporation’s website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Corporation is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not a part of, this report.

You may also request a copy of these filings, at no cost, by writing or telephoning the Corporation at the following address:

ATTENTION: Mr. Richard T. Haston

Cadence Financial Corporation

301 East Main Street

P.O. Box 1187

Starkville, MS 39759

(662) 323-1341

Additionally, the public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-6330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of such site is http://www.sec.gov.

Personnel

At December 31, 2007, Cadence had 430 full-time employees and GCM had 43 full-time employees. The Corporation, Service, Insurance and CNIC had no employees at December 31, 2007.

Executive Officers of the Registrant

The executive officers of the Corporation and a brief description of their principal employment during the last five years are listed below:

Name and Title	Age	Five-Year Experience
L. F. Mallory, Jr. Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence	65	Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence, since 1993

Mark A. Abernathy President and Chief Operating Officer and Chairman of Executive Committee, Cadence Financial Corporation and Cadence	51	President and Chief Operating Officer, Cadence Financial Corporation and Cadence, since 1997; Chairman of Executive Committee, Cadence Financial Corporation and Cadence, since 2006

Richard T. Haston Executive Vice President, Chief Financial Officer, and Assistant Secretary, Cadence Financial Corporation; Executive Vice President and Chief Financial Officer, Cadence	61	Executive Vice President, Chief Financial Officer, and Assistant Secretary, Cadence Financial Corporation, since July 2005; Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, Cadence Financial Corporation, from January 1997 - July 2005; Executive Vice President and Chief Financial Officer, Cadence, since 1996

Shane C. Williams Vice President and Treasurer, Cadence Financial Corporation; Executive Vice President and Treasurer, Cadence	40	Vice President and Treasurer, Cadence Financial Corporation, and Executive Vice President and Treasurer, Cadence, since July 2005; Assistant Treasurer, United Community Bank, Blairsville, Georgia, from 2003 - July 2005; Portfolio Manager and Asset Liability Manager, Provident Bank, Cincinnati, Ohio, from 1999 - 2003

John R. Davis Vice President, Cadence Financial Corporation; Executive Vice President and Manager of Consumer Financial Services, Cadence	52	Vice President, Cadence Financial Corporation, since January 1999; Executive Vice President and Manager of Consumer Financial Services, Cadence, since December 2005; Senior Vice President and Trust Officer, Cadence, from January 1999 - December 2005

Officers of the Corporation are elected annually by the Board of Directors at its January meeting and serve at the discretion of the Board of Directors.

ITEM 1A - RISK FACTORS

There are many risks and uncertainties related to the Corporation’s business that may adversely affect our business operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely affect our business operations. Any of the following risks could negatively impact our business, results of operations and financial condition. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed. See “Forward-Looking Statements” above.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2007, we had approximately $573.4 million in loans to borrowers in the commercial real estate industry, representing approximately 42.9% of our total loans outstanding as of that date. The real estate consists primarily of office buildings and shopping centers and also includes apartment buildings, owner-operated properties, warehouses and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible loan losses and capital levels as a result of commercial real estate lending growth and exposures. See “Business - Supervision and Regulation.”

Competition in the banking industry is intense and may adversely affect our profitability.

We currently conduct our banking operations in north central Mississippi, the cities of Tuscaloosa and Hoover, Alabama, the cities of Memphis, Germantown, Brentwood and Franklin, Tennessee, the cities of Sarasota and Bradenton, Florida, and the cities of Blairsville and Blue Ridge, Georgia. The banking business is highly competitive and in our primary market areas, we experience competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

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

Changes in local economic conditions where we operate could have a negative effect on us.

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

Management maintains an allowance for loan losses based upon, among other things, (1) historical experience, (2) an evaluation of local, regional and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, and (6) results of regulatory examinations. Based on such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although we believe that the allowance for loan and lease losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions differ or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowance for loan losses would result in a decrease in our net income and our capital balance.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $14.9 million, or 1.1% of loans, as of December 31, 2007.

We could suffer loan losses from a decline in credit quality and support.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC, the OCC and the state banking departments in the states in which our branches are located. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

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

Changes in interest rates could have an adverse effect on our net interest income.

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

We rely on dividends from Cadence as our primary source of funds. The primary sources of funds of Cadence are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may face risks with respect to future de novo branch expansion and acquisitions or mergers.

We may engage in de novo branch expansion, acquisitions or mergers in the future. We may also consider and enter into new lines of business or offer new products or services. De novo branch expansion involves a number of risks, including:

•	The time it takes for de novo branches to become profitable;

•	The time and attention demands of senior management to execute de novo branching;

•	The dependence of de novo branching upon local banking management;

•	The time and costs associated with hiring experienced local banking management and opening the branch; and

•	Entry into new areas where we lack experience.

Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

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

Our recent growth plans have included the acquisition of other financial institutions. It is possible that the integration process for these acquisitions could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the acquisition. If we have difficulties with the integration process, we might not achieve the economic benefits expected to result from the acquisition. As with any acquisition of a banking institution, there also may be business disruptions that cause us to lose customers or cause customers to remove their deposits or loans from us and move their business to competing financial institutions.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Cadence to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to national banks that are regulated by the OCC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

At December 31, 2007, Cadence’s properties consisted of 39 full-service bank branches (including the main office in Starkville, Mississippi), of which 31 are owned premises. Cadence also owns two operations centers in Starkville, Mississippi and Memphis, Tennessee. GCM operates from five separate locations, two of which are leased. The Corporation, Service, Insurance and CNIC did not own or lease any properties at December 31, 2007.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common stock market prices for the year ended December 31, 2007 are included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption, “Market Information.”

Number of Security Holders

The Corporation had 2,470 security holders of record as of December 31, 2007.

Dividends

Dividends on common stock were declared quarterly in 2007 and 2006, and totaled as follows:

	(In Thousands) December 31,
	2007	2006
Dividends declared, $1.00 per share	$11,897	$10,722

Performance Graph

The Securities and Exchange Commission requires that the Corporation include in its annual report on Form 10-K a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a performance indicator of the overall stock market and either a nationally recognized industry standard or an index of peer companies selected by the Corporation. The broad market index used in the graph is the NASDAQ Market Index. The Corporation has chosen to use Hemscott Industry Group 413 – Regional-Southeast Banks as its peer group index and to include the NASDAQ Bank Index as additional comparison.

The graph assumes that $100 was invested in shares of the relevant issuers on December 31, 2002, and all dividends were immediately invested in additional shares. The value of the initial $100 investment is shown at one-year intervals, for a five-year period ending December 31, 2007. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization.

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$99,591	$74,182	$53,035	$43,242	$34,073
Interest and dividends on securities	21,552	21,500	19,480	18,796	17,242
Other interest income	970	1,312	669	346	262

Total interest income	122,113	96,994	73,184	62,384	51,577
Interest expense	64,845	46,512	27,970	21,186	17,881

Net interest income	57,268	50,482	45,214	41,198	33,696
Provision for loan losses	8,130	1,656	2,128	3,522	2,770

Net interest income after provision for loan losses	49,138	48,826	43,086	37,676	30,926

Service charges on deposit accounts	9,295	8,878	7,952	8,581	7,774
Other income	8,190	11,115	11,983	11,526	12,871

Total noninterest income	17,485	19,993	19,935	20,107	20,645

Salaries and employee benefits	30,707	28,766	24,934	23,415	19,868
Occupancy and equipment expense	8,372	6,815	6,172	5,861	4,657
Other expenses	14,963	14,101	13,639	12,451	9,029

Total noninterest expenses	54,042	49,682	44,745	41,727	33,554

Income before income taxes	12,581	19,137	18,276	16,056	18,017
Income taxes	2,788	4,984	4,522	3,757	4,492

Net income	$9,793	$14,153	$13,754	$12,299	$13,525

PER SHARE DATA
Net income - basic	$0.82	$1.37	$1.68	$1.51	$1.65
Net income - diluted	0.82	1.37	1.68	1.50	1.65
Dividends	1.00	1.00	0.98	0.96	0.92
FINANCIAL DATA
Total assets	$1,984,155	$1,899,948	$1,446,117	$1,439,573	$1,093,223
Net loans	1,322,921	1,210,710	851,332	817,649	582,933
Total deposits	1,425,566	1,460,523	1,121,684	1,116,373	815,839
Long-term obligations (1)	94,284	110,832	126,779	121,991	99,625
Total shareholders’ equity	194,370	191,265	116,984	114,766	111,102

(1)	Long-term obligations are defined as those obligations with maturities in excess of one year. The Corporation’s long-term obligations consist of certain term repurchase agreements (included in the “Federal funds purchased and securities sold under agreements to repurchase” caption on our consolidated balance sheets), subordinated debentures, and certain Federal Home Loan Bank borrowings (included in the “Other borrowed funds” caption on our consolidated balance sheets).

SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	Average balance sheets (consolidated):

The following table presents, for the years indicated, condensed daily average balance sheet information.

	(In Thousands)
	2007	2006	2005
Assets:
Cash and due from banks	$46,604	$41,290	$38,817
Securities:
Taxable	335,564	343,515	321,250
Tax-exempt	104,995	116,328	123,513

Total securities	440,559	459,843	444,763

Federal funds sold and other interest-bearing assets	19,384	25,893	20,111
Loans	1,284,762	973,466	808,796
Less allowance for loan losses	12,641	10,463	10,604

Net loans	1,272,121	963,003	798,192
Other assets	149,951	141,579	116,235

Total Assets	$1,928,619	$1,631,608	$1,418,118

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$175,196	$165,939	$152,683
Interest-bearing	1,248,812	1,061,250	938,410

Total deposits	1,424,008	1,227,189	1,091,093
Federal funds purchased and securities sold under agreements to repurchase	95,406	63,830	34,204
Borrowed funds	197,681	144,097	149,107
Other liabilities	19,663	5,020	27,047

Total liabilities	1,736,758	1,440,136	1,301,451

Shareholders’ equity	191,861	191,472	116,667

Total Liabilities and Shareholders’ Equity	$1,928,619	$1,631,608	$1,418,118

B.	Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ In Thousands) Average Balance
	2007	2006	2005
EARNING ASSETS
Loans	$1,284,762	$973,466	$808,796
Federal funds sold and other interest-bearing assets	19,384	25,893	20,111
Securities:
Taxable	335,564	343,515	321,250
Tax-exempt	104,995	116,328	123,513

Totals	1,744,705	1,459,202	1,273,670

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	1,248,812	1,061,250	938,410
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	293,087	207,927	183,311

Totals	1,541,899	1,269,177	1,121,721

Net Amounts	$202,806	$190,025	$151,949

	($ In Thousands) Average Balance			Yields Earned And Rates Paid (%)
	2007	2006	2005	2007	2006	2005
EARNING ASSETS
Loans	$99,591	$74,182	$53,035	7.75	7.62	6.56
Federal funds sold and other interest-bearing assets	970	1,312	669	5.00	5.07	3.33
Securities:
Taxable	17,173	16,641	14,433	5.12	4.84	4.49
Tax-exempt	4,379	4,859	5,047	4.17	4.18	4.09

Totals	122,113	96,994	73,184	7.00	6.65	5.75

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	49,945	35,992	20,327	4.00	3.39	2.17
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	14,900	10,520	7,643	5.08	5.06	4.17

Totals	64,845	46,512	27,970	4.21	3.66	2.46

Net interest income	$57,268	$50,482	$45,214

Net yield on earning assets				3.28	3.46	3.55

(1)	Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

(2)	For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.

(3)	Interest income on loans includes related fees.

C.	Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the changes in both the rate and volume components of net interest income:

	(In Thousands) 2007 Over 2006 Change Due To:			(In Thousands) 2006 Over 2005 Change Due To:
	Total	Rate	Volume	Total	Rate	Volume
EARNING ASSETS
Loans	$25,409	$1,287	$24,122	$21,147	$9,357	$11,790
Federal funds sold and other interest-bearing assets	(342)	(18)	(324)	643	415	228
Securities:
Taxable	532	886	(354)	2,208	1,169	1,039
Tax-exempt	(480)	(12)	(468)	(188)	114	(302)

Totals	$25,119	$2,143	$22,976	$23,810	$11,055	$12,755

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$13,953	$7,039	$6,914	$15,665	$12,707	$2,958
Interest on borrowed funds, federal funds purchased and securities sold under agreements to repurchase	4,380	42	4,338	2,877	1,766	1,111

Totals	$18,333	$7,081	$11,252	$18,542	$14,473	$4,069

(1)	Change in volume is the change in volume times the previous year’s rate.

(2)	Change in rate is the change in rate times the previous year’s balance.

(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

II. INVESTMENT PORTFOLIO

A.	The following tables present the book values of securities as of the dates indicated:

	(In Thousands)
	2007	2006	2005
U. S. Treasury	$300	$300	$296
U. S. Government agencies and mortgage-backed securities	311,459	326,555	307,193
States and political subdivisions	113,048	108,833	109,131
Other	18,284	12,892	25,820

Total book value	$443,091	$448,580	$442,440

B.	The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2007, and the weighted-average yield of such securities:

	($ In Thousands) Weighted-Average Yield
	0 - 1 Year	Yield (%)	1 - 5 Years	Yield (%)	5-10 Years	Yield (%)
Securities:
U. S. Treasury	$200	4.95%	$100	4.00%	$—	—
U. S. Government agencies	17,408	3.99%	141,562	5.08%	6,435	5.26%
Nontaxable municipals	8,527	5.25%	14,724	5.15%	32,127	5.38%
Taxable municipals	25	3.88%	162	4.34%	2,205	5.10%
Other	100	6.38%	502	5.73%	304	7.03%

Total	$26,260		$157,050		$41,071

	10+ Years	Yield (%)
U. S. Government agencies	$8,377	5.89%
Nontaxable municipals	56,390	6.61%
Taxable municipals	—	—
Other	17,377	4.09%

Total	$82,144

	Book Value	Yield (%)
Mortgage-backed securities	$137,780	5.27%

NOTE: Interest and yields on tax-exempt obligations are on a taxable equivalent basis, at the statutory rate of 38.25%.

Average yield on floating rate securities was determined using the current yield.

Table includes securities classified as available-for-sale and held-to-maturity at carrying values.

All mortgage-backed securities are backed by U. S. Government agencies.

C.	Investment securities in excess of 10% of stockholders’ equity.

At December 31, 2007, there were no securities from any issuers in excess of 10% of stockholders’ equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

A.	Type of loans

The amount of loans outstanding by type at the indicated dates are shown in the following table:

	(In Thousands) December 31,
Type	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$265,707	$257,661	$209,017	$155,858	$97,974
Real estate - construction	431,814	347,568	143,729	119,637	38,140
Real estate - mortgage	586,909	559,604	457,453	478,792	386,607
Installment loans to individuals	37,121	38,833	40,825	57,599	56,800
Other	16,296	19,280	9,620	16,677	9,593

Total loans	$1,337,847	$1,222,946	$860,644	$828,563	$589,114

B.	Maturities and sensitivities of loans to changes in interest rates

The following table sets forth as of December 31, 2007, the amount of loans due in the periods indicated:

	(In Thousands)
Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$172,330	$90,811	$2,566	$265,707
Real estate - construction	365,223	60,804	5,787	431,814

	$537,553	$151,615	$8,353	$697,521

Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Loans with:
Predetermined interest rates	$66,989	$128,930	$6,535	$202,454
Floating interest rates	470,564	22,685	1,818	495,067

	$537,553	$151,615	$8,353	$697,521

C.	Non-performing loans

1.	The following table states the aggregate amount of loans that were non-performing on the dates indicated:

	(In Thousands) December 31,
Type	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis	$3,460	$1,435	$498	$1,918	$766
Accruing loans past due 90 days or more	5,493	1,146	2,043	1,094	1,998
Renegotiated “troubled” debt	180	151	73	1,502	489

2.

There were no loan concentrations in excess of 10% of total loans at December 31, 2007. However, lending activities are affected by the economic trends within the areas served by the Corporation and its subsidiaries. These economic trends, in turn, can be influenced by the areas’ larger employers and industries, such as Mississippi State University and Columbus Air Force Base in Mississippi; University of Alabama and Mercedes-Benz Automotive Plant in Alabama; Federal Express and Auto Zone in Tennessee; and the tourism industry in Florida.

3.	There were no outstanding foreign loans at December 31, 2007.

4.	Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the table above do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Corporation or its subsidiary bank, or their future operating results, liquidity or capital resources.

5.	If all nonaccrual loans had been current throughout their terms, interest income would have not been significantly different for the year ended December 31, 2007.

6.	Management stringently monitors loans that are classified as non-performing. Non-performing loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (a) the classification of a loan as non-accrual internally or by regulatory examiners, (b) delinquency on principal for 90 days or more unless management is in the process of collection, (c) a balance remains after repossession of collateral, (d) notification of bankruptcy, or (e) management judges that non-accrual status is appropriate.

7.	At December 31, 2007, the recorded investment in loans identified as impaired totaled approximately $23.8 million. The allowance for loan losses related to these loans approximated $4.4 million. The average recorded investment in impaired loans during the year ended December 31, 2007, was $17.2 million. Total interest recognized on impaired loans and the amounts recognized on a cash basis were not significant.

D.	Other interest-bearing assets

There were no other interest-bearing non-performing assets at December 31, 2007.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following table shows changes in the Corporation’s allowance for loan losses for the periods indicated:

	($ In Thousands) Years Ended December 31,
	2007	2006	2005	2004	2003
Beginning balance	$12,236	$9,312	$10,914	$6,181	$6,029
Allowance of acquired entity	—	3,116	—	4,547	—

	12,236	12,428	10,914	10,728	6,029
Charge-offs:
Domestic:
Commercial, financial and agricultural	(2,547)	(749)	(1,320)	(732)	(473)
Real estate	(2,952)	(526)	(1,373)	(2,070)	(1,105)
Installment loans and other	(1,999)	(1,358)	(1,927)	(1,308)	(1,559)

Total charge-offs	(7,498)	(2,633)	(4,620)	(4,110)	(3,137)

Recoveries:
Domestic:
Commercial, financial and agricultural	408	259	52	133	71
Real estate	1,171	119	348	185	68
Installment loans and other	479	407	490	456	477

Total recoveries	2,058	785	890	774	616

Net charge-offs	(5,440)	(1,848)	(3,730)	(3,336)	(2,521)

Allowance applicable to Finance Company loans sold	—	—	—	—	(97)

Provision charged to operations	8,130	1,656	2,128	3,522	2,770

Ending balance	$14,926	$12,236	$9,312	$10,914	$6,181

Ratio of net charge-offs to average loans outstanding	0.42	0.19	0.46	0.44	0.44

Estimated charge-offs in 2008 are as follows: commercial, financial and agricultural - $350,000; real estate - $4.5 million; and installment loans and other - $600,000.

The following table indicates the ratio of allowance for loan losses to loans outstanding at year-end:

	December 31,
	2007	2006	2005	2004	2003
Ratio of allowance for loan losses to loans outstanding at year end	1.12	1.00	1.08	1.32	1.05

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

The following schedule sets forth the components of the allowance for loan losses at December 31, 2007 and 2006. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

	2007		2006		2005
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$23,824	$4,396	$13,577	$2,113	$10,544	$1,293
Graded loans	24,728	852	32,682	972	19,978	812
Homogeneous pools	133,191	570	105,114	524	120,315	855
Other loans	1,156,104	4,246	1,071,573	6,107	709,807	4,768
Unallocated component	—	4,862	—	2,520	—	1,584

	$1,337,847	$14,926	$1,222,946	$12,236	$860,644	$9,312

	2004		2003
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:	$4,107	$2,237	$818	$451
Impaired loans	44,820	3,805	30,286	2,898
Graded loans	232,618	2,230	166,619	1,396
Homogeneous pools	547,018	1,905	391,391	610
Other loans	—	737	—	826

Unallocated component	$828,563	$10,914	$589,114	$6,181

The allowance allocated to impaired loans for the periods indicated was based upon the estimated fair value of the underlying collateral.

Graded loans are those loans that exhibit some form of weakness. Allocations to this group are based upon the historical loan loss experience of the grades assigned and upon specific allocations to specific loans.

An allowance is allocated to the various pools of loans considered to be homogenous based upon the historical loan losses of each pool. The types of homogeneous pools included in our evaluation of the allowance for loan losses are lease financing loans, mortgage loans, personal loans, home equity lines, student loans, and personal credit lines.

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

Real Estate Loans

The Bank originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2007, these loans totaled $1.0 billion or approximately 76% of the loan portfolio.

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

Consumer and Other Loans

Cadence offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $35 million, or 3% of total loans, at December 31, 2007. Consumer loans are originated in order to provide a wide range of financial services to customers.

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

The Bank makes commercial business loans on both a secured and unsecured basis with terms generally not exceeding five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2007, commercial business loans represented $233 million, or approximately 17%, of the Corporation’s total loan portfolio.

V. DEPOSITS

	($ In Thousands)
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
A. Average deposits:
Domestic:
Noninterest - bearing	$175,196	—	$165,939	—	$152,683	—
Interest - bearing demand (1)	489,136	2.95%	414,137	2.51%	381,007	1.40%
Savings	42,310	0.78%	42,218	0.46%	44,149	0.24%
Time	717,366	4.91%	604,895	4.20%	513,254	2.90%
Foreign	N/A		N/A		N/A

Total	$1,424,008		$1,227,189		$1,091,093

(1)	Includes Money Market accounts

B.	Other categories - None

C.	Foreign deposits - Not material

D.	Time certificates of deposit of $100,000 or more and maturities at December 31, 2007:

	(In Thousands)
	Total	3 Months or Less	3 Months Through 6 Months	6 Months Through 12 Months	Over 12 Months
Time certificates of deposit of $100,000 or more	$383,229	$154,687	$106,168	$68,953	$53,421

E.	Foreign office time deposits of $100,000 or more - Not applicable

VI. RETURN ON EQUITY AND ASSETS

The following financial ratios are presented for analytical purposes:

	December 31,
	2007	2006	2005
Return on assets (net income divided by total average assets)	0.5	0.9	1.0
Return on equity (net income divided by average equity)	5.1	9.0	11.8
Dividend payout ratio (dividends per share divided by basic net income per share)	122.0	73.0	58.3
Equity to asset ratio (average equity divided by average total assets)	9.9	9.6	8.2

VII. SHORT-TERM BORROWINGS

	($ In Thousands)
	2007	2006	2005
Balance at year end	$107,060	$80,838	$58,571
Weighted average interest rate at year end	3.95%	4.45%	3.19%
Maximum amount outstanding at any month end for the year	$107,060	$80,838	$58,571
Average amount outstanding during the year	95,406	63,830	33,574
Weighted average interest rate during the year	4.29%	4.17%	2.35%

Note: Short–term borrowings include federal funds purchased and securities sold under agreements to repurchase.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of the financial condition, changes in financial condition and results of operations of Cadence Financial Corporation (the “Corporation”). You should read this discussion in conjunction with the Consolidated Financial Statements, including the notes thereto, and the Supplemental Financial Data included elsewhere in this report.

For purposes of the following discussion, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of Cadence Financial Corporation and its wholly owned subsidiary, Cadence Bank, N.A. (“Cadence” or the “Bank”), unless the context suggests otherwise.

INTRODUCTION AND MANAGEMENT OVERVIEW

The Corporation is a financial holding company that owns Cadence. Cadence operates in the states of Mississippi, Alabama, Tennessee, Florida and Georgia. Cadence’s primary business is providing traditional commercial and retail banking services to customers. Cadence also provides other financial services, including trust services, mortgage services, insurance and investment products. Our stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol of “CADE”.

Cadence’s profitability, like that of many financial institutions, is dependent on its ability to generate revenue from net interest income and noninterest income sources. Net interest income is the difference between the interest income Cadence receives on earning assets, such as loans and securities, and the interest expense Cadence pays on interest-bearing liabilities, principally deposits and borrowings. Noninterest income includes fees from service charges on deposit accounts, trust, investment activities, mortgage origination and servicing, insurance and other customer services which Cadence provides. Results of operations are also affected by the provision for loan losses and noninterest expenses such as salaries, employee benefits, occupancy and other operating expenses, including taxes.

Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including Cadence. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition among financial institutions, customer preferences, interest rate conditions and prevailing market rates on competing products in Cadence’s market areas.

During 2007, five major factors significantly impacted our operating results, as follows:

•

$5.1 million impairment loss relating to our first quarter rescission of the application of Financial Accounting Standards Board (“FASB”) Statement No. 159 to certain investment securities, resulting in a $0.26 per share after-tax impact on our earnings in 2007.

•	$4.2 million increase in provision for loan losses due to softening in certain real estate sectors and the economy in general, as well as a deterioration of certain large credits.

•

Loan growth in our Tennessee, Alabama and Florida markets positively impacted our net interest income. However, the general softening in the economy caused our loan growth to be approximately 24% less than budgeted.

•	One hundred basis point rate reduction by the Federal Reserve in 2007. This rate reduction impacted our yields on earning assets and cost of funds.

•

Strong competition for core deposits, resulting in the cost of retail deposits exceeding the cost of wholesale deposits. This competition negatively impacted our margin and resulted in increased utilization of the wholesale market to fund our growth.

For 2007, our net interest margin was 3.28%, compared to 3.46% for 2006. We were able to increase our loan yields by 13 basis points between 2006 and 2007; however, our net interest margin was negatively impacted by the increase in our overall cost of funds of 55 basis points during this same period. Pricing for deposits did not decline at the same pace as variable rate assets because of the strong competition for these funds. The cost of deposits increased by 61 basis points from 2006 to 2007. Our margins were under significantly more pressure in the fourth quarter of 2007 due to the 50 basis point rate reduction, as our variable rate loans immediately repriced but deposit costs continued to remain high.

Our provision for loan losses was substantially higher in 2007 as compared to 2006, due primarily to the deterioration of some large credits, a softening in certain real estate sectors, and a general softening in the economy. We do not engage in any sub-prime or Alt A lending; therefore, none of the increase in our provision for loan losses related to or was affected by these types of loans. Our underwriting standards for certain segments have tightened based on recent changes in market conditions, and we believe that the current level of our allowance for loan losses is adequate as of December 31, 2007.

During 2007, noninterest income, including gains on securities and impairment loss on securities, decreased from $20.0 million to $17.5 million. Noninterest income for 2007 reflects an impairment loss on certain investment securities that related to our decision to rescind the application of FASB Statement No. 159 to these securities. The components of and other reasons for the decrease in this category are discussed more fully below. Noninterest income accounted for 12.5% of income in 2007, 17.1% of income in 2006 and 21.4% of income in 2005. The changes in these percentages were impacted more by the growth in total interest income than by the changes in noninterest income. The growth of noninterest income continues to be an important part of our strategic goals.

One of our goals in 2007 was to continue to control the level of noninterest expenses. During 2007, total noninterest expenses increased by $4.4 million, or 8.8%, as compared to the year ended December 31, 2006. Virtually all of this increase in 2007 is due to a full year of expenses relating to new branches in Brentwood and Memphis, Tennessee opened in 2006, a full year of expenses relating to the branches acquired in connection with the SunCoast Bancorp, Inc. (“SunCoast”) and

Seasons Bancshares, Inc. (“Seasons”) acquisitions in 2006, and expenses relating to new branches in the cities of Hoover, Alabama and Franklin, Tennessee opened in 2007.

For 2007, we reported net income of $9.8 million, or $0.82 per diluted share, compared to $14.2 million, or $1.37 per diluted share, for 2006. Diluted weighted average shares outstanding were 15.4% higher due to the stock offering and SunCoast acquisition in 2006, from 10.3 million in 2006 to 11.9 million in 2007. Also, our net income for the year ended December 31, 2007 was negatively impacted by $0.26 per share (after-tax) due to the rescission of the application of FASB Statement No. 159 to certain investment securities. This rescission resulted in an impairment loss on those securities.

We are continuing our efforts to grow loans and improve our margin. While loan growth is expected to slow in 2008 as compared to 2007, we believe that, based on the current state of the economy, we will still be able to achieve solid growth, primarily in our Tennessee and Alabama markets. The expansion or even maintenance of the margin, however, will be a more difficult objective to attain in the current interest rate environment. With the recent rate reductions by the Federal Reserve (100 basis points in 2007 and 125 basis points in January 2008), our variable rate loans are repricing downward. However, the need for core deposits makes it very difficult to reduce the cost of these funds. There is strong competition for core deposits as all banks struggle to maintain this very important component of their funding. Additionally, our need for funding has increased as our loan demand has increased, requiring us to pay higher rates to grow deposits.

Currently, we expect that interest rates will continue to decline at least through the first half of 2008. We expect growth to continue in our Tennessee, Alabama and Florida markets; however, we expect this growth to occur more slowly in 2008. We based our 2008 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We continue to look for ways to grow noninterest income. The continued growth in the Memphis market, the expansion into the Birmingham and Nashville areas and our acquisitions of SunCoast in Florida and Seasons in Georgia have provided new customer bases for our other banking products and services.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our new expanded footprint. Reducing our efficiency ratio remains a key objective.

The previously mentioned growth in assets, expansion of noninterest income, and control of noninterest expenses will all contribute to net income growth. Other areas of focus to accomplish this goal will be controlling the cost of funding that will be needed to support our earning assets and maintaining our level of credit quality. Funding is a challenging issue, due to the current rate environment. This situation makes it very difficult to obtain the desired spread between loan yields and cost of funds. If the economy continues to slow or the real estate market continues to soften, credit quality could become a more significant issue. In management’s opinion, the current level of the allowance for loan losses is sufficient for the level of anticipated losses in our current loan portfolio. However, we have tightened our underwriting standards for certain segments based on recent changes in market conditions, in an effort to better control credit quality.

In summary, our primary objective in 2008 is to increase net income by improving our net interest margin, maintaining our credit quality, and controlling non-interest expenses.

RECENTLY ISSUED ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and, where applicable, to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in this report, including this Management’s Discussion and Analysis, is sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Provision/Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management after their evaluation of the risk exposure contained in our loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value securing such loans. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following non-exclusive list of factors: historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the year ended December 31, 2007, we identified the following external risk factors: (1) declining economic conditions; (2) increased risk associated with commercial real estate credits; and (3) the softening of real estate sectors in our markets. These external risk factors are re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the discount rate, prior to 2006, management, in consultation with actuarial consultants, selected rates based on rates of return on long-term, high-quality bonds having maturity dates corresponding as closely as possible to the expected retirement dates of the employees and the subsequent payout periods of the respective plans. Beginning in 2006, management, with the assistance of actuarial consultants, selects the appropriate discount rate by performing an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities). Based on the analysis, management used a discount rate of 5.75% in 2005, 2006 and 2007. We used an expected rate of return of 7.5% for 2005, 2006 and 2007. From a historical perspective, the rates of return on the plan were 5.4% for 2005, 9.5% for 2006, and 7.6% for 2007. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service rules. As a result, as of December 31, 2007, the plan had a prepaid benefit cost of $3.1 million, a current accumulated benefit obligation of approximately $10.1 million, and plan assets with a fair value of approximately $12.2 million.

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

During the first quarter of 2007, we recognized a $5.1 million impairment loss relating to certain collateralized mortgage obligations and mortgage-backed securities. During the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock.

As of December 31, 2007, our securities portfolio included certain securities that were impaired, by definition. We reviewed each of these securities to determine if any of the impairments were other-than-temporary. Using the criteria listed above, we determined that none of the impairments were other-than-temporary as of December 31, 2007.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2007 and concluded that no impairment writedown was warranted. At December 31, 2007, we had approximately $66.8 million of goodwill on our balance sheet.

Other Accounting/Regulatory Issues

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

During 2007, we owned NBC Capital Corporation (MS) Statutory Trust I and Enterprise (TN) Statutory Trust I, both organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. In accordance with FASB Interpretation No. 46 (revised December 2003), the trusts, which are considered variable interest entities, are not consolidated into our financial statements because the only activity of the variable interest entities is the issuance of the trust preferred securities. The trust preferred securities related to Enterprise (TN) Statutory Trust I were fully redeemed in December 2007, and the trust was dissolved in January 2008.

RESULTS OF OPERATIONS

Net income for 2007 was $9.8 million, or $0.82 per diluted share, a decrease from $14.2 million, or $1.37 per diluted share, in 2006 and $13.8 million, or $1.68 per diluted share, in 2005. Return on average equity was 5.1% in 2007, 9.0% in 2006, and 11.8% in 2005. Return on average assets was 0.5% in 2007, 0.9% in 2006 and 1.0% in 2005.

Net interest income, the primary source of our earnings, represents income generated from earning assets, less the interest expense of funding those assets. Net interest income increased by 13.4% in 2007 and 11.7% in 2006. Changes in net interest income may be divided into two components: (1) the change in average earning assets (volume component) and (2) the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest-bearing liabilities.

Net interest income increased by $6.8 million, or 13.5%, from $50.5 million in 2006 to $57.3 million in 2007. Average earning assets increased from $1.46 billion in 2006 to $1.74 billion in 2007, an increase of $285.5 million, or 19.6%. During this period, the net interest margin declined to 3.28%, compared to 3.46% for 2006. Net interest margin is net interest income divided by average earning assets.

In analyzing the rate component of net interest income, from 2006 to 2007, we gained 35 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 55 basis points. Our loan portfolio, which is comprised of approximately 61% variable rate loans, reflected a yield increase from 7.62% to 7.75% from 2006 to 2007. The yield on our investment securities portfolio also increased from 2006 to 2007, from 4.68% to 4.89%. However, our cost of deposits increased from 3.39% to 4.00%.

The primary reason for our increased net interest income between 2006 and 2007 is the increase in average earning asset balances. The increase in average earning assets from 2006 to 2007 is composed of the following: average loans increased by $311.3 million; average federal funds sold and other interest-bearing assets decreased by $6.5 million; and average investment securities decreased by $19.3 million. From 2006 to 2007, the average balance of interest-bearing deposits increased by $187.6 million, and the average balance of other borrowings increased by $85.2 million.

In 2006, net interest income increased by $5.3 million, from $45.2 million in 2005 to $50.5 million, or 11.7%. Average earning assets increased from $1.27 billion in 2005 to $1.46 billion in 2006, an increase of $185.5 million, or 14.6%. During this period, the net interest margin declined to 3.46%, compared to 3.55% for 2005.

In analyzing the rate component of net interest income, from 2005 to 2006, we gained 90 basis points of yield on our earning assets. However, during this period, the cost of funds increased by 120 basis points. As the Federal Reserve raised interest rates during the first half of 2006, our loan portfolio, which is comprised of approximately 61% variable rate loans, was positively impacted. From 2005 to 2006, the yield on loans increased from 6.56% to 7.62%. The increase in interest rates also had a positive impact on other earning assets, as the yield on federal funds sold increased from 3.33% to 5.07% and the yield on the investment securities portfolio increased from 4.38% to 4.68%. The increase in rates had a negative impact on our cost of funds, as our cost of deposits increased from 2.17% to 3.39% and our cost of other borrowings increased from 4.17% to 5.06%. Also, the increase in rates resulted in an inverted yield curve. As a result, we were not able to increase our loan yields as much as the cost of deposits increased.

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

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	($ in Thousands) Average Balance
	Year Ended 12/31/07	Year Ended 12/31/06
EARNING ASSETS:
Net loans	$1,284,762	$973,466
Federal funds sold and other interest-bearing assets	19,384	25,893
Securities:
Taxable	335,564	343,515
Tax-exempt	104,995	116,328

Totals	1,744,705	1,459,202

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,248,812	1,061,250
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	293,087	207,927

Totals	1,541,899	1,269,177

Net amounts	$202,806	$190,025

	Interest For		Yields Earned And Rates Paid (%)
	Year Ended 12/31/07	Year Ended 12/31/06	Year Ended 12/31/07	Year Ended 12/31/06
EARNING ASSETS:
Net loans	$99,591	$74,182	7.75	7.62
Federal funds sold and other interest-bearing assets	970	1,312	5.00	5.07
Securities:
Taxable	17,173	16,641	5.12	4.84
Tax-exempt	4,379	4,859	4.17	4.18

Totals	122,113	96,994	7.00	6.65

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	49,945	35,992	4.00	3.39
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	14,900	10,520	5.08	5.06

Totals	64,845	46,512	4.21	3.66

Net amounts	$57,268	$50,482	3.28	3.46

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.42	6.43

Total earning assets			7.13	6.83

Net yield on earning assets			3.42	3.64

We utilize the provision for loan losses to replenish the allowance for loan losses on the balance sheet. Based on an evaluation of the risk exposure contained in the loan portfolio, our management believes that the level of the allowance is adequate. The Board of Directors reviews and approves management’s evaluation. This is an ongoing process, and we review and determine the amount of the provision quarterly, using a methodology that has historically proven to be sound. The provision for loan losses decreased from $2.1 million in 2005 to $1.7 million in 2006 but increased to $8.1 million in 2007. The decrease in the provision for 2006 resulted from an overall improvement in the credit quality in the portfolio, and the significant increase for 2007 is due to the deterioration of some large credits, including two commercial loans, a bankruptcy of a customer, and an agricultural loan, as well as a softening in certain real estate sectors and a general softening in the economy. Please see the “Financial Condition” section of this Management’s Discussion and Analysis for additional discussion of the allowance for loan losses. At this time, management expects the level of the provision for loan losses to protect us from any unforeseen deterioration in the quality of the loan portfolio. However, if during the year, any or all of these factors change in direction or speed, we will make the necessary adjustments in the provision for loan losses to reflect these changes.

Noninterest income includes various service charges, fees and commissions we collected, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly owned subsidiary of Cadence. It has been, and continues to be, one of our strategic objectives to diversify our other income sources so that we can be less dependent on net interest income. Other income decreased from $20.0 million in 2006 to $17.5 million in 2007. The changes in the major categories between 2007 and 2006 are as follows:

(In thousands)	2007	2006	Change
Service charges on deposit accounts	$9,295	$8,878	$417
Insurance commissions, fees, and premiums	4,999	4,441	558
Other service charges and fees	3,337	2,933	404
Trust Department income	2,558	2,341	217
Mortgage loan fees	1,690	876	814
Securities gains (losses), net	(17)	66	(83)
Bank owned life insurance income	681	641	40
Impairment loss on securities	(5,097)	(2,025)	(3,072)
Other	39	1,842	(1,803)

Total other income	$17,485	$19,993	$(2,508)

Service charges on deposit accounts increased by 4.7% in 2007, mostly due to improved management and oversight of our noninterest-bearing accounts. Insurance commissions, fees, and premiums increased by 12.6% in 2007, because of an increase in profit sharing received from the insurance carriers based on loss experience. Other service charges and fees increased by 13.8%, primarily due to increases in checkcard income and retail investment income. Trust Department income increased by 9.3%, because of higher asset balances under management. Mortgage loan fees increased by 92.9%, as a result of our recent restructuring of the division and the expanding of our mortgage operations into our newer markets. Other noninterest income decreased significantly in 2007. This decline is mostly due to the following items included in 2006 noninterest income: 1) a $488,000 gain on the sale of our credit card portfolio; 2) a $215,000 increase in earnings from our investment in a low income housing partnership; and 3) $842,000 in gains on early extinguishment of debt related to prepayments on certain Federal Home Loan Bank (“FHLB”) borrowings. Changes in other accounts were not individually material.

We recognized $17,000 in net securities losses during 2007, compared with $66,000 in net securities gains during 2006. During the first quarter of 2007, we recognized a $5.1 million impairment loss on certain CMOs and mortgage-backed securities. Those securities were sold in early April and the proceeds reinvested in agency securities. During the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock. Those securities were sold in the fourth quarter of 2006 for amounts approximating their fair values.

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

Service charges on deposit accounts increased by 11.6%, mostly due to improved management and oversight of our noninterest-bearing accounts. Other service charges and fees increased by 18.2%, primarily due to increases in official check income, checkcard income, and retail investment income. Other noninterest income increased by 72.6% in 2006. This increase is mostly due to the following items included in 2006 other noninterest income: 1) a $488,000 gain on the sale of our credit card portfolio; 2) a $215,000 increase in earnings from our investment in a low income housing partnership; and 3) $842,000 in gains on early extinguishment of debt related to prepayments on certain FHLB borrowings. Also, 2005 other noninterest income includes an $837,000 gain related to our interest in the Pulse card-clearing network, which was sold during the first quarter. Changes in other accounts were not individually material.

We recognized $66,000 in net securities gains during 2006, compared with net gains of $159,000 in 2005. In addition, during the third quarter of 2006, we recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock. Those securities were sold in the fourth quarter of 2006 for amounts approximating their fair values.

Noninterest expense represents ordinary overhead expenses. These expenses increased from $49.7 million in 2006 to $54.0 million in 2007. The following table shows the detailed changes in the major categories of noninterest expense between 2007 and 2006:

(In thousands)	2007	2006	Change
Salaries	$25,351	$23,010	$2,341
Employee benefits	5,356	5,756	(400)
Net occupancy	4,367	3,314	1,053
Furniture and equipment	4,005	3,501	504
Communications	1,272	1,128	144
Data processing	1,736	1,676	60
Advertising	820	969	(149)
Professional fees	1,712	1,476	236
Intangible amortization	1,328	1,144	184
Other	8,095	7,708	387

Total other expense	$54,042	$49,682	$4,360

The 10.2% increase in salaries can be attributed to three primary factors: 1) a full year of salaries related to the former SunCoast and Seasons branches acquired in 2006, 2) a full year of salaries related to branches opened in Memphis and Brentwood, Tennessee in 2006, and 3) salaries related to new branches in Hoover, Alabama and Franklin, Tennessee opened in 2007. For 2007, salaries related to the former SunCoast and Seasons branches increased by $1.7 million, salaries related to the new branches in Memphis and Brentwood increased by $275,000, and salaries expense for the new branches in Hoover and Franklin totaled $286,000. Exclusive of these items, our overall salaries expense remained virtually flat, as normal raises were offset by increased staffing efficiencies. However, employee benefits expense decreased by 6.9% in 2007, due primarily to pension costs associated with certain retirements in 2006.

The 31.8% increase in net occupancy expense and the 14.4% increase in furniture and equipment expense are mostly due to increased depreciation, facility rental, and equipment rental expenses associated with new branches opened in Hoover, Alabama, and Franklin, Tennessee, and a full year of expenses related to the newer branches in Memphis and Brentwood and the former SunCoast and Seasons branches. These branches accounted for $1.4 million of the $1.6 million increase in expense in these two categories from 2006 to 2007.

None of the changes in the other expense categories were considered to be individually material.

Noninterest expenses increased from $44.7 million in 2005 to $49.7 million in 2006. The following table shows the detailed changes in the major categories of noninterest expense between 2006 and 2005:

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

The 13.4% increase in salaries in 2006 and the 24.1% increase in employee benefits in 2006 can be attributed to three primary factors: 1) salaries and employee benefits related to the new de novo branches in Hoover, Alabama and Brentwood, Tennessee, 2) additional salaries and employee benefits related to the former SunCoast and Seasons branches, and 3) pension costs associated with certain scheduled retirements. Salaries and employee benefits expense for the de novo branches totaled $1,180,000 for 2006, salaries and employee benefits related to the former SunCoast and Seasons branches totaled $786,000 for 2006, and pension expense increased by $606,000 as a result of the scheduled retirements. Exclusive of these items, our overall salaries and employee benefits expense increased by approximately 5.1%, due mostly to normal raises and the addition of certain key staff positions.

The 12.0% increase in net occupancy expense in 2006 and the 8.9% increase in furniture and equipment expense in 2006 are mostly due to increased depreciation, facility rental, and equipment rental expenses associated with the de novo branches, the new branches opened in Memphis and the former SunCoast and Seasons branches. These added branches accounted for $504,000 of the $643,000 increase in expense from 2005 to 2006.

The 33.1% increase in advertising expense in 2006 is due to our market expansions, as well as additional system-wide promotional and public relations campaigns run during the year that included the promotion of the new Cadence Bank name.

None of the changes in the other expense categories were considered to be individually material.

Changes in our income tax expense in each year have generally paralleled changes in pre-tax income. Our effective tax rates were 24.7% in 2005, 26.0% in 2006, and 22.2% in 2007. These changes resulted primarily from the mix of income from tax-exempt investments and the percentage relationship of tax-exempt income to total pre-tax income. The alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax-exempt yields and our normal liquidity and balance sheet structure requirements limit our ability to reduce income tax expense by acquiring additional tax-free investments.

In summary, net income increased from $13.8 million, or $1.68 per diluted share, in 2005, to $14.2 million, or $1.37 per diluted share, in 2006, but declined to $9.8 million, or $0.82 per diluted share, in 2007.

The reduction in earnings per share in 2007 can be attributed to several factors, including: 1) the first quarter impairment loss of $5.1 million ($3.1 million after tax), or $0.26 per share, 2) the $6.5 million increase in our provision for loan losses ($4.0 million after tax), or $0.34 per share, and 3) the 15.4% increase in average weighted shares outstanding, resulting from the $50.2 million stock offering and shares issued in the SunCoast acquisition during 2006.

The reduction in earnings per share in 2006 was caused primarily by the additional shares issued with the stock offering and the SunCoast acquisition. Additionally, the diluted earnings per share for 2006 were impacted by the one-time impairment charge of $2.0 million ($1.3 million after taxes), or $0.12 per share. The impact of this charge was partially offset by the gain on early extinguishment of debt of $842,000 and the gain on the sale of our credit card loan portfolio of $488,000. These two items in 2006 equated to $1.3 million ($821,000 after taxes), or $0.08 per share.

FINANCIAL CONDITION

Our balance sheet showed an increase in total assets from $1.90 billion at December 31, 2006, to $1.98 billion at December 31, 2007. This was an increase in total assets of approximately $84.2 million, or 4.4%.

Cash and cash equivalents decreased from $83.5 million in 2006 to $52.4 million in 2007, a decrease of $31.1 million, or 37.3%. The investment securities portfolio decreased slightly from $448.6 million in 2006 to $443.1 million in 2007, a decrease of $5.5 million, or 1.2%. The declines in cash and securities in 2007 as compared to 2006 were used to partially fund our loan growth.

The loan portfolio grew from $1.2 billion at the end of 2006 to $1.3 billion at December 31, 2007. The increase during 2007 was $114.9 million, or 9.4%. This growth originated in our Alabama, Tennessee, and Florida markets.

During 2007, the allowance for loan losses increased by $2.7 million, or 22.0%, from $12.2 million to $14.9 million. We have tightened our underwriting standards for certain segments based on recent changes in market conditions. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the allowance for loan losses for the three-year period ended December 31, 2007.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio. Classified assets included graded loans (loans exhibiting some form of weakness), other real estate owned, and repossessed assets.

	Year Ended 12/31/07	Year Ended 12/31/06
Non-performing loans as a percentage of total loans	0.68%	0.22%
Non-performing assets as a percentage of total loans	1.49%	0.61%
Allowance for loan losses as a percentage of non-performing loans	163.36%	444.95%
Allowance for loan losses as a percentage of total loans	1.12%	1.00%
Classified assets as a percentage of average capital	25.92%	16.67%
Classified loans as a percentage of total loans	2.91%	1.81%
Net charge-offs as a percentage of average net loans outstanding	0.42%	0.19%

Based on the evaluations described earlier and the information above, the allowances for loan losses at the end of 2007 and 2006 were deemed adequate to cover exposure in our loan portfolio.

The liability side of the balance sheet increased from $1.71 billion at December 31, 2006 to $1.79 billion at December 31, 2007, an increase of $81.1 million, or 4.7%.

During 2007, deposits declined by $35.0 million, or 2.4%, to $1.43 billion. The decrease resulted from a $28.3 million, or 2.2%, decrease in interest-bearing deposits, and a $6.6 million, or 3.7%, decrease in non-interest bearing deposits. Federal funds purchased and securities sold under agreements to repurchase increased by $26.2 million, or 32.4%, from $80.8 million to $107.1 million. Also during 2007, FHLB advances increased by $99.0 million, or 89.5%.

The changes in liability mix occurred because during much of 2007, retail deposits, specifically certificates of deposit (“CDs”), were costing 25 to 50 basis points more than wholesale funds. As a result, management decided to allow the single service retail CDs to leave the bank and to replace them with cheaper wholesale funding. Our objective is to fund loan growth with the proper mix of retail and wholesale funding that will maximize net interest income and yet maintain our core deposits at the appropriate level.

The $6.2 million decrease in subordinated debentures between 2006 and 2007 is due to the redemption of the trust preferred securities issued by Enterprise (TN) Statutory Trust I, a Connecticut business trust of which we are the sole shareholder. This trust was dissolved in January 2008.

CAPITAL RESOURCES AND SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $191.3 million as of December 31, 2006 to $194.4 million as of December 31, 2007. During 2007, we earned net income of $9.8 million and declared approximately $11.9 million in dividends. Accumulated other comprehensive income improved from an unrealized loss of $6.7 million in 2006 to an unrealized loss of $1.6 million in 2007. The positive difference between 2006 and 2007 in accumulated other comprehensive income included a $5.3 million increase in the market value of the available-for-sale portion of our investment securities portfolio, a $268,000 adjustment to our pension liability, in accordance with FASB Statement No. 158, and a $63,000 unrealized gain on interest rate swaps during 2007.

The capital to asset ratio decreased from 10.1% at December 31, 2006 to 9.8% at December 31, 2007. Peer organizations are traditionally in the 8.0% to 8.5% range.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered “well-capitalized.” As of December 31, 2007, we maintained a leverage ratio of 8.0%, significantly exceeding the ratio required for a “well-capitalized” institution.

Regulatory authorities also evaluate a financial institution’s capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a “well-capitalized” financial institution is required to have a Tier 1 risk-based capital ratio (excludes allowance for loan losses) of 6.0% and a total risk-based capital ratio (includes allowance for loan losses) of 10.0%. At the end of 2007, we had a Tier 1 risk-based capital ratio of 10.2% and a total risk-based capital ratio of 11.2%.

Dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At December 31, 2007, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $4.4 million, plus earnings to be generated in 2008.

LIQUIDITY, INFLATION AND ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We have not experienced any problems with liquidity during 2007 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $114.9 million increase in loans and a $35.0 million decrease in deposits in 2007 from 2006, our loan/deposit ratio increased from 83.7% in 2006 to 93.8% in 2007. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When we include these sources of funding with deposits, our loans to total funding ratio increased from 73.9% in 2006 to 76.7% in 2007. Management’s target loans to deposits ratio is in the range of 85-95%, and our goal is to limit wholesale funding to no more than 20% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $30.8 million and $48.7 million at December 31, 2006 and 2007, respectively. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

In September 2007, we entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.255% and a forty-two month term. The transaction has a quarterly call option after one year.

In December 2006, we entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.49% and a three-year term. The transaction has a quarterly call option after one year.

We believe that normal earnings and other traditional sources of cash flow, along with additional FHLB borrowings, if necessary, will provide the cash to allow us to meet our obligations with no adverse effect on liquidity. At December 31, 2007, we had the ability to borrow approximately $177.8 million from the FHLB under the blanket line, a $24.1 million available line of credit from the Federal Reserve, and other unused short-term borrowing lines (federal funds purchased lines) of approximately $108.0 million from upstream correspondent banks. As of December 31, 2007, we had $209.7 million in outstanding FHLB borrowings.

In December 2007, we extended a secured line of credit with an upstream correspondent that provides us access to borrow up to $30.0 million. These borrowings may be used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions do not exceed $15.0 million. The term of the line of credit is two years. Interest on each borrowing will be paid at the lender’s base rate or at LIBOR, plus 1.25% annually. We also pay a commitment fee, accruing at the annual rate of 0.15%, on the daily amount of the unused commitment. Borrowings are contingent on our ability to maintain various operational and financial covenants. We have pledged 605,000 shares of Cadence Bank stock as collateral for these borrowings and additionally have agreed that such pledged shares will have a minimum book value of $75.0 million.

We have no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Our stock repurchase plan gives management the authority, at its discretion, to purchase 500,000 additional shares of our common stock. If purchased at the year-end closing price of $14.59, this purchase would require approximately $7.3 million. Any purchases under this program will be made over an unknown period of time, and the necessary funds will be provided from internal sources. Under regulations controlling financial holding companies and national banks, Cadence is limited in the amount it can lend to the Corporation, and such loans are required to be on a fully secured basis. At December 31, 2007, there were no loans between Cadence and the Corporation.

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

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Asset/Liability Management Committee evaluates and analyzes our pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The Committee uses simulation modeling as a guide for decision-making and to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. As of December 31, 2007, our balance sheet reflected approximately $4.9 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 0.25% of our total assets and indicates that we have achieved a basically neutral rate sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will continue to trend downward during 2008 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then Cadence’s earnings will be less than predicted.

Because of our neutral rate sensitive position, we do not believe that inflation has a significant impact on our financial results. We maintained a consistent and disciplined asset/liability management policy during 2007 focusing on interest rate risk and sensitivity.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

During 2006, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of December 31, 2007, we had one outstanding swap with a notional amount of $10.0 million, an original maturity of twenty-four months, and a rate of 8.01%. This transaction was initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more consistent cash flow from interest earned by our prime based lending portfolio.

This transaction is a cash flow hedge as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was accounted for in accordance with the provisions of that Statement. As required by FASB Statement No. 133, we measured the effectiveness of the transaction as of December 31, 2007 and determined that it remained “highly effective,” as defined by the Statement.

The following table shows our contractual obligations as of December 31, 2007:

(In thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
FHLB advances	$209,690	$196,334	$11,515	$1,841	$—
Subordinated debentures	30,928	—	—	—	30,928
Operating leases	12,066	1,573	2,348	1,571	6,574
Federal funds purchased and securities sold under agreements to repurchase	107,060	57,060	50,000	—	—
Other borrowings	1,081	1,081	—	—	—

Total contractual obligations	$360,825	$256,048	$63,863	$3,412	$37,502

The following table shows our other commercial commitments as of December 31, 2007:

(In thousands)	Total	Expires in less than 1 year	Expires in 1-3 years	Expires in 3-5 years	Expires after 5 years
Lines of credit (unfunded commitments)	$357,541	$190,178	$97,618	$18,074	$51,671
Standby letters of credit	23,904	18,835	460	4,609	—

Total commercial commitments	$381,445	$209,013	$98,078	$22,683	$51,671

MARKET INFORMATION

Effective December 28, 2006, our stock was listed on the NASDAQ and is traded under the symbol CADE. Prior to that date, our stock was listed on the American Stock Exchange (“AMEX”) and was traded under the symbol NBY. Registrar and Transfer Company acts as our transfer agent. The following table sets forth, for the periods indicated, the range of sales prices of our common stock as reported on NASDAQ and AMEX for 2006 and 2007 and the dividends declared for each period.

YEAR	QUARTER	HIGH	LOW	CASH DIVIDEND DECLARED PER QUARTER
2006	First	$25.14	$22.79	$0.25
	Second	23.48	19.57	0.25
	Third	22.26	19.90	0.25
	Fourth	22.57	20.00	0.25
2007	First	$23.00	$19.88	$0.25
	Second	20.48	18.92	0.25
	Third	20.35	16.62	0.25
	Fourth	20.48	14.25	0.25

We have paid cash dividends on our common stock since our inception. We currently estimate that dividends in 2008 will approximate $1.00 per share.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of our investment portfolio as held for trading. In 2006, we entered into five floating to fixed interest rate swaps to hedge a portion of our floating rate prime based lending portfolio. One of these hedges remains outstanding at December 31, 2007. The transactions are cash flow hedges as defined by FASB Statement No. 133 and are accounted for under the provisions of such Statement. These transactions are in line with our asset/liability strategy and were entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. As we continue to enhance our asset/liability management, we will continue to look for opportunities to protect the Corporation from unexpected changes in interest rates. We have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

	($ In Thousands) December 31, 2007 Interest Sensitive Within (Cumulative)
	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$771,865	$958,877	$1,296,066	$1,337,847
Investment and mortgage-backed securities	135,844	205,964	365,401	443,091
Federal funds sold and other	6,282	24,640	24,640	24,640

	$913,991	$1,189,481	$1,686,107	$1,805,578

Interest-bearing liabilities:
Deposits	$547,763	$898,355	$1,335,842	$1,425,566
Borrowed funds	278,918	286,210	348,758	348,758

	$826,681	$1,184,565	$1,684,600	$1,774,324

Sensitivity gap:
Dollar amount	$87,310	$4,916	$1,507	$31,254
Percent of total interest-earning assets	9.55%	0.41%	0.09%	1.73%

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

At December 31, 2007, total interest-earning assets maturing or repricing within one year were more than interest-bearing liabilities maturing or repricing within the same time period by approximately $4.9 million (cumulative), representing a positive cumulative one-year gap of 0.41% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

Banking regulators have issued advisories concerning the management of interest rate risk (“IRR”). The regulators consider effective interest rate management an essential component of safe and sound banking practices. To monitor our IRR, our interest rate management practices include (a) risk management, (b) risk monitoring and (c) risk control as described below.

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

Risk control consists of setting policies and parameters regarding interest rates and performing simulations based on trends and projections. Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The December 2007 model reflects net interest income under this scenario increasing by 1.55% with a 200 basis point upward shock of rates and decreasing 0.01% if rates are shocked down 200 basis points. At December 31, 2007, a 200 basis point immediate increase in interest rates would have resulted in a 0.92% increase in market value of equity, and a 200 basis point instant decrease would have resulted in a 7.97% decrease in market value of equity. At December 31, 2007, we are within policy on both of these tests, and management believed that changes in net interest income and market value of equity, as reflected in our models, were acceptable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

Cadence Financial Corporation

We have audited the accompanying consolidated balance sheets of Cadence Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited Cadence Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cadence Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadence Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cadence Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ T. E. Lott & Company

Columbus, Mississippi

March 13, 2008

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
	(In thousands)
ASSETS
Cash and due from banks	$36,729	$41,124
Interest-bearing deposits with banks	12,250	17,576
Federal funds sold	3,418	24,804

Total cash and cash equivalents	52,397	83,504

Securities available-for-sale	403,796	413,812
Securities held-to-maturity (estimated fair value of $23,957 in 2007 and $25,057 in 2006)	22,846	23,478
Other securities	16,449	11,290

Total securities	443,091	448,580

Loans	1,337,847	1,222,946
Less allowance for loan losses	(14,926)	(12,236)

Net loans	1,322,921	1,210,710

Interest receivable	13,200	12,345
Premises and equipment	35,908	32,535
Goodwill and other intangible assets	69,738	71,342
Other assets	46,900	40,932

Total Assets	$1,984,155	$1,899,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$171,403	$178,018
Interest-bearing deposits	1,254,163	1,282,505

Total deposits	1,425,566	1,460,523
Interest payable	4,632	6,880
Federal funds purchased and securities sold under agreements to repurchase	107,060	80,838
Subordinated debentures	30,928	37,114
Other borrowed funds	210,771	112,664
Other liabilities	10,828	10,664

Total liabilities	1,789,785	1,708,683

Shareholders’ equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2007 and 2006; issued 11,901,132 shares in 2007 and 11,888,932 shares in 2006	11,901	11,889
Surplus	93,251	93,122
Retained earnings	90,843	92,947
Accumulated other comprehensive income (loss)	(1,625)	(6,693)

Total shareholders’ equity	194,370	191,265

Total Liabilities and Shareholders’ Equity	$1,984,155	$1,899,948

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

	2007	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$99,591	$74,182	$53,035
Interest and dividends on securities:
Taxable	17,173	16,641	14,433
Tax-exempt	4,379	4,859	5,047
Other	970	1,312	669

Total interest income	122,113	96,994	73,184

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	18,838	13,902	7,960
Interest on other deposits	31,107	22,090	12,367
Interest on borrowed funds	14,900	10,520	7,643

Total interest expense	64,845	46,512	27,970

Net interest income	57,268	50,482	45,214
Provision for loan losses	8,130	1,656	2,128

Net interest income after provision for loan losses	49,138	48,826	43,086

OTHER INCOME
Service charges on deposit accounts	9,295	8,878	7,952
Insurance commissions, fees, and premiums	4,999	4,441	4,578
Other service charges and fees	3,337	2,933	2,481
Trust Department income	2,558	2,341	2,219
Mortgage loan fees	1,690	876	838
Securities gains (losses), net	(17)	66	159
Bank owned life insurance income	681	641	641
Impairment loss on securities	(5,097)	(2,025)	—
Other	39	1,842	1,067

Total other income	17,485	19,993	19,935

OTHER EXPENSE
Salaries	25,351	23,010	20,294
Employee benefits	5,356	5,756	4,640
Net occupancy	4,367	3,314	2,958
Furniture and equipment	4,005	3,501	3,214
Communications	1,272	1,128	981
Data processing	1,736	1,676	1,520
Advertising	820	969	728
Professional fees	1,712	1,476	1,286
Intangible amortization	1,328	1,144	1,275
Other	8,095	7,708	7,849

Total other expense	54,042	49,682	44,745

Income before income taxes	12,581	19,137	18,276
Income taxes	2,788	4,984	4,522

Net income	$9,793	$14,153	$13,754

Net income per share:
Basic	$0.82	$1.37	$1.68
Diluted	$0.82	$1.37	$1.68

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2005		$9,616	$53,729	$83,767	$(27,972)	$(4,374)	$114,766
Comprehensive income:
Net income for 2005	$13,754	—	—	13,754	—	—	13,754
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(3,786)	—	—	—	—	(3,786)	(3,786)

Comprehensive income	$9,968

Cash dividends declared, $.98 per share		—	—	(8,005)	—	—	(8,005)
Exercise of stock options		—	20	—	235	—	255

Balance, December 31, 2005		9,616	53,749	89,516	(27,737)	(8,160)	116,984
Comprehensive income:
Net income for 2006	$14,153	—	—	14,153	—	—	14,153
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	3,767	—	—	—	—	3,767	3,767
Net change in unrealized gains (losses) on derivative transactions	(41)	—	—	—	—	(41)	(41)

Comprehensive income	$17,879

Cash dividends declared, $1.00 per share		—	—	(10,722)	—	—	(10,722)
Net proceeds from equity offering		1,331	21,423	—	27,464	—	50,218
Acquisition of SunCoast Bancorp, Inc.		922	17,940	—	—	—	18,862
Issuance of performance shares		19	362	—	—	—	381
Unearned compensation relating to performance shares		—	(365)	—	—	—	(365)
Exercise of stock options		1	(25)	—	273	—	249
Tax benefit of stock options		—	38	—	—	—	38

Balance, December 31, 2006		11,889	93,122	92,947	—	(4,434)	193,524
SFAS 158 transition adjustment		—	—	—	—	(2,259)	(2,259)

Adjusted balance, December 31, 2006		$11,889	$93,122	$92,947	$—	$(6,693)	$191,265

(Continued)

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006 (brought forward)		$11,889	$93,122	$92,947	$—	$(6,693)	$191,265
Comprehensive income:
Net income for 2007	$9,793	—	—	9,793	—	—	9,793
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	5,273	—	—	—	—	5,273	5,273
Net change in unrealized gains (losses) on derivative transactions	63	—	—	—	—	63	63
Net change in pension liability	(268)	—	—	—	—	(268)	(268)

Comprehensive income	$14,861

Cash dividends declared, $1.00 per share		—	—	(11,897)	—	—	(11,897)
Net performance share activity		12	234	—	—	—	246
Unearned compensation relating to performance shares		—	(105)	—	—	—	(105)

Balance, December 31, 2007		$11,901	$93,251	$90,843	$—	$(1,625)	$194,370

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

YEARS ENDED DECEMBER 31,

(Amounts in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,793	$14,153	$13,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,565	4,104	4,548
Deferred income taxes	(2,424)	(1,350)	(163)
Provision for loan losses	8,130	1,656	2,128
Increase in cash value of life insurance, net	(681)	(641)	(661)
Securities amortization and accretion, net	698	1,524	2,044
FHLB discount accretion	—	(142)	(274)
Tax benefit of stock options	—	(38)	—
Net performance share activity	141	—	—
Loss (gain) on sale of securities, net	17	(66)	(159)
Impairment loss on securities	5,097	2,025	—
(Increase) decrease in interest receivable	(855)	(3,580)	(1,102)
(Increase) decrease in loans held for sale	909	(3,377)	2,284
(Increase) decrease in other assets	(6,131)	3,668	(275)
Increase (decrease) in interest payable	(2,248)	4,442	545
Increase (decrease) in other liabilities	(753)	195	2,133

Net cash provided by operating activities	16,258	22,573	24,802

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for acquisition	—	(28,369)	—
Purchases of securities available-for-sale	(308,303)	(98,306)	(63,132)
Purchases of other securities	(11,494)	(2,449)	(387)
Proceeds from sales of securities available-for-sale	6,738	29,278	23,345
Proceeds from sales of securities held-to-maturity	—	—	3,066
Proceeds from sales of securities held-for-trading	161,391	—	—
Proceeds from redemption of other securities	6,336	2,730	—
Proceeds from maturities and calls of securities available-for-sale	145,443	76,032	51,067
Proceeds from maturities and calls of securities held-to-maturity	704	315	1,750
Proceeds from maturities and calls of securities held-for-trading	7,069	—	—
(Increase) decrease in loans	(121,250)	(157,760)	(38,095)
(Additions) disposal of premises and equipment	(6,205)	(7,659)	(2,893)

Net cash provided by (used in) investing activities	(119,571)	(186,188)	(25,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(34,957)	128,665	5,311
Dividends paid on common stock	(11,897)	(12,766)	(7,921)
Net change in federal funds purchased and securities sold under agreements to repurchase	26,222	22,267	31,772
Net change in short-term FHLB borrowings	128,972	57,000	—
Proceeds from long-term debt	—	40,000	10,000
Repayment of long-term debt	(36,134)	(81,674)	(45,245)
Exercise of stock options	—	249	255
Tax benefit of stock options	—	38	—
Net proceeds from equity offering	—	50,218	—

Net cash provided by (used in) financing activities	72,206	203,997	(5,828)

Net increase (decrease) in cash and cash equivalents	(31,107)	40,382	(6,305)
Cash and cash equivalents at beginning of year	83,504	43,122	49,427

Cash and cash equivalents at end of year	$52,397	$83,504	$43,122

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

Significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior years have been reclassified to conform with the 2007 presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

2. Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in Cadence, its subsidiary bank. Cadence operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency. Cadence provides full banking services in five southeastern states as follows: the north central region of Mississippi; the Tuscaloosa and Hoover (Birmingham MSA), Alabama market areas; the Memphis, Tennessee market area; the Brentwood and Franklin (Nashville MSA), Tennessee market area; the Sarasota (Sarasota-Bradenton-Venice MSA), Florida market area; and the cities of Blairsville and Blue Ridge in northeast Georgia.

The Corporation acquired SunCoast Bancorp, Inc. (“SunCoast”), the parent company of SunCoast Bank, in August 2006. Also, the Corporation acquired Seasons Bancshares, Inc. (“Seasons”), the parent company of Seasons Bank, in November 2006. Both SunCoast and Seasons were merged into the Corporation, and SunCoast Bank and Seasons Bank were merged into Cadence.

Enterprise is an inactive subsidiary of the Corporation. GCM operates insurance agencies in Cadence’s Mississippi market area. NBC Insurance Services of Alabama, Inc., sells annuity contracts in Alabama. The primary asset of NBC Service Corporation is its investment in CNIC, a wholly owned life insurance company.

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

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2007 and 2006.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of required investments in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank.

Derivative Instruments

Derivative instruments are accounted for under the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 2006, the Corporation had a structured repurchase transaction with an embedded floor, which was accounted for as an embedded derivative.

In 2006, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. The transactions are cash flow hedges as defined by FASB Statement No. 133 and are accounted for under the provisions of the Statement. As of December 31, 2007, one swap remained outstanding, with a total notional amount of $10 million, an original maturity of twenty-four months, and a rate of 8.01%. The effectiveness of the transaction was tested as of December 31, 2007, in accordance with FASB Statement No. 133, and management determined as of that date, the transaction remained “highly effective,” as defined by the Statement. For the years ended December 31, 2007 and 2006, $63,000 and ($41,000), respectively, were recorded as adjustments to accumulated other comprehensive income for the change in fair value of these transactions.

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

Fees on mortgage loans sold individually in the secondary market, including origination fees, service release premiums, processing and administrative fees, and application fees, are recognized as other income in the period in which the loans are sold. These loans are underwritten to the standards of upstream correspondents and are not held on the Corporation’s consolidated balance sheets.

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

On January 1, 2001, the Corporation and its subsidiaries adopted a defined contribution profit sharing plan. Employer contributions are made annually equal to 3% of each participant’s base pay. Participant accounts are 100% vested upon completion of five years of service. Effective January 1, 2008, the plan was frozen, and employees hired subsequent to December 31, 2007 are not eligible to participate. Current participant accounts will continue to share in the earnings of the plan, and the accounts will be available to participants at retirement in accordance with the plan documents.

The Corporation and its subsidiaries provide a deferred compensation arrangement (401(k)) plan whereby employees contribute a percentage of their compensation. Prior to January 1, 2008, the plan provided for matching contributions of fifty percent of employee contributions of six percent or less for employees with less than twenty years of service. For employees with service of twenty years or more, the matching contribution was seventy-five percent of employee contributions of six percent or less. Effective January 1, 2008, the plan provides for a 100% match of employee contributions up to six percent of employee compensation, and the matching contributions are immediately vested at 100%.

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

The Corporation provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their annual compensation. The Corporation may, but is not obligated to contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Corporation’s insolvency. The Corporation made no contributions to this plan in 2005, 2006 or 2007.

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

15. Stock Options/Performance Share Grants

Effective January 1, 2006, the Corporation adopted FASB Statement No. 123(R), “Share-Based Payment.” This Statement requires that the fair value of equity instruments exchanged for employee service (as determined on the grant date of the award) be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period are recognized as compensation cost over that period. The Statement’s provisions are applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. The adoption of Statement No. 123(R) did not significantly impact the Corporation’s financial statements for the years ended December 31, 2007 and 2006, as all outstanding options were vested as of December 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions to options granted under the Corporation’s stock option plans for the year ended December 31, 2005:

(In thousands, except per share data)	Year Ended December 31, 2005
Net income as reported	$13,754
Deduct stock-based compensation expense determined under fair value based method	369

Pro forma net income	$13,385

Basic net income per share as reported	$1.68
Pro forma basic net income per share	1.64
Diluted net income per share as reported	1.68
Pro forma diluted net income per share	1.64

The estimated fair value of the options granted under the stock option plan during the year ended December 31, 2005 was computed using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 3.75%, expected volatility of 31%, risk-free interest rate of 4.48%, and expected life of 8 years. See Note L of these Consolidated Financial Statements for additional information concerning the current status of the Corporation’s stock options.

During 2006, the shareholders of the Corporation adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. During 2006 and 2007, the Committee granted performance shares to certain officers. These shares are being accounted for under FASB Statement No. 123(R) and compensation expense is being recognized over the requisite service period based upon the fair market value of the shares at grant date. See Note L of these Consolidated Financial Statements for additional information concerning performance shares.

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

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Basic Net Income Per Share
Weighted average common shares outstanding	11,896	10,323	8,166

Net income	$9,793	$14,153	$13,754

Basic net income per share	$0.82	$1.37	$1.68

Diluted Net Income Per Share
Weighted average common shares outstanding	11,896	10,323	8,166
Net effect of weighted average outstanding but unearned performance shares	17	—	—
Net effect of the assumed exercise of stock options based on the treasury stock method	2	6	16

Total weighted average common shares and common stock equivalents outstanding	11,915	10,329	8,182

Net income	$9,793	$14,153	$13,754

Diluted net income per share	$0.82	$1.37	$1.68

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

20. Recent Accounting Pronouncements

In September 2006, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the terms of an endorsement arrangement, an employer owns and controls a policy that will provide future postretirement benefits to an employee. EITF Issue No. 06-4 requires that a liability be recognized for the postretirement benefit obligation, together with related postretirement benefit expense, based on the substantive agreement with the employee. This Issue is effective for the first interim reporting period beginning after December 15, 2007, with the guidance applied using either a retrospective approach or a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As of January 1, 2008, the Corporation will record a cumulative-effect debit adjustment to retained earnings of approximately $368,000 related to the adoption of EITF Issue No. 06-4. Related postretirement benefit expense will be recorded monthly thereafter.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings,” which states the Staff’s view that expected net future cash flows from servicing a loan should be included in the fair value of a loan commitment when it qualifies for derivative accounting under FASB Statement No. 133. Also, internally developed intangible assets such as customer relationship intangibles should not be recorded as part of the fair value of a loan commitment. The Staff’s views included in SAB No. 109 should be applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Because Cadence does not conduct servicing activities for loans after they are sold, SAB No. 109 will not impact the Corporation’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations,” which will replace FASB Statement No. 141. FASB Statement No. 141(R) requires the acquirer in a business combination to recognize assets acquired and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. FASB Statement No. 141(R) is effective for business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, with early application prohibited.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Business Combinations,” which clarifies that a noncontrolling interest (previously referred to as minority interest) should be reported as a component of equity in consolidated financial statements. FASB Statement No. 160 is effective for interim periods and fiscal years beginning on or after December 15, 2008, with early adoption prohibited. As the Corporation has no noncontrolling interest, FASB Statement No. 160 will not impact the Corporation’s consolidated financial statements.

NOTE B - ACQUISITIONS

On November 14, 2006, the Corporation completed the acquisition of Seasons Bancshares, Inc. (“Seasons”), and its subsidiary bank, Seasons Bank, located in Blairsville, Georgia. The acquisition will allow the Corporation to expand its business into other Georgia markets. The acquisition was an all-cash transaction valued at approximately $17.6 million. As part of this total, option and warrant holders received the difference between the cash price and the exercise price of the options or warrants. Seasons’ assets and liabilities were recorded on the balance sheet at their respective market values as of the closing date.

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

On August 17, 2006, the Corporation completed the acquisition of SunCoast Bancorp, Inc. (“SunCoast”), and its subsidiary bank, SunCoast Bank, located in Sarasota and Manatee Counties, Florida. The acquisition will allow the Corporation to expand further into the markets of Tampa, Sarasota, and Naples, Florida. The acquisition was valued at approximately $35.9 million, of which 45% was paid in cash and 55% was paid in shares of the Corporation’s common stock. Option holders received the difference between the cash election price and the option price of their options, or an aggregate of approximately $1.0 million. SunCoast’s assets and liabilities were recorded on the balance sheet at their respective market values as of the closing date.

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

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2007 and 2006, follows:

	December 31, 2007
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$300	$—	$—	$300
Obligations of other U. S. government agencies	172,749	935	5	173,679
Obligations of states and municipal subdivisions	90,224	364	386	90,202
Mortgage-backed securities	137,221	971	412	137,780
Other securities	1,855	39	59	1,835

	$402,349	$2,309	$862	$403,796

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$22,846	$1,111	$—	$23,957

	December 31, 2006
Securities available-for-sale:
U. S. Treasury securities	$300	$—	$—	$300
Obligations of other U. S. government agencies	78,669	58	364	78,363
Obligations of states and municipal subdivisions	86,016	179	840	85,355
Mortgage-backed securities	254,390	268	6,466	248,192
Other securities	1,571	34	3	1,602

	$420,946	$539	$7,673	$413,812

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$23,478	$1,579	$—	$25,057

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2007 were as follows:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,979	$26,054	$205	$206
Due after one year through five years	156,069	156,803	145	146
Due after five years through ten years	38,016	38,094	2,871	2,977
Due after ten years	45,064	45,065	19,625	20,628
Mortgage-backed securities and other securities	137,221	137,780	—	—

	$402,349	$403,796	$22,846	$23,957

Gross gains of $124,000, $71,000, and $179,000, and gross losses of $141,000, $6,000, and $20,000, were realized on securities available-for-sale in 2007, 2006, and 2005, respectively.

The Corporation recognized a $5.1 million impairment loss in the first quarter of 2007 relating to certain collateralized mortgage obligations and mortgage-backed securities. These securities were sold early in the second quarter of 2007, and the proceeds were invested in agency securities.

During the third quarter of 2006, the Corporation recognized a $2.0 million other-than-temporary impairment charge relating to certain Fannie Mae and Freddie Mac preferred stock. Those securities were sold in the fourth quarter of 2006 for amounts approximating their fair values.

Securities with a carrying value of $316.2 million and $302.9 million at December 31, 2007 and 2006, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2007 and 2006, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2007
Obligations of other U.S. government agencies	$1,999	$1	$2,696	$4	$4,695	$5
Obligations of states and municipal subdivisions	1,434	6	39,924	380	41,358	386
Mortgage-backed securities	256	1	50,355	411	50,611	412
Other securities	1,032	55	59	4	1,091	59

	$4,721	$63	$93,034	$799	$97,755	$862

2006
Obligations of other U.S. government agencies	$14,809	$8	$37,421	$355	$52,230	$363
Obligations of states and municipal subdivisions	6,561	24	60,624	817	67,185	841
Mortgage-backed securities	1,234	1	221,990	6,465	223,224	6,466
Equity securities	94	3	—	—	94	3

	$22,698	$36	$320,035	$7,637	$342,733	$7,673

There were no securities classified as held-to-maturity with unrealized losses as of December 31, 2007 or 2006.

As of December 31, 2007, approximately 38% of the number of securities in the investment portfolio reflected an unrealized loss. Management does not believe any individual security with an unrealized loss as of December 31, 2007 is other-than-temporarily impaired, as discussed in more detail below:

Obligations of Other U.S. Government Agencies The unrealized losses on the Corporation’s investments in obligations of other U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

Obligations of States and Municipal Subdivisions The unrealized losses on the Corporation’s investments in obligations of states and municipal subdivisions were caused by interest rate increases. Because none of these investments have been downgraded by rating agencies and the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

Mortgage-Backed Securities The unrealized losses on the Corporation’s mortgage-backed securities were caused by interest rate increases. Contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Corporation’s investment, unless they have early prepayments that would place any unamortized premium at risk. The total amount of unamortized premium at December 31, 2007 is not material to the Corporation. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

Other Securities The unrealized losses on the Corporation’s investments in other securities relate to various mutual funds held in deferred compensation accounts. The amount of these securities and the related unrealized losses are not material and the Corporation has the ability and intent to hold the investments until a recovery of fair value; thus, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

NOTE D - LOANS

Loans outstanding include the following types:

	December 31,
(In thousands)	2007	2006
Commercial and industrial	$233,055	$232,338
Personal	34,702	36,325
Real estate:
Construction	281,391	211,220
Commercial real estate	573,387	515,029
Real estate secured by residential properties	130,432	144,691
Mortgage	35,392	43,557

Total real estate	1,020,602	914,497
Other	49,488	39,786

	1,337,847	1,222,946
Allowance for loan losses	(14,926)	(12,236)

	$1,322,921	$1,210,710

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of year	$12,236	$9,312	$10,914
Allowance of acquired entities	—	3,116	—

	12,236	12,428	10,914

Additions:
Provision for loan losses charged to operating expense	8,130	1,656	2,128
Recoveries of loans previously charged off	2,058	785	890

	10,188	2,441	3,018

Deductions:
Loans charged off	7,498	2,633	4,620

	7,498	2,633	4,620

Balance at end of year	$14,926	$12,236	$9,312

At December 31, 2007 and 2006, the recorded investment in loans considered to be impaired (as defined in FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”) totaled approximately $23.8 million and $13.6 million, respectively. The allowance for loan losses related to these loans approximated $4.4 million and $2.1 million at December 31, 2007 and 2006, respectively. The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006 was approximately $17.2 million and $10.3 million, respectively. For the years ended December 31, 2007 and 2006, the amount of income recognized on impaired loans was immaterial. At December 31, 2007 and 2006, nonaccrual loans amounted to approximately $3.6 million and $1.5 million, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $5.5 million and $1.3 million, respectively.

Generally, mortgage loans are originated in amounts up to 80% of the appraised value or selling price of the property. However, certain loans may allow the borrower to borrow more than 80% of the appraised value, often without buying private mortgage insurance, therefore subjecting the Corporation to greater credit risk. The amount of residential mortgage loans with loan-to-value ratios greater than 80% was approximately $3.2 million as of December 31, 2007 and 2006.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful Lives In Years	December 31,
(In thousands)		2007	2006
Premises:
Land	—	$10,524	$7,620
Buildings, construction and improvements	10 - 50	32,349	30,251

		42,873	37,871
Equipment	3 - 10	15,362	14,291

		58,235	52,162
Less accumulated depreciation and amortization		(22,327)	(19,627)

		$35,908	$32,535

The amount charged to operating expenses for depreciation was $2,832,000 for 2007, $2,410,000 for 2006, and $2,259,000 for 2005.

NOTE F - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2007 and 2006, was $383,229,000 and $400,620,000, respectively.

At December 31, 2007, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

Year	Amount
(In thousands)
2008	$641,283
2009	50,722
2010	18,136
2011	7,131
2012	4,732
Thereafter	1,534

NOTE G - BORROWED FUNDS

Federal funds purchased and securities sold under agreements to repurchase, excluding the term repurchase transaction discussed in the following paragraph, generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Corporation.

On September 26, 2007, the Corporation entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.255% and a forty-two month term. The transaction has a quarterly call option after one year.

On December 13, 2006, the Corporation entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.49% and a three-year term. The transaction has a quarterly call option after one year.

Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

($ In thousands)	2007	2006
Balance at year end	$107,060	$80,838
Average balance during the year	95,406	63,830
Average interest rate during the year	4.29%	4.17%
Maximum month-end balance during the year	$107,060	$80,838

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

With the 2004 acquisition of Enterprise, the Corporation assumed the liability for an additional $6.2 million in subordinated debentures issued to support TPSs. As a result, the Corporation became the sole shareholder of Enterprise (TN) Statutory Trust I, a Connecticut business trust. The TPSs were fully redeemed in December 2007, and the trust was dissolved in January 2008.

In accordance with FASB Interpretation No. 46R, neither of the above-referenced trusts are consolidated into the financial statements of the Corporation.

Other borrowed funds consisted of the following at December 31:

(In thousands)	2007	2006
FHLB advances	$209,690	$110,666
Treasury tax and loan note	1,081	1,998

	$210,771	$112,664

Advances due to the FHLB consist of both monthly amortized and term borrowings with maturity dates ranging from January 2008 through August 2012. Interest is payable monthly at rates ranging from 2.85% to 5.58%. Advances due to the FHLB are collateralized by FHLB stock and a blanket lien on first mortgage loans in the amount of the outstanding borrowings. FHLB advances available and unused at December 31, 2007, totaled $177.8 million. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2007, are as follows:

Year	Amount
(In thousands)
2008	$196,334
2009	7,853
2010	3,662
2011	1,308
2012	533
Thereafter	—

On December 16, 2007, the Corporation extended a revolving credit agreement (the “Agreement”) originally entered into in 2005 that provides the Corporation with access to borrow up to $30.0 million. These borrowings may be used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions do not exceed $15.0 million. Interest on each borrowing will be paid at the lender’s base rate or at LIBOR, plus 1.25% annually. The Corporation will also pay a commitment fee, accruing at the annual rate of 0.15%, on the daily amount of the unused commitment. Borrowings are contingent on the Corporation’s ability to maintain various operational and financial covenants. The Agreement expires on December 16, 2009. The Corporation has pledged 605,000 shares of Cadence stock as collateral for these borrowings and has covenanted to pledge shares with a minimum book value of $75.0 million. The Corporation had no outstanding borrowings under the Agreement as of December 31, 2007 or 2006.

NOTE H - OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities at December 31, 2007 and 2006, consisted of the following:

	December 31,
(In thousands)	2007	2006
Other assets:
Cash surrender value of life insurance	$22,755	$21,793
Deferred income tax benefits	6,640	7,169
Other real estate	10,678	4,561
Prepaid expenses and other	6,827	7,409

	$46,900	$40,932

Other liabilities:
Accrued expenses	$6,354	$7,610
Other	4,474	3,054

	$10,828	$10,664

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Net change in unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available-for-sale	$3,425	$4,141	$(5,972)
Reclassification adjustment for (gains) losses on securities available-for-sale	5,114	1,959	(159)

Net change in unrealized gains (losses) on securities available-for-sale before tax	8,539	6,100	(6,131)

Income tax:
Net unrealized gains (losses) on securities available-for-sale	(1,310)	(1,584)	2,284
Reclassification adjustment for (gains) losses on securities available-for-sale	(1,956)	(749)	61

Total income tax	(3,266)	(2,333)	2,345

Net change in unrealized gains (losses) on securities	$5,273	$3,767	$(3,786)

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions (2007—($1,956,000); 2006—($749,000); 2005—$61,000) was as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Current:
Federal	$4,872	$5,472	$3,873
State	340	862	812
Deferred (credits)	(2,424)	(1,350)	(163)

	$2,788	$4,984	$4,522

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Tax on income before income taxes	$4,405	$6,698	$6,397
Increase (decrease) resulting from:
Tax-exempt income	(1,829)	(1,943)	(2,100)
Nondeductible expenses	251	188	335
State income taxes, net of federal benefit	221	560	528
Tax credits	(291)	(432)	(678)
Other, net	31	(87)	40

	$2,788	$4,984	$4,522

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$5,709	$4,680
Unrealized loss on securities available-for-sale	—	2,733
Deferred compensation	1,416	1,304
Pension	408	198
Other	2,170	2,189

Total deferred tax assets	9,703	11,104

Deferred tax liabilities:
Premises and equipment	(186)	(145)
FHLB stock	(161)	(659)
Core deposit intangible premium	(1,089)	(1,899)
Unrealized gain on securities available-for-sale	(557)	—
Other	(1,070)	(1,232)

Total deferred tax liabilities	(3,063)	(3,935)

Net deferred tax asset	$6,640	$7,169

On January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Because the Corporation does not have tax positions that meet these requirements as of December 31, 2007, the adoption of FIN 48 did not impact its financial statements and did not require additional disclosure.

NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets at December 31:

(In thousands)	2007	2006
Core deposit intangible, net of accumulated amortization	$2,848	$4,092
Trademarks, net of accumulated amortization	24	24
Noncompete agreements, net of accumulated amortization	21	104

Total intangible assets	2,893	4,220

Goodwill	66,845	67,122

Total goodwill and intangible assets	$69,738	$71,342

The amortization expense relating to intangible assets was $1,328,000, $1,144,000, and $1,275,000 for 2007, 2006, and 2005, respectively.

Estimated intangible assets amortization expense for the next five years and thereafter is:

Year	Amount
(In thousands)
2008	$890
2009	619
2010	450
2011	333
2012	249
Thereafter	328

NOTE L - PERFORMANCE SHARES AND STOCK OPTIONS

The Corporation has one active Long Term Incentive Compensation Plan (the “LTIP”), administered by the Compensation Committee of the Board of Directors. Under the LTIP, 750,000 shares of common stock have been reserved for issuance to the Corporation’s eligible employees, as well as the directors and employees of certain of the Corporation’s affiliates. The form of share awards that may be awarded under the LTIP include the following: (i) incentive stock options under Section 422 of the Internal Revenue Code, as amended (the “Code”); (ii) non-statutory stock options not covered by Section 422 of the Code; (iii) stock appreciation rights, granting the recipient the right to receive an excess in the fair market value of shares of common stock over a specified exercise price; (iv) restricted stock, which will be non-transferable until it vests over time; (v) qualified performance-based incentives to employees who qualify as covered employees within the meaning of Section 162(m) of the Code; and (vi) performance shares, consisting of common stock, cash, or a combination of common stock and cash.

In 2006 and 2007, under the provisions of the LTIP, the Compensation Committee awarded performance shares of stock to certain eligible employees. The shares vest in equal amounts over a four-year period after they are earned.

A summary of the Corporation’s performance share activity for the years ended December 31, 2007 and 2006, follows:

	2007	2006
Shares outstanding, beginning of year	18,750	—
Shares granted	70,300	18,750
Shares forfeited	(53,600)	—

Shares outstanding, end of year	35,450	18,750

Shares earned, beginning of year	18,750	—
Shares earned	15,200	18,750
Shares forfeited	(3,000)	—

Shares earned, end of year	30,950	18,750

Shares unearned, end of year	4,500	—

Shares outstanding, end of year	35,450	18,750

Compensation expense for year	$148,928	$16,000

Prior to 2006, the Corporation had certain nonqualified stock option plans administered by the Compensation Committee. Employees eligible to receive incentives under these plans were those designated, individually or by groups or categories, by the Compensation Committee. The following grants were issued under these plans:

Grant Date	Number of Shares	Option Price
June 2001	112,000	$20.75
June 2002	117,868	$24.11
April 2004	139,187	$25.18
January 2005	16,300	$25.28

Initially under these plans, the options were to vest in equal amounts over a four-year period. However, during the third quarter of 2005, the Compensation Committee reviewed the Corporation’s stock option plans and the options outstanding. At the time of the review, all outstanding options that were not vested were out-of-the-money. This situation had existed for much of 2005. In the opinion of the Compensation Committee, the options were not achieving their intended purposes of incentive compensation and employee retention. As a result, the Compensation Committee recommended to the Board of Directors that all outstanding options be vested to avoid recognizing future expense for options that were not achieving their intended results, and the Board of Directors voted to vest all outstanding options, effective August 31, 2005.

In April of 2004, the Corporation exchanged its options for options that had been issued by Enterprise. As a result of this transaction, the Corporation issued 16,731 options at an exercise price of $16.14 per share and 22,308 options at an exercise price of $17.21 per share. All of these options became fully vested at the change of control and expire between 2010 and 2013. At December 31, 2007, 11,154 of the $16.14 options and 14,872 of the $17.21 options were outstanding and exercisable.

FASB 123(R) requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements; however, since all options were fully vested as of the effective date of this pronouncement, no expense was recognized in the income statement in 2006 or 2007.

A summary of the status of the Corporation’s stock option plans for the three years ended December 31, 2007 follows:

	2007		2006		2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	339,286	$23.07	374,263	$22.91	389,568	$22.83
Options granted	—	—	—	—	16,300	25.28
Options exercised	—	—	(14,513)	17.16	(11,200)	21.23
Options cancelled	(12,000)	24.65	(20,464)	24.33	(20,405)	24.18

Options outstanding, end of year	327,286	23.01	339,286	23.07	374,263	22.91

Options exercisable at end of year	327,286	23.01	339,286	23.07	374,263	22.91

Weighted average fair value of options granted during year	$—		$—		$6.78

The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price	Number Outstanding	Remaining Contractual Life In Years	Number Exercisable
$20.75	88,400	3.5	88,400
24.11	94,267	4.5	94,267
25.18	102,293	6.7	102,293
16.14	3,718	3.0	3,718
17.21	7,436	4.0	7,436
17.21	7,436	5.0	7,436
16.14	7,436	6.0	7,436
25.28	16,300	7.1	16,300

NOTE M - EMPLOYEE BENEFITS

The Corporation accounts for its defined benefit plan in accordance with FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires companies to recognize the funded status of a defined benefit plan (measured as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. FASB Statement No. 158 also requires companies to use their fiscal year-end as their plan measurement date. Although this requirement is not effective until fiscal years ending after December 15, 2008, this requirement will not impact the Corporation, as the measurement date currently used is the balance sheet date.

The following table sets forth the defined benefit plan’s funded status and amounts recognized in the Corporation’s consolidated financial statements at December 31, 2007 and 2006:

	December 31,
($ in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$12,147	$13,092
Service cost	638	591
Interest cost	691	703
Actuarial loss	354	329
Administrative expenses paid	(120)	(95)
Benefits paid	(848)	(97)
Plan change	348	—
Settlements	—	(2,376)

Benefit obligation at end of year	13,210	12,147

Change in plan assets:
Fair value of plan assets at beginning of year	11,631	12,050
Return on plan assets	879	1,148
Employer contributions	654	1,001
Administrative expenses paid	(120)	(95)
Benefits paid	(848)	(97)
Settlements	—	(2,376)

Fair value of plan assets at end of year	12,196	11,631

Funded status	$(1,014)	$(516)

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	5.75%
Compensation increase rate	4.00%	4.00%
Measurement date	12/31/2007	12/31/2006
Census date	1/1/2007	1/1/2006

	Years Ended December 31,
	2007	2006	2005
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost	$638	$591	$628
Interest cost	691	703	718
Expected return on plan assets	(831)	(832)	(816)
Amortization of prior service costs	(126)	(126)	(126)
Recognized net actuarial loss	346	381	402

Net periodic benefit cost	$718	$717	$806

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$(4,257)	$(4,297)
Prior service cost	165	638

	(4,092)	(3,659)
Tax effect	(1,565)	(1,400)

Net	$(2,527)	$(2,259)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

Amount
(In thousands)
Amortization of net actuarial loss	$287
Amortization of prior service cost	(93)

Total	$194

The accumulated benefit obligation for the defined benefit pension plan was $10.1 million and $9.3 million at December 31, 2007 and 2006, respectively.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	Amount
(In thousands)
2008	$2,255
2009	660
2010	1,087
2011	1,522
2012	1,226
2013-2017	6,761

Total	$13,511

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

The Corporation’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	Plan Assets at December 31,
	2007	2006
Asset Category
Equity securities	60%	54%
Debt securities	33%	31%
Cash and cash equivalents	7%	15%

Total	100%	100%

The primary investment objective of the Corporation’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested based upon a moderate growth asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. The assets are allocated in a target mix of 32% fixed income, 63% equity and 5% money market. The fixed income class is divided between a short-term government bond fund, a core fixed income bond fund, a high-yield bond fund and an international bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. This diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions and cash contributions by the Corporation, the target percentages may not be achieved at any one point in time. The asset category percentages shown for 2006 reflect a cash contribution made by the Corporation in mid-December in the amount of $1.0 million. This contribution was placed in an interest-bearing money market fund inside the plan’s trust and was invested according to the plan’s objective in January 2007.

The Employee Benefit Committee of the Corporation reviews annually the investments of the plan made throughout the year and approves and ratifies the investment model used for the upcoming year. The investments are managed by the Trust Division of the Corporation within the guidelines established by the Employee Benefit Committee. It is the intent of management and the Committee to give the investment managers flexibility within the overall parameters designated in the investment model selected by the Employee Benefit Committee for the plan.

Equity securities do not include common stock of the Corporation.

The Corporation has until September 15, 2009 to make any necessary cash contributions to the plan for 2008. There is no requirement to make a contribution by December 31, 2008. However, to maximize funding levels and to take advantage of certain tax benefits, the Corporation expects to deposit to the plan an amount ranging from the calculated minimum required contribution to the maximum deductible contribution by December 31, 2008. This amount is estimated to be approximately $330,000.

No contributions were made to the Corporation’s nonleveraged ESOP in each of the three years ended December 31, 2007. At December 31, 2007, the plan held 307,244 shares of the Corporation’s common stock. Contributions to the 401(k) plan amounted to $604,000 in 2007, $527,000 in 2006 and $472,000 in 2005. Expense for the defined contribution plan totaled $515,000 in 2007, $430,000 in 2006 and $443,000 in 2005.

The accrued liability for the supplemental retirement plan, accounted for under FASB Statement No. 87, approximates the projected benefit obligation; therefore, the adoption of FASB Statement No. 158 had no impact on this plan. The accrued liability for this plan was $1,843,000 and $1,770,000 at December 31, 2007 and 2006, respectively. The amounts recognized in compensation expense were $154,000, $144,000 and $164,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Projected benefit payments under the supplemental retirement plan are anticipated to be paid as follows:

Year	Amount
(In thousands)
2008	$191
2009	191
2010	191
2011	191
2012	189
2013-2017	481

Total	$1,434

The accrued liability for the index retirement and deferred compensation plans was $3,190,000 and $2,988,000 at December 31, 2007 and 2006, respectively. The amounts recognized in compensation expense were $29,000, $170,000, and $40,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE N - TREASURY STOCK

The Corporation had no shares held in treasury at December 31, 2007 and 2006.

In January 2006, the Corporation’s Board of Directors renewed the previously authorized stock repurchase plan that had expired. Under the renewed plan, the Corporation could repurchase up to 298,783 shares of its common stock in the secondary market. The Board of Directors approved a new stock repurchase plan in April 2007, which authorized the Corporation to repurchase up to 500,000 shares of its common stock through open market purchases, block trades, and negotiated private transactions. The Corporation did not repurchase any shares of its common stock in 2007 or 2006.

NOTE O - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2007 and 2006 is summarized as follows:

	December 31,
(In thousands)	2007	2006
Loans outstanding at beginning of year	$13,586	$14,196
New loans	21,920	8,967
Repayments	(21,540)	(9,577)

Loans outstanding at end of year	$13,966	$13,586

Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and shareholders.

NOTE P - REGULATORY MATTERS

Any dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the Comptroller of the Currency is limited to the current year’s net profits (as defined by the Comptroller of the Currency) and retained net profits of the two preceding years.

The Corporation and Cadence are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Cadence must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

To ensure capital adequacy, quantitative measures have been established by regulators that require the Corporation and Cadence to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-

weighted assets (as defined), and of Tier 1 capital to adjusted average total assets (leverage). Management believes, as of December 31, 2007, that the Corporation and Cadence exceed all capital adequacy requirements.

For 2007 and 2006, Cadence was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, and has a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Cadence Financial Corporation (Consolidated)		Cadence
($ In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total risk-based	$168,640	11.2%	$156,272	10.4%
Tier 1 risk-based	153,714	10.2%	141,346	9.4%
Tier 1 leverage	153,714	8.0%	141,346	7.4%
December 31, 2006:
Total risk-based	$172,612	12.5%	$152,744	11.1%
Tier 1 risk-based	160,357	11.7%	140,508	10.3%
Tier 1 leverage	160,357	9.2%	140,508	8.1%

The minimum amounts of capital and ratios as established by banking regulators are as follows:

December 31, 2007:
Total risk-based	$120,173	8.0%	$119,777	8.0%
Tier 1 risk-based	60,087	4.0%	59,889	4.0%
Tier 1 leverage	76,463	4.0%	76,001	4.0%
December 31, 2006:
Total risk-based	$110,115	8.0%	$109,663	8.0%
Tier 1 risk-based	55,058	4.0%	54,832	4.0%
Tier 1 leverage	69,897	4.0%	69,080	4.0%

The Corporation is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2007 and 2006, the required reserve balance on deposit with the Federal Reserve Bank was approximately $150,000 and $600,000, respectively.

NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at December 31, 2007 and 2006, is as follows:

	Contractual Amount December 31,
(In thousands)	2007	2006
Commitments to extend credit	$357,541	$359,271
Standby letters of credit	23,904	18,183

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2007, nor are any significant losses as a result of these transactions anticipated.

The Corporation leases various premises and equipment under operating leases. At December 31, 2007, future minimum rental commitments are as follows:

Year	Amount
(In thousands)
2008	$1,573
2009	1,401
2010	947
2011	824
2012	747
Thereafter	6,574

Rental expense for premises and equipment for the years ended December 31, 2007, 2006, and 2005, was $1,776,000, $1,069,000, and $818,000, respectively.

The Corporation is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the Corporation’s consolidated financial statements.

NOTE R - CONCENTRATIONS OF CREDIT

Most of the loans, commitments and letters of credit have been granted to customers in the Corporation’s market areas. Generally, such customers are also depositors. Investments in state and municipal securities also involve governmental entities within the Corporation’s market areas. The concentrations of credit by type of loan are set forth in Note D of these Consolidated Financial Statements. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.

NOTE S - SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash paid during the year for:
Interest	$67,093	$42,070	$27,425
Income taxes, net of refunds	7,064	6,890	1,555
Non-cash activities:
Transfers of loans to other real estate	8,979	1,079	637
Stock issued for acquisition	—	18,862	—

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

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities; however, as of December 31, 2007, quoted market prices were available for all securities. The fair value of other securities, which consist of FHLB stock and Federal Reserve Bank stock, is estimated to be the carrying value, which is par.

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

	December 31, 2007		December 31, 2006
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$52,397	$52,397	$83,504	$83,504
Securities available-for-sale	403,796	403,796	413,812	413,812
Securities held-to-maturity	22,846	23,957	23,478	25,057
Other securities	16,449	16,449	11,290	11,290
Loans	1,322,921	1,321,174	1,210,710	1,193,397
Liabilities:
Noninterest-bearing deposits	171,403	171,403	178,018	178,018
Interest-bearing deposits	1,254,163	1,247,841	1,282,505	1,259,292
Federal funds purchased and securities sold under agreements to repurchase	107,060	106,410	80,838	80,566
Subordinated debentures	30,928	30,928	37,114	37,114
FHLB and other borrowings	210,771	210,988	112,664	112,425

The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. As of December 31, 2007, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

The following table reflects assets measured at fair value on a recurring basis:

(In thousands)	Fair Value at December 31, 2007
Available-for-sale securities	$403,796

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets.

NOTE U - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2007 and 2006, and statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005, of Cadence Financial Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
(In thousands)	2007	2006
Assets
Cash and cash equivalents	$7,669	$8,309
Securities available-for-sale	3,730	10,486
Investment in and advances to subsidiaries	213,950	210,161
Other assets	1,596	1,475

	$226,945	$230,431

Liabilities and Shareholders’ Equity
Dividends payable and other liabilities	$1,647	$2,052
Subordinated debentures	30,928	37,114
Shareholders’ equity	194,370	191,265

	$226,945	$230,431

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2007	2006	2005
Dividends from subsidiaries	$11,897	$10,722	$9,006
Other	929	1,313	14

Total income	12,826	12,035	9,020
Total expense	3,539	3,601	2,660

Income before income taxes and equity in undistributed earnings of subsidiaries	9,287	8,434	6,360
Income tax benefit	998	875	1,025

Income before equity in undistributed earnings of subsidiaries	10,285	9,309	7,385
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends	(492)	4,844	6,369

Net income	$9,793	$14,153	$13,754

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$9,793	$14,153	$13,754
Equity in subsidiaries’ earnings (in excess of)less than dividends	492	(4,844)	(6,369)
Other, net	(10)	2,097	2,276

Net cash provided by operating activities	10,275	11,406	9,661

Cash Flows From (Used In) Investing Activities
Payments for investments in and advances to subsidiaries	(180)	(34,505)	—
Purchase of investments available-for-sale	(6,213)	(50,921)	—
Proceeds from sales and maturities of securities available-for-sale	13,128	41,000	—
Other, net	—	498	—

Net cash provided by (used in) investing activities	6,735	(43,928)	—

Cash Flows From (Used In) Financing Activities
Repayment of advances from subsidiaries	(6,000)	—	—
Dividends paid on common stock	(11,897)	(12,766)	(7,921)
Net proceeds from equity offering	—	50,218	—
Other, net	247	479	255

Net cash provided by (used in) financing activities	(17,650)	37,931	(7,666)

Net increase (decrease) in cash and cash equivalents	(640)	5,409	1,995
Cash and cash equivalents at beginning of year	8,309	2,900	905

Cash and cash equivalents at end of year	$7,669	$8,309	$2,900

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
2007
Total interest income	$29,465	$30,433	$31,276	$30,939
Total interest expense	15,766	16,093	16,636	16,350

Net interest income	13,699	14,340	14,640	14,589
Provision for loan losses	1,229	900	3,150	2,851

Net interest income after provision for loan losses	12,470	13,440	11,490	11,738
Total noninterest income, excluding securities gains (losses)	5,534	5,477	5,756	5,832
Securities gains (losses)	8	(140)	43	72
Impairment loss on securities	(5,097)	—	—	—
Total noninterest expenses	13,458	13,654	13,812	13,118
Income taxes	(646)	1,513	860	1,061

Net income	$103	$3,610	$2,617	$3,463

Per share:
Net income	$0.01	$0.30	$0.22	$0.29
Net income, diluted	0.01	0.30	0.22	0.29
Cash dividends declared	0.25	0.25	0.25	0.25
2006
Total interest income	$20,611	$22,388	$25,544	$28,451
Total interest expense	8,869	10,302	12,523	14,818

Net interest income	11,742	12,086	13,021	13,633
Provision for loan losses	401	827	(72)	500

Net interest income after provision for loan losses	11,341	11,259	13,093	13,133
Total noninterest income, excluding securities gains (losses)	4,743	5,377	5,811	6,021
Securities gains (losses)	2	17	2	45
Impairment loss on securities	—	—	(2,025)	—
Total noninterest expenses	11,634	11,834	12,660	13,554
Income taxes	1,202	1,325	1,111	1,346

Net income	$3,250	$3,494	$3,110	$4,299

Per share:
Net income	$0.40	$0.36	$0.27	$0.36
Net income, diluted	0.40	0.36	0.27	0.36
Cash dividends declared	0.25	0.25	0.25	0.25

NOTE W - EQUITY OFFERING

On May 12, 2006, the Corporation closed on a public offering of its common stock. As a result of this offering, 2.76 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $50.2 million. Some of these proceeds were used to fund the SunCoast and Seasons acquisitions, and the remainder was used for other general corporate purposes.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A-CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities and Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal controls over financial reporting as of December 31, 2007. This evaluation was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, has been audited by the Corporation’s independent registered public accounting firm.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Reference is made to the material under the captions, “Election of Directors,” in the Corporation’s proxy statement for its 2008 annual meeting, which is incorporated herein by reference, and “Executive Officers,” included in Part I, Item 1, of this report.

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

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the caption, “Executive Compensation,” in the Corporation’s proxy statement for its 2008 annual meeting, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the caption, “Stock Ownership of Directors, Officers, and Principal Shareholders,” in the Corporation’s proxy statement for its 2008 annual meeting, which is incorporated herein by reference.

The following table gives information about the common stock that may be issued upon the exercise of options under the Corporation’s existing equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,260	$25.21	714,550
Equity compensation plans not approved by security holders	280,026	$22.64	—

Note L to the Corporation’s Notes to Consolidated Financial Statements and the information contained under the caption, “Executive Compensation,” in the Corporation’s proxy statement to be mailed to shareholders in connection with the Corporation’s 2008 annual meeting of shareholders should also be read in connection with this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the caption, “Certain Relationships, Related Transactions and Indebtedness,” in the Corporation’s proxy statement for its 2008 annual meeting, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the caption, “Independent Public Accountants,” in the Corporation’s proxy statement for its 2008 annual meeting, which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of Cadence Financial Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2007:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2007 and 2006

Consolidated Statements of Income—Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows—Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

* 3.1	Articles of Incorporation of Cadence Financial Corporation

3.2	Bylaws of Cadence Financial Corporation (included as Exhibit 3.2 of Form 10-K filed March 14, 2007 and incorporated herein by reference).

4.1	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee (included as Exhibit 4 of Form 10-K filed March 11, 2004 and incorporated herein by reference).

** 10.1	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Lewis F. Mallory, Jr. (included as Exhibit 10.2 of Form 10-K filed March 14, 2007 and incorporated herein by reference).

** 10.2	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Mark A. Abernathy (included as Exhibit 10.3 of Form 10-K filed March 14, 2007 and incorporated herein by reference).

** 10.3	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Richard T. Haston (included as Exhibit 10.4 of Form 10-K filed March 14, 2007 and incorporated herein by reference).

** 10.4	NBC Capital Corporation 2005 Deferred Compensation Plan (included as Exhibit 10.1 of Form 8-K filed December 7, 2004 and incorporated herein by reference).

** 10.5	NBC Capital Corporation Long-Term Incentive Compensation Plan (included as Exhibit 10.1 of Form 10-Q filed August 8, 2007 and incorporated herein by reference).

14	Cadence Financial Corporation’s Code of Ethics is posted on the Corporation’s website.

* 21.1	Subsidiaries of the Corporation

* 23.1	Consent of Independent Registered Public Accounting Firm

* 31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

* 31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* 32.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

* 32.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

99.1	Revolving Credit Agreement dated December 16, 2005, between NBC Capital Corporation, as borrower, and SunTrust Bank, as lender (included as Exhibit 99.1 to Form 8-K filed December 19, 2005 and incorporated herein by reference).

99.2	Pledge Agreement dated as of December 16, 2005, between NBC Capital Corporation, as pledgor, and SunTrust Bank, as secured party (included as Exhibit 99.2 to Form 8-K filed December 19, 2005 and incorporated herein by reference).

* 99.3	Amendment to Revolving Credit Agreement dated December 16, 2007, between Cadence Financial Corporation, as borrower, and SunTrust Bank, as lender.
*	Filed herewith.
**	Indicates management contracts and compensatory plans and arrangements.

(b)	Exhibits

See exhibit index included in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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

/s/ Robert L. Calvert, III	/s/ James C. Galloway, Jr.
Robert L. Calvert, III Director	James C. Galloway, Jr. Director

/s/ Harry Stokes Smith	/s/ J. Nutie Dowdle
Harry Stokes Smith Director	J. Nutie Dowdle Director

/s/ James D. Graham	/s/ Sammy J. Smith
James D. Graham Director	Sammy J. Smith Director

/s/ Dan R. Lee	/s/ Robert S. Caldwell, Jr.
Dan R. Lee Director	Robert S. Caldwell, Jr. Director

Date: March 13, 2008