Form 10-Q
period 2008-03-31
CADENCE FINANCIAL CORP
filed 2008-05-08
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 11,904,132 shares as of March 31, 2008.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(Amounts in thousands, except per share data)	2008	2007
INTEREST INCOME
Interest and fees on loans	$23,045	$23,972
Interest and dividends on securities	5,440	5,178
Other interest income	124	315

Total interest income	28,609	29,465

INTEREST EXPENSE
Interest on deposits	10,665	12,735
Interest on borrowed funds	3,425	3,031

Total interest expense	14,090	15,766

Net interest income	14,519	13,699
Provision for loan losses	3,000	1,229

Net interest income after provision for loan losses	11,519	12,470

OTHER INCOME
Service charges on deposit accounts	2,137	2,153
Insurance commissions, fees and premiums	1,379	1,501
Trust Department income	564	612
Mortgage loan fees	360	343
Other income	1,360	925
Securities gains (losses), net	203	8
Impairment loss on securities	—	(5,097)

Total other income	6,003	445

OTHER EXPENSE
Salaries and employee benefits	7,967	7,776
Premises and fixed asset expense	1,996	2,048
Other expense	3,868	3,634

Total other expense	13,831	13,458

Income (loss) before income taxes	3,691	(543)
Income taxes	930	(646)

Net income	$2,761	$103

Net income per share:
Basic	$0.23	$0.01

Diluted	$0.23	$0.01

Dividends per common share	$0.25	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$43,869	$36,729
Interest-bearing deposits with banks	10,216	12,250
Federal funds sold and securities purchased under agreements to resell	2,356	3,418

Total cash and cash equivalents	56,441	52,397
Securities available-for-sale	401,659	403,796
Securities held-to-maturity (estimated fair value of $21,746 at March 31, 2008 and $23,957 at December 31, 2007)	20,557	22,846
Other securities	17,395	16,449

Total securities	439,611	443,091
Loans	1,363,800	1,337,847
Less: allowance for loan losses	(15,022)	(14,926)

Net loans	1,348,778	1,322,921
Interest receivable	11,323	13,200
Premises and equipment, net	35,301	35,908
Goodwill and other intangible assets	69,462	69,738
Other assets	48,934	46,900

Total Assets	$2,009,850	$1,984,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$181,776	$171,403
Interest-bearing deposits	1,214,763	1,254,163

Total deposits	1,396,539	1,425,566
Interest payable	3,335	4,632
Federal funds purchased and securities sold under agreements to repurchase	109,037	107,060
Subordinated debentures	30,928	30,928
Other borrowed funds	261,982	210,771
Other liabilities	10,872	10,828

Total liabilities	1,812,693	1,789,785

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2008 and 2007; issued 11,904,132 shares in 2008 and 11,901,132 shares in 2007	11,904	11,901
Surplus	93,291	93,251
Retained earnings	90,261	90,843
Accumulated other comprehensive income (loss)	1,701	(1,625)

Total shareholders’ equity	197,157	194,370

Total Liabilities and Shareholders’ Equity	$2,009,850	$1,984,155

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(Amounts in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,761	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,009	1,120
Deferred income taxes	386	(787)
Provision for loan losses	3,000	1,229
Net performance share activity	(100)	28
Loss (gain) on sale of securities, net	(203)	(8)
Impairment loss on securities	—	5,097
(Increase) decrease in interest receivable	1,877	1,189
(Increase) decrease in loans held for sale	(872)	(138)
(Increase) decrease in other assets	(4,187)	(1,426)
Increase (decrease) in interest payable	(1,297)	(1,007)
Increase (decrease) in other liabilities	(136)	(2,911)

Net cash provided by operating activities	2,238	2,489

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	120,375	22,212
Proceeds from sale of securities	203	9
Purchase of securities	(111,712)	(437)
(Increase) decrease in loans	(27,986)	(24,084)
(Additions) disposal of premises and equipment	(72)	(1,087)

Net cash used in investing activities	(19,192)	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(29,027)	(5,241)
Dividend paid on common stock	(2,976)	(2,974)
Net change in federal funds purchased and securities sold under agreements to repurchase	1,977	5,640
Net change in short-term FHLB borrowings	(25,093)	(7,000)
Proceeds from long-term debt	80,000	—
Repayment of long-term debt	(3,883)	(6,222)

Net cash provided by (used in) financing activities	20,998	(15,797)

Net increase (decrease) in cash and cash equivalents	4,044	(16,695)
Cash and cash equivalents at beginning of year	52,397	83,504

Cash and cash equivalents at end of period	$56,441	$66,809

Cash paid during the period for:
Interest	$15,387	$16,773

Income tax	$94	$241

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”) and Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, NBC Service Corporation (“Service”), a wholly-owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly-owned subsidiary of Service. All significant intercompany accounts and transactions have been eliminated.

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

Certain amounts reported in 2007 have been reclassified to conform with the 2008 presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

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

Note 1. Recently Issued Accounting Pronouncements

In September 2006, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the terms of an endorsement arrangement, an employer owns and controls a policy that will provide future postretirement benefits to an employee. EITF Issue No. 06-4 requires that a liability be recognized for the postretirement benefit expense, based on the substantive agreement with the employee. This Issue is effective for the first interim reporting period beginning after December 15, 2007, with the guidance applied using either a retrospective approach or a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As of January 1, 2008, the Corporation recorded a cumulative-effect debit adjustment to retained earnings of approximately $368,000 related to the adoption of EITF Issue No. 06-4. Related postretirement benefit expense will be recorded monthly thereafter.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. If impaired, the asset is written down to its estimated fair value. At March 31, 2008, the Corporation had approximately $66.8 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in Statement No. 142.

Other identifiable intangible assets consist primarily of the core deposit premium arising from acquisitions. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

Note 3. Performance Shares and Stock Options

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

In 2006, the Corporation’s shareholders adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. In 2007 and 2008, under the provisions of the Long-Term Incentive Compensation Plan, the Compensation Committee awarded performance shares of stock to certain eligible employees. The shares vest in equal amounts over a four-year period after they are earned.

As of March 31, 2008, a total of 111,500 performance shares are outstanding. Of those shares, 33,950 have been earned. For the quarters ended March 31, 2008 and 2007, compensation expense relating to performance shares totaled $66,000 and $26,000, respectively.

Note 4. Variable Interest Entities

Through a business trust subsidiary, the Corporation has issued $30.9 million in subordinated debentures that were used to support trust preferred securities. These debentures are the sole assets of the trust subsidiary. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the trust subsidiary is not consolidated into the financial statements of the Corporation.

Note 5. Comprehensive Income

The following table discloses comprehensive income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2008	2007
Net income	$2,761	$103
Net change in other comprehensive income (loss):
Realized (gains) losses included in net income	(125)	(5)
Impairment loss included in net income	—	3,147
Unrealized gains (losses) on securities	3,447	290
Unrealized gains (losses) on interest rate swaps	4	16

Net change in other comprehensive income (loss)	3,326	3,448

Comprehensive income	$6,087	$3,551

Accumulated other comprehensive income (loss) at beginning of period	$(1,625)	$(6,693)
Net change in other comprehensive income (loss)	3,326	3,448

Accumulated other comprehensive income (loss) at end of period	$1,701	$(3,245)

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2008	2007
Service cost	$233	$147
Interest cost	187	170
Expected return on assets	(205)	(210)
Net (gain)/loss recognition	83	77
Prior service cost amortization	(23)	(32)

Net periodic benefit cost/(income)	$275	$152

The expected rate of return for 2008 and 2007 was 7.5%.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the quarter ended March 31, 2008, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of March 31, 2008, approximately 8% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of March 31, 2008 is other-than-temporarily impaired.

Note 8. Derivative Instruments

In 2006, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. The transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they are accounted for under the provisions of that Statement. As of March 31, 2008, one swap remained outstanding, with a total notional amount of $10 million, an original maturity of twenty-four months, and a rate of 8.01%. The effectiveness of the transaction was tested as of March 31, 2008, in accordance with FASB Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by FASB Statement No. 133. For the quarter ended March 31, 2008 and 2007, $4,000 and $16,000, respectively, in unrealized gains (net of tax) were recorded as adjustments to accumulated other comprehensive income for the increase in fair value of these transactions.

Note 9. Fair Value

The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. As of that date, the Corporation elected the fair value option provisions of Statement No. 159 for certain investment securities. Subsequent to the original Form 10-Q filing for the quarter ended March 31, 2007, the Corporation rescinded its decision to apply Statement No. 159 to these securities. Consequently, the Corporation recognized an other-than-temporary impairment loss of $5.1 million for the first quarter of 2007 and reversed the cumulative effect adjustment to retained earnings as of January 1, 2007. The effect of the impairment charge and other related adjustments reduced net income by $3.6 million, or $0.30 per share, and increased retained earnings by $2.2 million, as of and for the quarter ended March 31, 2007. These adjustments were reflected in the Corporation’s Form 10-Q/A filed on July 25, 2007.

As of March 31, 2008, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

In accordance with the disclosure requirements of FASB Statement No. 157, the following table reflects assets measured at fair value on a recurring basis:

(In thousands)	Fair Value at March 31, 2008
Available-for-sale securities	$401,659

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the quarter ended March 31, 2008. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

For purposes of the following discussion and analysis of the Corporation’s financial condition and results of operations, the words the “Corporation,” “we,” “us” and “our” refer to the consolidated entities of Cadence Financial Corporation and Cadence, unless the context suggests otherwise.

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

For the first quarter of 2008, our net interest margin was 3.23%, compared to 3.26% for the same period of 2007. Our yield on earning assets declined during this period from 7.02% at March 31, 2007, to 6.36% at March 31, 2008. During this same period, our overall cost of funds declined from 4.26% to 3.53%. Our loan yields declined by 97 basis points as compared to the first quarter of 2007, due to the 300 basis point reduction in the Federal Funds rate over this period. Our loan portfolio is composed of approximately 62% variable rate loans and 38% fixed rate loans. Our average loan balances increased by approximately $108.8 million over this same period. During this period, management decided to depend more on wholesale funding sources to fund growth and not pay above market rates for retail deposits. This strategy resulted in our increasing average wholesale funding by approximately $133.6 million, while decreasing our average interest bearing deposits by $30.4 million. As a result, our cost of funds decreased by 73 basis points for the first quarter of 2008, as compared to the first quarter of 2007, and our margin only declined three basis points.

Our net interest margin for the first quarter of 2008 was flat when compared to the linked fourth quarter 2007 margin as Federal Funds rates declined 200 basis points during the quarter. As stated above, we followed the strategy of letting higher cost certificates of deposits (“CDs”) roll off as they matured and replaced them with less expensive short-term wholesale funds. As rates declined during the quarter, these funds repriced downward, and even though the yield on our average earning assets declined from 6.85% in the fourth quarter of 2007 to 6.36% for the first quarter of 2008, we were able to keep the margin unchanged for the quarter. During this period, we were able to decrease our cost of funds from 4.08% to 3.53%.

Our provision for loan losses was substantially higher in the first quarter of 2008 as compared to the first quarter of 2007, due primarily to downgrades on construction and development loans that added approximately $1.8 million to the provision for the first quarter of 2008. Our underwriting standards for certain segments have tightened based on recent changes in market conditions, and we believe that the current level of our allowance for loan losses is adequate as of March 31, 2008.

Noninterest income, exclusive of securities gains and losses, increased from $5.5 million for the first quarter of 2007 to $5.8 million for the first quarter of 2008, an increase of 4.7%. The growth of noninterest income continues to be an important part of our strategic goals.

Another goal of management in 2008 is to continue to control the level of noninterest expenses. During the first quarter of 2008, total noninterest expenses increased by $373,000, or 2.8%, from the same period of 2007, primarily resulting from slight increases in salaries and employee benefits.

For the first quarter of 2008, we reported net income of $2.8 million, or $.23 per share, compared to $103,000, or $.01 per share, for the first quarter of 2007. The net income for 2007 includes a $5.1 million ($3.1 million after tax) impairment loss recorded for certain investment securities.

We are continuing our efforts to grow loans and improve our margin. While loan growth is expected to slow in 2008 as compared to 2007, we believe that, based on the current state of the economy, we will still be able to achieve steady growth, primarily in our Tennessee, Alabama and Florida markets. The expansion or even maintenance of the margin, however, will be a more difficult objective to attain in the current interest rate environment. With the recent rate reductions by the Federal Reserve (200 basis points during the first quarter of 2008), our variable rate loans are repricing downward. However, the need for core deposits makes it very difficult to reduce the cost of these funds. There is strong competition for core deposits as all banks struggle to maintain this component of their funding. As we near the bottom of the rate cycle, we will be more aggressive in retaining and growing core deposits but at a lower rate than we would have had to pay over the past year. We will use these deposits to fund our growth and to reduce our dependence on wholesale funding.

Currently, we expect that interest rates will continue to decline at least through the second quarter of 2008. We expect growth to continue in our Tennessee, Alabama, and Florida markets; however, we expect this growth to occur more slowly in 2008. We based our 2008 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We continue to look for ways to grow noninterest income. The continued growth in the Memphis market, the expansion into the Birmingham and Nashville markets and our acquisitions of SunCoast in Florida and Seasons in Georgia have provided new customer bases for our other banking products and services.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our new market areas. Reducing our efficiency ratio remains a key objective.

The previously mentioned growth in assets, expansion of noninterest income, and control of noninterest expenses will all contribute to net income growth. Other areas of focus to accomplish this goal will be controlling the cost of funding that will be needed to support our earning assets and maintaining our level of credit quality. Funding is a challenging issue in the current environment as many banks continue to pay above market rates for retail deposits. This situation makes it very difficult to obtain the desired spread between loan yields and cost of funds. If the economy continues to slow or the real estate market continues to soften, credit quality could become a more significant issue. In management’s opinion, the current level of the allowance for loan losses is sufficient for the level of anticipated losses in our current loan portfolio. However, we have tightened our underwriting standards for certain segments based on recent changes in market conditions, in an effort to better control credit quality.

In summary, our primary objective in 2008 is to increase net income by improving our net interest margin, maintaining our credit quality, and controlling noninterest expenses.

Critical Accounting Policies

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements in our annual report contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in our annual report on Form 10-K for the year ended December 31,2007 and this Management’s Discussion and Analysis, is sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Provision/Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management after its evaluation of the risk exposure contained in our loan portfolio. Our senior credit officers and our loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value securing such loans. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following non-exclusive list of factors: historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. (These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate.) Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the period ended March 31, 2008, we identified the following three external risk factors: (1) declining general economic conditions; (2) increased risk associated with concentrations in commercial real estate; and (3) the overall portfolio impact of the slowdown trend in the real estate market. These external risk factors will be re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

Pension and Other Postretirement Benefit Plans

Another area that requires subjective and complex judgments is the liability and expense relating to our pension and other postretirement benefit plans. We maintain several benefit plans for our employees. They include a defined benefit pension plan, a defined contribution pension plan, a 401(k) plan and a deferred compensation plan. All contributions to these plans are made when due.

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

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. They consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the appropriate discount rate, management, with the assistance of actuarial consultants, performs an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities).

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

In the first quarter of 2007, we recognized a $5.1 million impairment loss relating to certain investment securities. As of March 31, 2008, our securities portfolio included certain securities that were impaired, by definition. We reviewed each of these securities to determine if any of the impairments were other-than-temporary. Using the criteria listed above, we determined that none of the impairments were other-than-temporary as of March 31, 2008.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with Statement No. 142 in October 2007 and concluded that no impairment writedown was warranted. At March 31, 2008, we had approximately $66.8 million of goodwill on our balance sheet.

Other Accounting/Regulatory Issues

In the normal course of business, Cadence makes loans to related parties, including our directors and executive officers and their relatives and affiliates. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, the loans are consistent with sound banking practices and within applicable regulatory and lending limitations. Please see Note O in the Notes to Consolidated Financial Statements included in our annual report for the year ended December 31, 2007 and our proxy statement for additional details concerning related party transactions.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits loans to executive officers. However, the rule does not apply to any loan made or maintained by an insured depository institution if the loan is subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans that Cadence makes to executive officers are subject to the above referenced section of the Federal Reserve Act.

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

Results of Operations

Net income for the first quarter of 2008 was $2.8 million, or $.23 per share, compared to $103,000, or $.01 per share, for the first quarter of 2007.

Net interest income, the primary source of our earnings, represents income generated from earning assets, less the interest expense of funding those assets. Net interest income for the first quarter of 2008 was $14.5 million, compared to $13.7 million for the first quarter of 2007, an increase of 6.0%.

For the first quarter of 2008, the net interest margin (net interest income divided by average earning assets) was 3.23%, compared to 3.26% for the first quarter of 2007. Our average earning assets increased by $107.4 million from the first quarter of 2007 to the first quarter of 2008. This increase is primarily due to the increase in our average loan balances, from $1.2 billion during the first quarter of 2007 to $1.3 billion during the first quarter of 2008. However, from the first quarter of 2007 to the first quarter of 2008, the yield on loans decreased from 7.85% to 6.88%. Our average interest-bearing liabilities increased by $103.2 million from the first quarter of 2007 to the first quarter of 2008. Average interest-bearing deposit balances decreased by $30.4 million during this period; however, the average balance of our other borrowings increased from $233.2 million during the first quarter of 2007 to $366.8 million during the first quarter of 2008. From the first quarter of 2007 to the first quarter of 2008, the cost of deposits decreased from 4.07% to 3.46%, and the cost of our other borrowings decreased from 5.27% to 3.76%. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $1.2 million for the first quarter of 2007 to $3.0 million for the first quarter of 2008. The majority of this increase was due to downgrades on construction and development loans that added approximately $1.8 million to the provision for loan losses for the first quarter of 2008.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic objectives to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and losses, increased by $266,000, or 4.8%, from the first quarter of 2007 to the first quarter of 2008. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$2,137	$2,153	$(16)
Insurance commissions, fees and premiums	1,379	1,501	(122)
Trust Department income	564	612	(48)
Mortgage loan fees	360	343	17
Other income	1,360	925	435

Total other income	$5,800	$5,534	$266

The increase in noninterest income resulted primarily from a $232,000 gain on the sale of an asset held by the Corporation and $110,000 in proceeds from the redemption of stock in VISA, owned by Cadence. Our service charges on deposit accounts, insurance commissions, fees and premiums, and Trust Department income declined slightly from the first quarter of 2007 to the first quarter of 2008. Service charges were affected by lower fee income on certain account types; insurance commissions, fees, and premiums were affected by lower profit sharing from insurance carriers; and Trust Department income was impacted by lower investment balances reflecting the downturn of the equity markets during the quarter.

We recognized $203,000 in securities gains during the first quarter of 2008, compared to $8,000 in gains during the first quarter of 2007. We also recognized a $5.1 million impairment loss on certain collateralized mortgage obligations and mortgage-backed securities during the first quarter of 2007, in connection with the rescission of our application of FASB Statement No. 159 to those securities.

Noninterest expense represents ordinary overhead expenses. These expenses increased by $373,000, or 2.8%, during the first quarter of 2008, compared with the first quarter of 2007. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2008	2007	Change
Salaries and employee benefits	$7,967	$7,776	$191
Premises and fixed asset expense	1,996	2,048	(52)
Other expense	3,868	3,634	234

Total other expense	$13,831	$13,458	$373

The $191,000, or 2.5%, increase in salaries and employee benefits was due primarily to a slight increase in salaries from normal annual raises and a 401(k) plan amendment that increased employer matching contributions to 100% of up to six percent of employee compensation, effective January 1, 2008. Other noninterest expenses increased by $234,000, or 6.4%, due primarily to increases in legal fees and advertising expense. The advertising expenses were incurred as the result of a general brand advertising campaign implemented in most of our markets during the first quarter of 2008.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 25.2% for the first quarter of 2008. The credit shown for the first quarter of 2007 results from excluding approximately $1.0 million in tax-exempt earnings, thereby increasing our taxable loss included in the tax calculation.

Financial Condition

During the first quarter of 2008, our total assets increased by $25.7 million, or 1.3%, and our loan portfolio increased by $26.0 million, or 1.9%. This loan growth originated in our Florida and Tennessee markets.

The allowance for loan losses as of March 31, 2008 was $15.0 million as compared to $14.9 million as of December 31, 2007 and $12.9 million as of March 31, 2007. We have tightened our underwriting standards for certain segments based on recent changes in market conditions.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio. Classified assets included loans ninety days or more past due, but still accruing interest, non-accrual loans, and other real estate owned.

	Quarter Ended 3/31/08	Year Ended 12/31/07	Quarter Ended 3/31/07
Non-performing loans as a percentage of total loans	1.00%	0.68%	0.91%
Non-performing assets as a percentage of total loans and other real estate owned	1.99%	1.47%	1.29%
Allowance for loan losses as a percentage of non-performing loans	109.91%	163.36%	114.02%
Allowance for loan losses as a percentage of total loans	1.10%	1.12%	1.04%
Classified assets as a percentage of average capital	29.46%	25.92%	17.77%
Classified loans as a percentage of total loans	3.16%	2.91%	2.34%
Net charge-offs as a percentage of average net loans outstanding	0.21%	0.42%	0.04%

Based on the evaluations described in the “Critical Accounting Policies” section on this document and the information above, the allowance for loan losses at March 31, 2008 was deemed adequate to cover exposure within our loan portfolio.

Our liabilities increased slightly from $1.79 billion at December 31, 2007 to $1.81 billion at March 31, 2008, an increase of $22.9 million, or 1.3%. During the first quarter of 2008, deposits declined by $29.0 million, or 2.0%. The decrease resulted from a $39.4 million, or 3.1%, decrease in interest-bearing deposits, primarily CDs, partially offset by a $10.4 million, or 6.1%, increase in noninterest-bearing deposits. Also during the quarter, Federal Home Loan Bank advances increased by $51.2 million, or 24.3%. The changes in liability mix occurred because we allowed some of our higher cost CDs to leave the bank and replaced them with cheaper short-term wholesale funding that would reprice more quickly during the quarter, when rates were reduced by 200 basis points. Our objective is to fund loan growth with the proper mix of retail and wholesale funding that will maximize net interest income and yet maintain our core deposits at an acceptable level.

Shareholders’ equity increased from $194.4 million at December 31, 2007 to $197.2 million at March 31, 2008. We earned $2.8 million in net income during this period. Also, an increase in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income balance to increase from an unrealized loss of $1.6 million at December 31, 2007 to an unrealized gain of $1.7 million at March 31, 2008. For the first quarter of 2008, we declared dividends of approximately $3.0 million.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At March 31, 2008, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines.

Dividends paid by the Corporation were provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At March 31, 2008, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $4.3 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At March 31, 2008, there were no borrowings between the Corporation (or its non-banking subsidiaries) and the Bank.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2008, the amount of unfunded commitments outstanding was $362.1 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of March 31, 2008, the amount of outstanding letters of credit was $15.3 million.

The issuance of a letter of credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, we do not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, we are able to fund them out of normal cash flow. If all outstanding commitments were funded at the same time, we have the ability to fund them through our short-term borrowing lines, the brokered certificate of deposit market and additional Federal Home Loan Bank borrowings.

Market Risk

During the first quarter of 2008, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

In previous years, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. These transactions were initiated to protect us from future unanticipated downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio. As of March 31, 2008, we had one outstanding swap with a notional amount of $10.0 million, an original maturity of twenty-four months, and a rate of 8.01%. This transaction is a cash flow hedge as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was accounted for in accordance with the provisions of that Statement. As required by FASB Statement No. 133, we measured the effectiveness of the transaction as of March 31, 2008 and determined that it remained “highly effective,” as defined by FASB Statement No. 133. See Note 8 of the Notes to Consolidated Financial Statements for more information.

In September 2007, we entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.255% and a forty-two month term. The transaction has a quarterly call option after one year.

In March 2008, we restructured a $25.0 million repurchase transaction initially entered into in December 2006. This transaction is a standard repurchase transaction with a fixed rate of 4.10% and a thirty-three month term. The transaction has a quarterly call option after nine months.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At March 31, 2008, our balance sheet reflected approximately $22.2 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents approximately 1.1% of total assets and indicates that we have achieved a basically neutral rate sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes this position to be acceptable in the current interest rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	($ in Thousands) Average Balances
	Quarter Ended 3/31/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$1,347,147	$1,284,762
Federal funds sold and other interest-bearing assets	18,316	19,384
Securities:
Taxable	333,090	335,564
Tax-exempt	110,766	104,995

Totals	1,809,319	1,744,705

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,237,965	1,248,812
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	366,808	293,087

Totals	1,604,773	1,541,899

Net amounts	$204,546	$202,806

	($ In Thousands) Interest For		Yields Earned And Rates Paid (%)
	Quarter Ended 3/31/08	Year Ended 12/31/07	Quarter Ended 3/31/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$23,045	$99,591	6.88	7.75
Federal funds sold and other interest-bearing assets	124	970	2.72	5.00
Securities:
Taxable	4,290	17,173	5.18	5.12
Tax-exempt	1,150	4,379	4.18	4.17

Totals	28,609	122,113	6.36	7.00

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	10,665	49,945	3.46	4.00
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	3,425	14,900	3.76	5.08

Totals	14,090	64,845	3.53	4.21

Net amounts	$14,519	$57,268	3.23	3.28

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.43	6.42

Total earning assets			6.50	7.13

Net yield on earning assets			3.37	3.42

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in “Item 1A – Risk Factors,” in the Corporation’s annual report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

11.1	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

All other exhibits required by Section 601 of Regulation S-K were included or included by reference in Form 10-K for the year ended December 31, 2007, filed with the Commission on March 13, 2008.

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month period ended March 31, 2008 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION

Date: May 8, 2008	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11.1	Statement re computation of per-share earnings	21

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	22

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	23

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	24

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	25