Form 10-Q
period 2008-06-30
CADENCE FINANCIAL CORP
filed 2008-08-07
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(Former name, former address and former fiscal year, if changed since last report): N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 11,907,414 shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(Amounts in thousands, except per share data)	2008	2007
INTEREST INCOME
Interest and fees on loans	$43,503	$48,624
Interest and dividends on securities	10,576	10,676
Other interest income	260	598

Total interest income	54,339	59,898

INTEREST EXPENSE
Interest on deposits	19,449	25,407
Interest on borrowed funds	6,329	6,452

Total interest expense	25,778	31,859

Net interest income	28,561	28,039
Provision for loan losses	6,300	2,129

Net interest income after provision for loan losses	22,261	25,910

OTHER INCOME
Service charges on deposit accounts	4,338	4,496
Insurance commissions, fees and premiums	2,416	2,615
Trust Department income	1,142	1,227
Mortgage loan fees	708	812
Other income	2,362	1,861
Securities gains (losses), net	155	(132)
Impairment loss on securities	—	(5,097)

Total other income	11,121	5,782

OTHER EXPENSE
Salaries and employee benefits	15,716	15,501
Premises and fixed asset expense	4,004	4,174
Other expense	7,701	7,437

Total other expense	27,421	27,112

Income before income taxes	5,961	4,580
Income taxes	1,322	867

Net income	$4,639	$3,713

Net income per share:
Basic	$0.39	$0.31

Diluted	$0.39	$0.31

Dividends per common share	$0.50	$0.50

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(Amounts in thousands, except per share data)	2008	2007
INTEREST INCOME
Interest and fees on loans	$20,458	$24,652
Interest and dividends on securities	5,136	5,498
Other interest income	136	283

Total interest income	25,730	30,433

INTEREST EXPENSE
Interest on deposits	8,784	12,672
Interest on borrowed funds	2,904	3,421

Total interest expense	11,688	16,093

Net interest income	14,042	14,340
Provision for loan losses	3,300	900

Net interest income after provision for loan losses	10,742	13,440

OTHER INCOME
Service charges on deposit accounts	2,201	2,343
Insurance commissions, fees and premiums	1,037	1,114
Trust Department income	578	615
Mortgage loan fees	348	469
Other income	1,002	936
Securities gains (losses), net	(48)	(140)

Total other income	5,118	5,337

OTHER EXPENSE
Salaries and employee benefits	7,749	7,725
Premises and fixed asset expense	2,008	2,126
Other expense	3,833	3,803

Total other expense	13,590	13,654

Income before income taxes	2,270	5,123
Income taxes	392	1,513

Net income	$1,878	$3,610

Net income per share:
Basic	$0.16	$0.30

Diluted	$0.16	$0.30

Dividends per common share	$0.25	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$40,273	$36,729
Interest-bearing deposits with banks	8,509	12,250
Federal funds sold and securities purchased under agreements to resell	11,760	3,418

Total cash and cash equivalents	60,542	52,397
Securities available-for-sale	387,243	403,796
Securities held-to-maturity (estimated fair value of $22,136 at June 30, 2008 and $23,957 at December 31, 2007)	21,162	22,846
Other securities	18,448	16,449

Total securities	426,853	443,091
Loans	1,354,372	1,337,847
Less: allowance for loan losses	(15,825)	(14,926)

Net loans	1,338,547	1,322,921
Interest receivable	10,628	13,200
Premises and equipment, net	34,321	35,908
Goodwill and other intangible assets	69,244	69,738
Other assets	57,687	46,900

Total Assets	$1,997,822	$1,984,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$179,744	$171,403
Interest-bearing deposits	1,227,369	1,254,163

Total deposits	1,407,113	1,425,566
Interest payable	2,941	4,632
Federal funds purchased and securities sold under agreements to repurchase	99,540	107,060
Subordinated debentures	30,928	30,928
Other borrowed funds	256,599	210,771
Other liabilities	11,107	10,828

Total liabilities	1,808,228	1,789,785

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares as of June 30, 2008 and December 31, 2007; issued 11,907,414 shares as of June 30, 2008 and 11,901,132 shares as of December 31, 2007	11,907	11,901
Surplus	93,332	93,251
Retained earnings	89,162	90,843
Accumulated other comprehensive income (loss)	(4,807)	(1,625)

Total shareholders’ equity	189,594	194,370

Total Liabilities and Shareholders’ Equity	$1,997,822	$1,984,155

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(Amounts in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,639	$3,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,964	2,176
Deferred income taxes	2,709	(25)
Provision for loan losses	6,300	2,129
Net performance share activity	574	(60)
Loss (gain) on sale of securities, net	(155)	132
Impairment loss on securities	—	5,097
(Increase) decrease in interest receivable	2,572	(1,472)
(Increase) decrease in loans held for sale	(1,829)	(3,229)
(Increase) decrease in other assets	(11,987)	(7,311)
Increase (decrease) in interest payable	(1,691)	(1,675)
Increase (decrease) in other liabilities	437	(1,535)

Net cash provided by (used in) operating activities	3,533	(2,060)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	159,488	28,301
Proceeds from sale of securities	186	162,728
Purchase of securities	(148,589)	(178,847)
(Increase) decrease in loans	(20,097)	(59,971)
(Additions) disposal of premises and equipment	247	(2,663)

Net cash provided by (used in) investing activities	(8,765)	(50,452)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(18,453)	(31,920)
Dividend paid on common stock	(5,953)	(5,949)
Net change in federal funds purchased and securities sold under agreements to repurchase	(7,520)	8,282
Net change in short-term FHLB borrowings	(73,406)	62,154
Proceeds from long-term debt	125,000	—
Repayment of long-term debt	(6,291)	(24,922)

Net cash provided by (used in) financing activities	13,377	7,645
Net increase (decrease) in cash and cash equivalents	8,145	(44,867)
Cash and cash equivalents at beginning of year	52,397	83,504

Cash and cash equivalents at end of period	$60,542	$38,637

Cash paid during the period for:
Interest	$27,469	$33,534

Income tax	$898	$3,226

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”), Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, NBC Service Corporation (“NBC Service”), a wholly-owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly-owned subsidiary of NBC Service. All significant intercompany accounts and transactions have been eliminated.

In the process of preparing these financial statements, management makes certain estimates and assumptions that affect the reported amounts that appear in these statements. Management believes that such estimates and assumptions are reasonable and are based on the best information available; however, actual results could differ. The results of operations in the interim statements are not necessarily indicative of results that may be expected for the full year.

In the opinion of management, all adjustments necessary for the fair presentation of the financial statements presented in this report have been made. Such adjustments were of a normal recurring nature unless otherwise disclosed in this Form 10-Q.

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

Note 1. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Force Issue No. 06-04 (“EITF Issue No. 06-04”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the terms of an endorsement arrangement, an employer owns and controls a policy that will provide future postretirement benefits to an employee. EITF Issue No. 06-04 requires that a liability be recognized for the postretirement benefit expense, based on the substantive agreement with the employee. This Issue is effective for the first interim reporting period beginning after December 15, 2007, with the guidance applied using either a retrospective approach or a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As of January 1, 2008, the Corporation adopted EITF Issue No. 06-04 and recorded a cumulative-effect debit adjustment to retained earnings of approximately $368,000 related to such adoption. Related postretirement benefit expense has been and will be recorded monthly thereafter.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. If impaired, the asset is written down to its estimated fair value. At June 30, 2008, the Corporation had approximately $66.8 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

Other identifiable intangible assets consist primarily of the core deposit premiums arising from acquisitions. The core deposit premiums were established using the discounted cash flow approach and are being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

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

As of June 30, 2008, a total of 65,932 performance shares are outstanding. Of those shares, 37,232 have been earned. For the three and six months ended June 30, 2008, compensation expense relating to performance shares totaled $52,000 and $118,000, respectively. For the three and six months ended June 30, 2007, compensation expense related to performance shares totaled $53,000 and $79,000, respectively.

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

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Net income	$4,639	$3,713
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income	(96)	82
Impairment loss on securities	—	3,147
Unrealized gains (losses) on securities	(3,073)	(2,309)
Unrealized gains (losses) on interest rate swaps	(13)	13

Net change in other comprehensive income (loss)	(3,182)	933

Comprehensive income	$1,457	$4,646

Accumulated other comprehensive income (loss) at beginning of period	$(1,625)	$(6,693)
Net change in other comprehensive income (loss)	(3,182)	933

Accumulated other comprehensive income (loss) at end of period	$(4,807)	$(5,760)

	Three Months Ended June 30,
(Amounts in thousands)	2008	2007
Net income	$1,878	$3,610
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income	30	86
Unrealized gains (losses) on securities	(6,520)	(2,603)
Unrealized gains (losses) on interest rate swaps	(18)	2

Net change in other comprehensive income (loss)	(6,508)	(2,515)

Comprehensive income	$(4,630)	$1,095

Accumulated other comprehensive income (loss) at beginning of period	$1,701	$(3,245)
Net change in other comprehensive income (loss)	(6,508)	(2,515)

Accumulated other comprehensive income (loss) at end of period	$(4,807)	$(5,760)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Service cost	$466	$311
Interest cost	374	344
Expected return on assets	(410)	(411)
Net (gain)/loss recognition	166	166
Prior service cost amortization	(46)	(63)

Net periodic benefit cost	$550	$347

	Three Months Ended June 30,
(Amounts in thousands)	2008	2007
Service cost	$233	$164
Interest cost	187	174
Expected return on assets	(205)	(201)
Net (gain)/loss recognition	83	89
Prior service cost amortization	(23)	(31)

Net periodic benefit cost	$275	$195

The expected rate of return for 2008 and 2007 was 7.5%.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the three and six month period ended June 30, 2008, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of June 30, 2008, approximately 44% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of June 30, 2008, is other-than-temporarily impaired.

Note 8. Derivative Instruments

The Corporation has hedged a portion of its floating rate prime based lending portfolio by entering into two floating to fixed interest rate swaps. As of June 30, 2008, the total notional amount of the two outstanding swaps was $20 million. The original maturities on the swaps range from twelve to fifteen months, and rates range from 5.735% to 5.905%. The transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they are accounted for under the provisions of that Statement.

The effectiveness of the transactions described above was tested as of June 30, 2008, in accordance with FASB Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by FASB Statement No. 133. For the three and six month periods ended June 30, 2008, $18,000 and $13,000 in unrealized losses (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps. For the three and six month periods ended June 30, 2007, $2,000 and $13,000 in unrealized gains (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps.

Note 9. Fair Value

The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. As of June 30, 2008, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

In accordance with the disclosure requirements of FASB Statement No. 157, the following table reflects assets measured at fair value on a recurring basis:

Fair Value at June 30, 2008
Available-for-sale securities	$387,243

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three and six months ended June 30, 2008. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

For purposes of the following discussion and analysis of the Corporation’s financial condition and results of operations, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of Cadence Financial Corporation and Cadence, unless the context suggests otherwise.

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

For the first six months of 2008, our net interest margin was 3.17%, compared to 3.30% for the same period of 2007. Our yield on earning assets declined by 102 basis points during this period, while our overall cost of funds declined by 104 basis points. Our loan yields declined by 138 basis points as compared to the first six months of 2007, due to the 325 basis point reduction in interest rates over this period. Our loan portfolio is composed of approximately 62% variable rate loans and 38% fixed rate loans. Also, in recent quarters, we have generated fewer real estate development loans, which typically have higher yields. This reduction in higher yield loans is a result of the softening economy and our focus on credit quality. Overall, our average loan balances increased by approximately $103.2 million from the first six months of 2007 to the first six months of 2008.

During the first six months of 2008, management decided to depend more on wholesale funding sources to fund growth and not pay above market rates for retail deposits. We also took advantage of wholesale funds repricing faster than our time deposits. This strategy resulted in some margin leverage, as our cost of wholesale funding declined 196 basis points between the first six months of 2007 and the first six months of 2008, while our deposit cost only declined by 87 basis points over that same period. We increased average wholesale funding by approximately $136.7 million, while decreasing our average interest-bearing deposits by $37.3 million. We expect to shift more funding into deposits during the second half of 2008.

Our provision for loan losses was substantially higher in the first six months of 2008 as compared to the first six months of 2007, due primarily to increased softness in several of our real estate markets and overall economic conditions. As a result, we added approximately $3.9 million to the provision for loan losses for the first six months of 2008. Our underwriting standards for certain segments have tightened based on recent changes in market conditions, and we believe that the current level of our allowance for loan losses is adequate as of June 30, 2008.

Noninterest income, exclusive of securities gains and losses, remained relatively unchanged at approximately $11.0 million between the first six months of 2007 and the first six months of 2008. The growth of noninterest income continues to be an important part of our strategic goals.

Another goal of management in 2008 is to continue to control the level of noninterest expenses. During the first six months of 2008, total noninterest expenses increased by $309,000, or 1.1%, from the same period of 2007, primarily resulting from slight increases in salaries and employee benefits, FDIC insurance premiums and advertising expenses.

For the first six months of 2008, we reported net income of $4.6 million, or $0.39 per share, compared to $3.7 million, or $.31 per share, for the first six months of 2007. The net income for 2007 includes a $5.1 million ($3.1 million after tax) impairment loss recorded for certain investment securities.

We are continuing our efforts to grow loans and improve our margin; however, we are focusing on credit quality as we generate new loans. We anticipate that loan growth will slow in 2008 as compared to 2007, due to the softening economy and our higher underwriting standards; however, we believe that we will still be able to achieve some growth, primarily in our Tennessee, Alabama and Florida markets. The expansion or even maintenance of the margin, however, will be more difficult to attain in the current interest rate environment. With the recent rate reductions by the Federal Reserve (225 basis points during the first six months of 2008), our variable rate loans, which comprise a majority of our portfolio, have repriced downward. However, the need for core deposits makes it very difficult to reduce the cost of these funds. There is strong competition for core deposits as all banks struggle to maintain this component of their funding. As we near the bottom of the rate cycle, we will be more aggressive in retaining and growing our core deposits but at a lower rate than we would have had to pay over the past year. We will use these deposits to fund our growth and to reduce our dependence on wholesale funding.

Currently, we expect that interest rates will remain flat but could increase slightly toward the end of 2008. Again, we expect growth to continue in our Tennessee, Alabama and Florida markets; however, we expect this growth to occur more slowly for the remainder of 2008. We based our 2008 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We continue to look for ways to grow noninterest income. The growth of our presence in the Memphis market, our expansion into the Birmingham and Nashville markets and our acquisitions of SunCoast in Florida and Seasons in Georgia have provided new customer bases for our other banking products and services. However, the growth of noninterest income will remain a challenge under current economic conditions.

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

Critical Accounting Policies

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements in our annual report contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in our annual report on Form 10-K for the year ended December 31, 2007, and this Management’s Discussion and Analysis, should be sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Provision for Loan Losses/Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management after its evaluation of the risk exposure contained in our loan portfolio. Our senior credit officers and our loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value securing such loans. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following non-exclusive list of factors: historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. As of June 30, 2008, we identified the following three external risk factors: (1) declining general economic conditions; (2) increased risk associated with commercial real estate credits; and (3) a general slowdown in the real estate market impacting the portfolio as a whole. These external risk factors are re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

As of June 30, 2008, our securities portfolio included certain securities that were impaired by definition. We reviewed each of these securities to determine if any of the impairments were other-than-temporary. Using the criteria listed above, we determined that none of the impairments were other-than-temporary as of June 30, 2008.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with FASB Statement No. 142 in October 2007 and concluded that no impairment writedown was warranted. This impairment test is conducted annually; therefore, our next impairment test will be conducted in October 2008. At June 30, 2008, we had approximately $66.8 million of goodwill on our balance sheet.

Other Accounting/Regulatory Issues

In the normal course of business, Cadence makes loans to related parties, including our directors and executive officers and their relatives and affiliates. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, the loans are consistent with sound banking practices and within applicable regulatory and lending limitations. Please see Note O in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our proxy statement for additional details concerning related party transactions.

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

Results of Operations

First six months of 2008 compared to the first six months of 2007

Earnings for the first six months of 2008 were $4.6 million, or $.39 per share, compared to $3.7 million, or $.31 per share, for the first six months of 2007.

Net interest income for the first six months of 2008 was $28.6 million, compared to $28.0 million for the same period of 2007, an increase of 1.9%. During the first six months of 2008, the net interest margin was 3.17%, compared to 3.30% for the same period of 2007. In comparing the first six months of 2008 to the same period of 2007, we lost 102 basis points of yield on our earning assets. However, during this same period, our cost of funds decreased by 104 basis points. Average earning assets increased to $1.8 billion for the first six months of 2008 from $1.7 billion for the first six months of 2008, an increase of $98.1 million, or 5.7%. This increase is primarily composed of an increase in average loan balances, from $1.25 billion during the first six months of 2007 to $1.35 billion during the first six months of 2008. The 325 basis point reduction in the Federal Funds rate over this period significantly impacted our yields. From the first six months of 2007 to the first six months of 2008, the yield on loans declined from 7.85% to 6.47%, the yield on federal funds sold declined from 5.61% to 2.59% and the yield on the investment securities portfolio declined from 4.86% to 4.84%. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $2.1 million during the first six months of 2007 to $6.3 million in the same period of 2008. The majority of this increase was due to increased softness in several of our real estate markets and overall economic conditions. As a result, we added approximately $3.9 million to the provision for loan losses for the first six months of 2008.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic objectives to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and losses, decreased by $45,000, or 0.4%, from the first six months of 2007 to the first six months of 2008. The following table reflects the details of these amounts:

	Six Months Ended June 30,
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$4,338	$4,496	$(158)
Insurance commissions, fees and premiums	2,416	2,615	(199)
Trust Department income	1,142	1,227	(85)
Mortgage loan fees	708	812	(104)
Other income	2,362	1,861	501

Total other income	$10,966	$11,011	$(45)

Our service charges on deposit accounts, insurance commissions, fees and premiums, Trust Department income, and mortgage loan fees declined slightly from the first six months of 2007 to the first six months of 2008. These income sources were affected by a variety of economic factors. Service charges declined due to lower fee income on certain account types, possibly attributable to the federal tax rebate checks issued during the second quarter of 2008. Insurance commissions, fees, and premiums were affected by lower profit sharing from insurance carriers; Trust Department income was impacted by lower investment balances reflecting the downturn of the equity markets during the period; and mortgage loan fees were affected by fewer loans closed during the period. The increase in other noninterest income resulted primarily from a $232,000 gain on the sale of an asset held by the Corporation; $110,000 in proceeds from the redemption of stock in VISA, owned by Cadence; and a $64,000 increase in ATM income.

We recognized $155,000 in securities gains during the first six months of 2008, compared to $132,000 in losses during the first six months of 2007. We also recognized a $5.1 million impairment loss on certain CMOs and mortgage-backed securities during the first quarter of 2007, in connection with the rescission of our application of FASB Statement No. 159 to those securities.

Noninterest expense represents ordinary overhead expenses. These expenses increased by $309,000, or 1.1%, during the first six months of 2008, compared with the first six months of 2007. The following table reflects the details of this change:

	Six Months Ended June 30,
(In thousands)	2008	2007	Change
Salaries and employee benefits	$15,716	$15,501	$215
Premises and fixed asset expense	4,004	4,174	(170)
Other expense	7,701	7,437	264

Total other expense	$27,421	$27,112	$309

The $215,000, or 1.4%, increase in salaries and employee benefits was due primarily to a slight increase in salaries from normal annual raises and a 401(k) plan amendment that increased employer matching contributions to 100% of up to six percent of employee compensation, effective January 1, 2008. Premises and fixed asset expense decreased by $170,000, or 4.1%, due to a decreased depreciation expense on computer equipment. Other noninterest expenses increased by $264,000, or 3.5%, due primarily to increases in FDIC insurance premiums and advertising expenses. Prior to 2008, Cadence paid the majority of its FDIC insurance premiums using credits with the FDIC; however, most of these credits were depleted in early 2008. The advertising expenses were incurred as the result of a general brand advertising campaign implemented in most of our markets during the first quarter of 2008.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 22.2% for the first six months of 2008, as compared to 18.9% for the first six months of 2007. The increase in income tax expense for the first six months of 2008 results from the tax benefits of our tax-exempt income, which was a much smaller percentage of our pre-tax income due to the impairment loss recorded in the first six months of 2007.

Second quarter of 2008 compared to the second quarter of 2007

Earnings for the second quarter of 2008 were $1.9 million, or $.16 per share, compared to $3.6 million, or $.30 per share, for the second quarter of 2007.

Net interest income for the second quarter of 2008 was $14.0 million, compared to $14.3 million for the same quarter of 2007, a decrease of 2.1%. During the second quarter of 2008, the net interest margin was 3.11%, compared to 3.33% for the same period of 2007. This decrease in margin resulted from our loan yields declining at a faster rate than the cost of funds. When comparing the second quarter of 2008 to the same quarter of 2007, we lost 178 basis points of yield on our loans but only reduced the cost of funds by 134 basis points. As discussed earlier, the 325 basis point reduction in the Federal Funds rate over this period significantly impacted our yields. Somewhat offsetting the margin impact of our declining loan yields was an increase in our average loan balances, from $1.26 billion during the second quarter of 2007 to $1.36 billion during the second quarter of 2008. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $900,000 during the second quarter of 2007 to $3.3 million in the same quarter of 2008. The majority of this increase was due to increased softness in several of our real estate markets and overall economic conditions. As a result, we added approximately $2.1 million to the provision for loan losses for the second quarter of 2008.

Our noninterest income, exclusive of securities gains and losses, decreased by $311,000, or 5.7%, from the second quarter of 2007 to the second quarter of 2008. The following table reflects the details of this change:

	Quarter Ended June 30,
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$2,201	$2,343	$(142)
Insurance commissions, fees and premiums	1,037	1,114	(77)
Trust Department income	578	615	(37)
Mortgage loan fees	348	469	(121)
Other income	1,002	936	66

Total other income	$5,166	$5,477	$(311)

Our service charges on deposit accounts, insurance commissions, fees and premiums, Trust Department income, and mortgage loan fees declined from the second quarter of 2007 to the second quarter of 2008. Service charges were affected by lower fee income on certain account types, possibly attributable to the federal tax rebate checks issued during the second quarter of 2008. Insurance commissions, fees, and premiums were affected by lower profit sharing from insurance carriers; Trust Department income was impacted by lower investment balances reflecting the downturn of the equity markets during the period; and mortgage loan fees were affected by fewer loans closed during the period. Our other noninterest income increased slightly from the second quarter of 2007 to the second quarter of 2008, primarily due to increases in ATM income.

We recognized $48,000 in securities losses during the second quarter of 2008, compared to losses of $140,000 during the second quarter of 2007.

Noninterest expenses decreased by $64,000 during the second quarter of 2008, compared with the second quarter of 2007. The following table reflects the details of this change:

	Quarter Ended June 30,
(In thousands)	2008	2007	Change
Salaries and employee benefits	$7,749	$7,725	$24
Premises and fixed asset expense	2,008	2,126	(118)
Other expense	3,833	3,803	30

Total other expense	$13,590	$13,654	$(64)

Expenses related to premises and fixed assets decreased by $118,000 between the second quarter of 2007 and the second quarter of 2008, due to a decrease in computer equipment depreciation expense. Salaries and employee benefits, as well as other noninterest expenses, remained virtually flat.

Our effective tax rate decreased from 29.5% for the second quarter of 2007 to 17.3% for the second quarter of 2008. This increase in the effective tax rate for the quarter resulted primarily from the mix of income from tax-free investments and the percentage relationship of tax-free income to total pre-tax income.

Financial Condition

During the first six months of 2008, our total assets increased by $13.7 million, or 0.7%, and our loan portfolio increased by $16.5 million, or 1.2%. This loan growth originated in our Florida and Tennessee markets.

The allowance for loan losses as of June 30, 2008 was $15.8 million, as compared to $14.9 million as of December 31, 2007 and $12.1 million as of June 30, 2007. We have tightened our underwriting standards for certain segments based on recent changes in market conditions.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio. Classified assets included loans ninety days or more past due, but still accruing interest, non-accrual loans, and other real estate owned.

	Six Months Ended 6/30/08	Year Ended 12/31/07	Six Months Ended 6/30/07
Non-performing loans as a percentage of total loans	0.8%	0.7%	0.7%
Non-performing assets as a percentage of total loans and other real estate owned	2.1%	1.5%	1.3%
Allowance for loan losses as a percentage of non-performing loans	147.9%	163.4%	145.2%
Allowance for loan losses as a percentage of total loans	1.2%	1.1%	0.9%
Classified assets as a percentage of capital	30.4%	25.6%	17.8%
Classified loans as a percentage of total loans	2.8%	2.9%	2.0%
Net charge-offs as a percentage of average net loans outstanding	0.4%	0.4%	0.2%

Based on the evaluations described in the “Critical Accounting Policies” section of this management’s discussion and analysis and the information above, the allowance for loan losses at June 30, 2008, was deemed adequate to cover exposure within our loan portfolio.

Our liabilities increased slightly from $1.79 billion at December 31, 2007 to $1.81 billion at June 30, 2008, an increase of $18.4 million, or 1.0%. During the first half of 2008, deposits declined by $18.5 million, or 1.3%. The decrease resulted from a $26.8 million, or 2.1%, decrease in interest-bearing deposits, primarily certificates of deposit, partially offset by an $8.3 million, or 4.9%, increase in noninterest-bearing deposits. Also during the first six months of 2008, other borrowings, primarily Federal Home Loan Bank (“FHLB”) advances, increased by $45.3 million, or 21.6%. The changes in liability mix occurred because we allowed some of our higher cost time deposits to leave the bank and replaced them with cheaper short-term wholesale funding that would reprice more quickly during the period. Our objective is to fund loan growth with the proper mix of retail and wholesale funding that will maximize net interest income and yet maintain our core deposits at an acceptable level.

Shareholders’ equity decreased from $194.4 million at December 31, 2007 to $189.6 million at June 30, 2008. We earned $4.6 million in net income during this period but declared dividends of approximately $6.0 million. Also, a decline in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income balance to decrease from an unrealized loss of $1.6 million at December 31, 2007, to an unrealized loss of $4.8 million at June 30, 2008.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At June 30, 2008, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines; therefore, the Bank is classified as well-capitalized as of June 30, 2008.

Dividends paid by the Corporation were provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At June 30, 2008, without approval from the Comptroller of the Currency, Cadence’s ability to pay dividends was limited to approximately $3.6 million.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At June 30, 2008, there were no formal borrowings between the Corporation (or any of its non-banking subsidiaries) and the Bank.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2008, the amount of unfunded commitments outstanding was $342.0 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of June 30, 2008, the amount of outstanding letters of credit was $17.7 million.

In June 2008, the FHLB of Dallas issued a $35 million standby letter of credit to the Bank to secure public funds.

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

Market Risk

During the first six months of 2008, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of June 30, 2008, we had two outstanding swaps with a total notional amount of $20 million. The original maturities on the swaps range from twelve months to fifteen months, and rates range from 5.735% to 5.905%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by FASB Statement No. 133, we measured the effectiveness of these transactions as of June 30, 2008 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At June 30, 2008, our balance sheet reflected approximately $65.0 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents approximately 3.25% of total assets and indicates that we are slightly asset sensitive. This computation results from a static gap analysis that weighs assets and liabilities equally. Management believes this position to be acceptable in the current interest rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	(Amounts in Thousands) Average Balance
	Quarter Ended 6/30/08	Six Months Ended 6/30/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$1,358,550	$1,352,849	$1,284,762
Federal funds sold and other interest-bearing assets	21,970	20,225	19,384
Securities:
Taxable	322,980	328,221	335,564
Tax-exempt	111,719	111,242	104,995

Totals	1,815,219	1,812,537	1,744,705

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,213,598	1,225,781	1,248,812
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	397,903	382,464	293,087

Totals	1,611,501	1,608,245	1,541,899

Net amounts	$203,718	$204,292	$202,806

	(Amounts in Thousands) Interest For
	Quarter Ended 6/30/08	Six Months Ended 6/30/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$20,458	$43,503	$99,591
Federal funds sold and other interest-bearing assets	136	260	970
Securities:
Taxable	3,980	8,269	17,173
Tax-exempt	1,156	2,307	4,379

Totals	25,730	54,339	122,113

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	8,784	19,449	49,945
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2,904	6,329	14,900

Totals	11,688	25,778	64,845

Net amounts	$14,042	$28,561	$57,268

	Yields Earned And Rates Paid (%)
	Quarter Ended 6/30/08	Six Months Ended 6/30/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	6.06	6.47	7.75
Federal funds sold and other interest-bearing assets	2.49	2.59	5.00
Securities:
Taxable	4.96	5.07	5.12
Tax-exempt	4.16	4.17	4.17

Totals	5.70	6.03	7.00

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	2.91	3.19	4.00
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.94	3.33	5.08

Totals	2.92	3.22	4.21

Net margin	3.11	3.17	3.28

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.40	6.41	6.42

Total earning assets	5.84	6.17	7.13

Net margin	3.25	3.31	3.42

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of this Part I), particularly to the section entitled “Market Risk.”

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

The United States, including the Bank’s markets in the Southern United States, has experienced weakening economic conditions and declines in real estate values in general during 2007 and 2008. The Bank has experienced increases in provisions for loan losses as a result of the deterioration of real estate markets, increasing financial stress on consumers and weakening economic conditions in some of our markets. In the event of worsening economic conditions and continued decline in real estate values, the Bank’s earnings and financial condition may be adversely affected because a significant portion of our loans are secured by real estate, despite our efforts to maintain high credit quality through our underwriting standards.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 annual meeting of shareholders was held on May 13, 2008. At this meeting, the following fourteen directors were elected to serve until the 2009 annual meeting of shareholders or their successors are elected and qualified:

Director	Votes For	Votes Withheld
Mark A. Abernathy	9,357,754	252,048
David Byars	9,393,714	216,088
Robert S. Caldwell, Jr.	9,390,463	219,339
Robert L. Calvert, III	9,395,063	214,739
Robert A. Cunningham	9,370,397	239,405
J. Nutie Dowdle	9,369,148	240,654
James C. Galloway, Jr.	9,334,491	275,311
James D. Graham	9,394,463	215,339
Clifton S. Hunt	9,395,280	214,522
Dan R. Lee	8,272,966	1,336,836
Lewis F. Mallory, Jr.	9,347,493	262,309
Allen B. Puckett, III	9,352,612	257,190
H. Stokes Smith	9,361,159	248,643
Sammy J. Smith	9,376,274	233,528

Also at this meeting, the appointment of T. E. Lott & Company as the independent registered public accounting firm of the Corporation for the fiscal year ending December 31, 2008, was ratified by the following vote:

For	Against	Withheld
9,472,110	107,487	30,205

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION
Registrant

Date: August 7, 2008	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of per-share earnings	24

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Executive Officer	25

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Chief Financial Officer	26

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	27

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	28