Form 10-Q
period 2008-09-30
CADENCE FINANCIAL CORP
filed 2008-11-07
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 11,908,914 shares as of October 31, 2008.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(Amounts in thousands, except per share data)	2008	2007
INTEREST INCOME
Interest and fees on loans	$63,095	$74,327
Interest and dividends on securities	15,716	16,127
Other interest income	427	720

Total interest income	79,238	91,174

INTEREST EXPENSE
Interest on deposits	28,091	37,728
Interest on borrowed funds	9,047	10,767

Total interest expense	37,138	48,495

Net interest income	42,100	42,679
Provision for loan losses	18,003	5,279

Net interest income after provision for loan losses	24,097	37,400

OTHER INCOME
Service charges on deposit accounts	6,791	6,890
Insurance commissions, fees and premiums	3,844	3,834
Trust Department income	1,684	1,821
Mortgage loan fees	983	1,309
Other income	3,821	2,913
Securities gains (losses), net	225	(89)
Impairment loss on securities	—	(5,097)

Total other income	17,348	11,581

OTHER EXPENSE
Salaries and employee benefits	23,555	23,395
Premises and fixed asset expense	5,994	6,308
Other expense	15,105	11,221

Total other expense	44,654	40,924

Income (loss) before income taxes	(3,209)	8,057
Income tax expense (benefit)	(2,569)	1,727

Net income (loss)	$(640)	$6,330

Net income (loss) per share:
Basic	$(0.05)	$0.53

Diluted	$(0.05)	$0.53

Dividends per common share	$0.55	$0.75

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(Amounts in thousands, except per share data)	2008	2007
INTEREST INCOME
Interest and fees on loans	$19,592	$25,703
Interest and dividends on securities	5,140	5,451
Other interest income	167	122

Total interest income	24,899	31,276

INTEREST EXPENSE
Interest on deposits	8,642	12,321
Interest on borrowed funds	2,718	4,315

Total interest expense	11,360	16,636

Net interest income	13,539	14,640
Provision for loan losses	11,703	3,150

Net interest income after provision for loan losses	1,836	11,490

OTHER INCOME
Service charges on deposit accounts	2,453	2,394
Insurance commissions, fees and premiums	1,428	1,219
Trust Department income	542	594
Mortgage loan fees	275	497
Other income	1,459	1,052
Securities gains, net	70	43

Total other income	6,227	5,799

OTHER EXPENSE
Salaries and employee benefits	7,839	7,894
Premises and fixed asset expense	1,990	2,134
Other expense	7,404	3,784

Total other expense	17,233	13,812

Income (loss) before income taxes	(9,170)	3,477
Income tax expense (benefit)	(3,891)	860

Net income (loss)	$(5,279)	$2,617

Net income (loss) per share:
Basic	$(0.44)	$0.22

Diluted	$(0.44)	$0.22

Dividends per common share	$0.05	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$36,101	$36,729
Interest-bearing deposits with banks	7,869	12,250
Federal funds sold and securities purchased under agreements to resell	3,269	3,418

Total cash and cash equivalents	47,239	52,397
Securities available-for-sale	396,258	403,796
Securities held-to-maturity (estimated fair value of $22,653 at September 30, 2008 and $23,957 at December 31, 2007)	21,782	22,846
Other securities	16,422	16,449

Total securities	434,462	443,091
Loans	1,349,711	1,337,847
Less: allowance for loan losses	(18,146)	(14,926)

Net loans	1,331,565	1,322,921
Interest receivable	9,976	13,200
Premises and equipment, net	34,044	35,908
Goodwill and other intangible assets	69,035	69,738
Other assets	58,760	46,900

Total Assets	$1,985,081	$1,984,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$176,960	$171,403
Interest-bearing deposits	1,267,918	1,254,163

Total deposits	1,444,878	1,425,566
Interest payable	2,867	4,632
Federal funds purchased and securities sold under agreements to repurchase	111,055	107,060
Subordinated debentures	30,928	30,928
Other borrowed funds	197,357	210,771
Other liabilities	12,110	10,828

Total liabilities	1,799,195	1,789,785

Shareholders’ Equity:
Common stock - $1 par value, authorized 50,000,000 shares as of September 30, 2008 and December 31, 2007; issued 11,908,914 shares as of September 30, 2008 and 11,901,132 shares as of December 31, 2007	11,909	11,901
Surplus	93,383	93,251
Retained earnings	83,287	90,843
Accumulated other comprehensive income (loss)	(2,693)	(1,625)

Total shareholders’ equity	185,886	194,370

Total Liabilities and Shareholders’ Equity	$1,985,081	$1,984,155

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(Amounts in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(640)	$6,330
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,912	3,552
Deferred income taxes	(6)	(210)
Provision for loan losses	18,003	5,279
Net performance share activity	476	3
Loss (gain) on sale of securities, net	(225)	89
Impairment loss on securities	—	5,097
(Increase) decrease in interest receivable	3,224	(1,915)
(Increase) decrease in loans held for sale	205	703
(Increase) decrease in other assets	(11,510)	(11,310)
Increase (decrease) in interest payable	(1,765)	(2,737)
Increase (decrease) in other liabilities	2,198	(690)

Net cash provided by (used in) operating activities	12,872	4,191
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	166,580	46,039
Proceeds from sale of securities	20,958	166,823
Purchase of securities	(180,638)	(202,808)
(Increase) decrease in loans	(26,852)	(105,667)
(Additions) disposal of premises and equipment	(139)	(4,013)

Net cash provided by (used in) investing activities	(20,091)	(99,626)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	19,312	(69,898)
Dividend paid on common stock	(6,549)	(8,923)
Net change in federal funds purchased and securities sold under agreements to repurchase	3,995	19,051
Net change in short-term FHLB borrowings	(115,972)	147,927
Proceeds from long-term debt	125,000	—
Repayment of long-term debt	(23,725)	(28,026)

Net cash provided by (used in) financing activities	2,061	60,131
Net increase (decrease) in cash and cash equivalents	(5,158)	(35,304)
Cash and cash equivalents at beginning of year	52,397	83,504

Cash and cash equivalents at end of period	$47,239	$48,200

Cash paid during the period for:
Interest	$38,903	$51,232

Income tax	$2,554	$5,387

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

Certain amounts reported in 2007 have been reclassified to conform with the 2008 presentation. These reclassifications did not materially impact the Corporation’s consolidated financial condition or results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced financial statement disclosures for companies holding derivative instruments. The provisions of FASB Statement No. 161 are effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Corporation is currently determining the effects of FASB Statement No. 161 on its financial statement disclosures.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FASB Statement No. 162 becomes effective 60 days following approval from the SEC for the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FASB Statement No. 162 is not expected to result in a change in the Corporation’s financial reporting practices.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be classified as participating securities and thus, be included in the computation of basic earnings per share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Corporation is currently determining the effects of FSP No. EITF 03-6-1 on its consolidated financial statements and related disclosures.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. If impaired, the asset is written down to its estimated fair value. At September 30, 2008, the Corporation had approximately $66.8 million of goodwill on its consolidated balance sheet, which will remain at that level unless it becomes impaired under the definition of impairment in FASB Statement No. 142.

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

As of September 30, 2008, a total of 64,432 performance shares are outstanding. Of those shares, 38,732 have been earned. For the three and nine months ended September 30, 2008, compensation expense relating to performance shares totaled $68,000 and $186,000, respectively. For the three and nine months ended September 30, 2007, compensation expense related to performance shares totaled $44,000 and $123,000, respectively.

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

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Net income (loss)	$(640)	$6,330
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income	(139)	55
Impairment loss on securities	—	3,147
Unrealized gains (losses) on securities	(973)	(203)
Unrealized gains (losses) on interest rate swaps	44	31

Net change in other comprehensive income (loss)	(1,068)	3,030

Comprehensive income (loss)	$(1,708)	$9,360

Accumulated other comprehensive income (loss) at beginning of period	$(1,625)	$(6,693)
Net change in other comprehensive income (loss)	(1,068)	3,030

Accumulated other comprehensive income (loss) at end of period	$(2,693)	$(3,663)

	Three Months Ended September 30,
(Amounts in thousands)	2008	2007
Net income (loss)	$(5,279)	$2,617
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income	(43)	(27)
Unrealized gains (losses) on securities	2,100	2,106
Unrealized gains (losses) on interest rate swaps	57	18

Net change in other comprehensive income (loss)	2,114	2,097

Comprehensive income (loss)	$(3,165)	$4,714

Accumulated other comprehensive income (loss) at beginning of period	$(4,807)	$(5,760)
Net change in other comprehensive income (loss)	2,114	2,097

Accumulated other comprehensive income (loss) at end of period	$(2,693)	$(3,663)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Service cost	$643	$475
Interest cost	525	518
Expected return on assets	(590)	(612)
Net (gain)/loss recognition	221	255
Prior service cost amortization	(70)	(94)

Net periodic benefit cost	$729	$542

	Three Months Ended September 30,
(Amounts in thousands)	2008	2007
Service cost	$177	$164
Interest cost	151	174
Expected return on assets	(180)	(201)
Net (gain)/loss recognition	55	89
Prior service cost amortization	(24)	(31)

Net periodic benefit cost	$179	$195

The expected rate of return for 2008 and 2007 was 7.5%.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the three and nine month period ended September 30, 2008, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of September 30, 2008, approximately 40% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of September 30, 2008 is other-than-temporarily impaired.

Note 8. Derivative Instruments

The Corporation has hedged a portion of its floating rate prime based lending portfolio by entering into two floating to fixed interest rate swaps. As of September 30, 2008, the total notional amount of the two outstanding swaps was $20 million. The original maturities on the swaps range from twelve to fifteen months, and rates range from 5.735% to 5.905%. The transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they are accounted for under the provisions of that Statement.

The effectiveness of the transactions described above was tested as of September 30, 2008, in accordance with FASB Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by FASB Statement No. 133. For the three and nine month periods ended September 30, 2008, $57,000 and $44,000 in unrealized gains (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps. For the three and nine month periods ended September 30, 2007, $18,000 and $31,000 in unrealized gains (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps.

Note 9. Fair Value

The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. As of September 30, 2008, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

In accordance with the disclosure requirements of FASB Statement No. 157, the following table reflects assets measured at fair value on a recurring basis:

Fair Value at September 30, 2008
Available-for-sale securities	$396,258

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three and nine months ended September 30, 2008. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

For the first nine months of 2008, our net interest margin was 3.10%, compared to 3.30% for the same period of 2007. Our yield on earning assets declined by 122 basis points during this period, while our overall cost of funds declined by 117 basis points. Our loan yields declined by 160 basis points as compared to the first nine months of 2007, due to the 275 basis point reduction in interest rates between September 30, 2007 and September 30, 2008. Our loan portfolio is composed of approximately 63% variable rate loans and 37% fixed rate loans. Another factor that impacted our loan yields and margin is the fact that as loans are placed on non-accrual status, the interest income that has been accrued as income must be reversed. During the first nine months of 2008, these reversals of interest income totaled $827,000, compared to $358,000 for the same period in 2007. This difference amounted to five basis points of yield on our loan portfolio and three basis points on our year-to-date margin. Also, in recent quarters, we have generated fewer real estate development loans, which typically have higher yields. This reduction in higher yield loans is a result of the softening economy, a reduction in demand for real estate development loans, and our focus on credit quality. Overall, our average loan balances increased by approximately $84.2 million from the first nine months of 2007 to the first nine months of 2008.

During the first six months of 2008, management decided to depend more on wholesale funding sources to fund growth and not pay above market rates for retail deposits. We also took advantage of wholesale funds repricing faster than our time deposits. However, during the third quarter of 2008, we shifted more funding into deposits. This strategy resulted in some margin leverage, as our cost of wholesale funding declined 201 basis points between the first nine months of 2007 and the first nine months of 2008, while our deposit cost declined by 100 basis points over that same period. We increased average wholesale funding by approximately $99.2 million, while reducing our average interest-bearing deposits by $12.4 million. We expect to continue to shift more funding into deposits during the remainder of 2008, as we attempt to protect our current deposit base.

Our provision for loan losses was substantially higher in the first nine months of 2008 as compared to the first nine months of 2007, due primarily to increased softness in the real estate sectors of our markets, overall economic conditions, and a credit downgrade on a single customer’s relationships that accounted for approximately 57% of the total increase. As a result of these factors, we have increased our provision for loan losses by approximately $12.7 million for the first nine months of 2008 compared to the first nine months of 2007. Our underwriting standards for certain segments have tightened based on recent changes in market conditions, and we believe that the current level of our allowance for loan losses is adequate as of September 30, 2008.

Noninterest income, exclusive of securities gains and losses, increased by approximately $356,000, or 2.1%, between the first nine months of 2007 and the first nine months of 2008. The growth of noninterest income continues to be an important part of our strategic goals.

Another goal of management in 2008 is to continue to control the level of noninterest expenses. During the first nine months of 2008, total noninterest expenses increased by $3.7 million, or 9.1%, from the same period of 2007, primarily resulting from increases in legal fees, expenses relating to other real estate owned, FDIC insurance premiums and advertising expenses.

For the first nine months of 2008, we reported a net loss of $640,000, or $0.05 per share, compared to net income of $6.3 million, or $.53 per share, for the first nine months of 2007. The net income for 2007 includes a $5.1 million ($3.1 million after tax) impairment loss recorded for certain investment securities.

We anticipate that loan growth will slow for the remainder of 2008 as compared to 2007, due to the softening economy and our higher underwriting standards; however, we believe that we will still be able to achieve some growth, primarily in our Middle Tennessee and Florida markets. The expansion or even maintenance of the margin, however, will be more difficult to attain in the current interest rate environment. With the recent rate reductions by the Federal Reserve (225 basis points during the first nine months of 2008 and an additional 100 basis points in October), our variable rate loans, which comprise a majority of our portfolio, have repriced downward. However, the need for core deposits makes it very difficult to reduce the cost of these funds. There is strong competition for core deposits as all banks struggle to maintain this component of their funding. As we near the bottom of the rate cycle, we will be more aggressive in retaining and growing our core deposits but at a lower rate than we would have had to pay over the past year. We will use these deposits to fund our growth and to reduce our dependence on wholesale funding.

Currently, we expect that interest rates will continue to decline during the fourth quarter of 2008. Again, we expect growth to continue in our Middle Tennessee and Florida markets; however, we expect this growth to occur more slowly for the remainder of 2008. We based our 2008 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We continue to look for ways to grow noninterest income. The growth of our presence in the Memphis market, our expansion into the Birmingham and Nashville markets and our acquisitions in 2006 of SunCoast in Florida and Seasons in Georgia have provided new customer bases for our other banking products and services. However, the growth of noninterest income will remain a challenge under current economic conditions.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies. Reducing our efficiency ratio remains a key objective.

As previously mentioned, our primary focus in the fourth quarter of 2008 will be on credit quality, expanding our margin and controlling noninterest expenses. Funding is a challenging issue in the current environment as many banks continue to pay above market rates for retail deposits. This situation makes it very difficult to obtain the desired spread between loan yields and cost of funds. If the economy continues to slow or the real estate market continues to soften, credit quality will remain a very significant issue. In management’s opinion, the current level of the allowance for loan losses is sufficient for the level of anticipated losses in our current loan portfolio. However, we have tightened our underwriting standards for certain segments based on recent changes in market conditions, in an effort to better control credit quality.

We are actively reviewing the U.S. Treasury’s program to invest in banks through the purchase of preferred stock. We believe this program could be a source of new funding for Cadence that would add to our capital base without being overly dilutive to shareholders. This additional capital could also enhance our ability to execute our strategic growth initiatives as the economy improves.

Critical Accounting Policies

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements in our annual report contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in our annual report on Form 10-K for the year ended December 31, 2007 and the information in this quarterly report, including this Management’s Discussion and Analysis, should be sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Provision and Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management after its evaluation of the risk exposure contained in our loan portfolio. Our senior credit officers and our loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value securing such loans. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following non-exclusive list of factors: historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. As of September 30, 2008, we identified the following three external risk factors: (1) a general decline in overall economic conditions; (2) increased risk associated with commercial real estate credits; and (3) a general slowdown in the real estate market impacting the portfolio as a whole. These external risk factors are re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

Other-Than-Temporary Impairment of Investment Securities

A third area that requires subjective and complex judgments on the part of management is the review of the investments in the securities portfolio for other-than-temporary impairments. EITF Issue 03-01 and FASB FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer, including whether the issuer is a government or government-backed agency (all of the mortgage-backed securities and collateralized mortgage obligations (“CMOs”) held in our portfolio are issued by government-backed agencies); (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and (7) interest rate trends that may impact recovery and realization.

As of March 31, 2007, we recorded an other-than-temporary impairment loss of $5.1 million on certain CMOs and mortgage-backed securities.

As of September 30, 2008, our securities portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment. We completed our impairment test in accordance with FASB Statement No. 142 in October 2007 and concluded that no impairment writedown was warranted. This impairment test is conducted annually; therefore, our next impairment test is currently being conducted. At September 30, 2008, we had approximately $66.8 million of goodwill on our balance sheet.

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

Results of Operations

First nine months of 2008 compared to the first nine months of 2007

We reported a net loss of $640,000, or $0.05 per share, for the first nine months of 2008, compared to earnings of $6.3 million, or $.53 per share, for the first nine months of 2007.

Net interest income for the first nine months of 2008 was $42.1 million, compared to $42.7 million for the same period of 2007, a decrease of 1.4%. During the first nine months of 2008, net interest margin was 3.10%, compared to 3.30% for the same period of 2007. In comparing the first nine months of 2008 to the same period of 2007, we lost 122 basis points of yield on our earning assets. However, during this same period, our cost of funds decreased by 117 basis points. Average earning assets increased to $1.8 billion for the first nine months of 2008 from $1.7 billion for the first nine months of 2007, an increase of $85.4 million, or 4.9%. This increase is primarily composed of an increase in average loan balances, from $1.27 billion during the first nine months of 2007 to $1.35 billion during the first nine months of 2008. The 275 basis point reduction in the Federal Funds rate over this period significantly impacted our yields. From the first nine months of 2007 to the first nine months of 2008, the yield on loans declined from 7.83% to 6.23%, the yield on federal funds sold declined from 5.25% to 2.35% and the yield on the investment securities portfolio declined from 4.88% to 4.80%. Our loan yields and net interest margin were also negatively impacted by interest reversals. For the first nine months of 2008, we reversed approximately $827,000 of interest due to placing loans on nonaccrual status, as compared to only $358,000 for the first nine months of 2007. The difference in the amount of interest reversals in 2008 compared to 2007 resulted in a five basis point decline in loan yields and a three basis point decline in margin. For additional information, see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $5.3 million during the first nine months of 2007 to $18.0 million in the same period of 2008. The majority of this increase was due to increased softness in several of our real estate markets, overall economic conditions, and a credit downgrade on a single customer’s relationships.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic objectives to diversify our other income sources so that we can be less dependent on net interest income. Noninterest income, exclusive of securities gains and losses, increased by $356,000, or 2.1%, from the first nine months of 2007 to the first nine months of 2008. The following table reflects the details of these amounts:

	Nine Months Ended September 30,
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$6,791	$6,890	$(99)
Insurance commissions, fees and premiums	3,844	3,834	10
Trust Department income	1,684	1,821	(137)
Mortgage loan fees	983	1,309	(326)
Other income	3,821	2,913	908

Total other income	$17,123	$16,767	$356

Our service charges on deposit accounts and Trust Department income declined slightly from the first nine months of 2007 to the first nine months of 2008. These income sources were affected by a variety of economic factors. Service charges declined due to lower fee income on certain account types, possibly attributable to the federal tax rebate checks issued during the second quarter of 2008. Trust Department income was impacted by lower investment balances reflecting the downturn of the equity markets during the period. Mortgage loan fees declined by approximately 24.9%, due to fewer loans closed during the period. The increase in other noninterest income resulted primarily from a $232,000 gain on the sale of an asset held by the Corporation; a $443,000 gain on the sale of a previously closed branch property in Mississippi; $110,000 in proceeds from the redemption of stock in VISA, owned by Cadence; and a $98,000 increase in ATM income.

We recognized $225,000 in securities gains during the first nine months of 2008, compared to $89,000 in losses during the first nine months of 2007. We also recognized a $5.1 million impairment loss on certain CMOs and mortgage-backed securities during the first quarter of 2007, in connection with the rescission of our application of FASB Statement No. 159 to those securities.

Noninterest expense represents ordinary overhead expenses. These expenses increased by $3.7 million, or 9.1%, during the first nine months of 2008, compared with the first nine months of 2007. The following table reflects the details of this change:

	Nine Months Ended September 30,
(In thousands)	2008	2007	Change
Salaries and employee benefits	$23,555	$23,395	$160
Premises and fixed asset expense	5,994	6,308	(314)
Other expense	15,105	11,221	3,884

Total other expense	$44,654	$40,924	$3,730

Premises and fixed asset expense decreased by $314,000, or 5.0%, due to a decreased depreciation expense on computer equipment. Other noninterest expenses increased by $3.9 million, or 34.6%, due primarily to increases in FDIC insurance premiums, advertising expenses, and expenses relating to other real estate owned (“OREO”). Prior to 2008, Cadence paid the majority of its FDIC insurance premiums using credits with the FDIC; however, most of these credits were depleted in early 2008. For the nine months ended September 30, 2008, Cadence’s FDIC insurance premiums expense totaled approximately $605,000, as compared to approximately $128,000 for the nine months ended September 30, 2007. The advertising expenses were incurred as the result of a general brand advertising campaign implemented in 2008. For 2008, year-to-date advertising expenses were approximately $796,000, compared with approximately $536,000 for the comparable 2007 year-to-date period. The primary component of the increase in OREO expenses is a $2.7 million writedown representing a decline in market value of OREO property that we hold and have not yet sold. Also, due to the increased number of properties foreclosed on by Cadence, we incurred increased legal fees, appraisal fees, other maintenance and holding expenses, and losses on sales of OREO. These expenses totaled approximately $887,000 for the nine months ended September 30, 2008, as compared to approximately $453,000 for the nine months ended September 30, 2007.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 21.4% for the first nine months of 2007. The income tax benefit for the first nine months of 2008 results from the loss recognized for the period, as well as the tax benefits of our tax-exempt income.

Third quarter of 2008 compared to the third quarter of 2007

For the third quarter of 2008, we reported a net loss of $5.3 million, or $0.44 per share, compared to earnings of $2.6 million, or $.22 per share, for the third quarter of 2007.

Net interest income for the third quarter of 2008 was $13.5 million, compared to $14.6 million for the same quarter of 2007, a decrease of 7.5%. During the third quarter of 2008, the net interest margin was 3.00%, compared to 3.31% for the same period of 2007. This decrease in margin resulted primarily from our loan yields declining at a faster rate than the cost of funds. When comparing the third quarter of 2008 to the same quarter of 2007, we lost 205 basis points of yield on our loans but only reduced the cost of funds by 142 basis points. As discussed earlier, the 275 basis point reduction in the Federal Funds rate over this period significantly impacted our yields. Interest reversals have also negatively impacted our loan yields and margin. For the third quarter of 2008, we reversed approximately $524,000 of interest due to placing loans on nonaccrual status, as compared to only $199,000 during the third quarter of 2007. The difference in the amount of interest reversed in the third quarter of 2008 compared to the third quarter of 2007 resulted in a ten basis point reduction in loan yields and a seven basis point reduction in margin. Somewhat offsetting the margin impact of our declining loan yields was an increase in our average loan balances, from $1.31 billion during the third quarter of 2007 to $1.35 billion during the third quarter of 2008. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $3.2 million during the third quarter of 2007 to $11.7 million in the same quarter of 2008. The majority of this increase was due to increased softness in several of our real estate markets, overall economic conditions, and a credit downgrade on a single customer’s relationships.

Our noninterest income, exclusive of securities gains and losses, increased by $401,000, or 7.0%, from the third quarter of 2007 to the third quarter of 2008. The following table reflects the details of this change:

	Quarter Ended September 30,
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$2,453	$2,394	$59
Insurance commissions, fees and premiums	1,428	1,219	209
Trust Department income	542	594	(52)
Mortgage loan fees	275	497	(222)
Other income	1,459	1,052	407

Total other income	$6,157	$5,756	$401

Our Trust Department income and mortgage loan fees declined from the third quarter of 2007 to the third quarter of 2008. Trust Department income was impacted by lower investment balances reflecting the downturn of the equity markets during the period, and mortgage loan fees were affected by fewer loans closed during the period. However, our insurance commissions, fees and premiums increased by approximately 17.1% from the third quarter of 2007 to the third quarter of 2008, mostly due to increased income from crop insurance and life and health insurance policies. Our other noninterest income increased 38.7% from the third quarter of 2007 to the third quarter of 2008, primarily due to a gain of approximately $443,000 related to the sale of a previously closed branch property in Mississippi during the third quarter of 2008.

We recognized $70,000 in securities gains during the third quarter of 2008, compared to gains of $43,000 during the third quarter of 2007.

Noninterest expenses increased by $3.4 million, or 24.8%, during the third quarter of 2008, compared with the third quarter of 2007. The following table reflects the details of this change:

	Quarter Ended September 30,
(In thousands)	2008	2007	Change
Salaries and employee benefits	$7,839	$7,894	$(55)
Premises and fixed asset expense	1,990	2,134	(144)
Other expense	7,404	3,784	3,620

Total other expense	$17,233	$13,812	$3,421

Expenses related to premises and fixed assets decreased by $144,000 between the third quarter of 2007 and the third quarter of 2008, due to a decrease in computer equipment depreciation expense. Salaries and employee benefits remained virtually flat. Other noninterest expenses increased by $3.6 million, or 95.7%, from the third quarter of 2007 to the third quarter of 2008, due primarily to increases in FDIC insurance premiums, advertising expenses, and expenses relating to OREO. As discussed earlier, prior to 2008, Cadence paid the majority of its FDIC insurance premiums using credits with the FDIC; however, most of these credits were depleted in early 2008. For the third quarter of 2008, Cadence’s FDIC insurance premiums expense totaled approximately $267,000, as compared to approximately $42,000 for the third quarter of 2007. The advertising expenses were incurred as the result of a general brand advertising campaign implemented in 2008. Advertising expenses for the third quarter of 2008 were approximately $280,000, compared with approximately $119,000 for the third quarter of 2007. The primary component of the increase in OREO expenses is a $2.7 million writedown representing a decline in market value of OREO property that we hold and have not yet sold. Also, due to the increased number of properties foreclosed on by Cadence, we incurred increased legal fees, appraisal fees, other maintenance and holding expenses, and losses on sales of OREO. These expenses totaled approximately $750,000 for the third quarter of 2008, as compared to approximately $100,000 for the third quarter of 2007.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 24.7% for the third quarter of 2007. The income tax benefit for the third quarter of 2008 results from the loss recognized for the period, as well as the tax benefits of our tax-exempt income.

Financial Condition

During the first nine months of 2008, our total assets increased by approximately $0.9 million, and our loan portfolio increased by $11.9 million, or 0.9%. This loan growth originated primarily in our Middle Tennessee and Florida markets.

The allowance for loan losses as of September 30, 2008 was $18.1 million, as compared to $14.9 million as of December 31, 2007 and $13.1 million as of September 30, 2007. We have tightened our underwriting standards for certain segments based on recent changes in market conditions.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio. Classified assets included loans ninety days or more past due but still accruing interest, non-accrual loans, and other real estate owned.

	Nine Months Ended 9/30/08	Year Ended 12/31/07	Nine Months Ended 9/30/07
Non-performing loans as a percentage of total loans	2.2%	0.7%	0.8%
Non-performing assets as a percentage of total loans and other real estate owned	3.2%	1.5%	1.5%
Allowance for loan losses as a percentage of non-performing loans	62.3%	163.4%	124.9%
Allowance for loan losses as a percentage of total loans	1.3%	1.1%	1.0%
Classified assets as a percentage of capital	43.1%	25.6%	17.9%
Classified loans as a percentage of total loans	4.9%	2.9%	1.9%
Net charge-offs as a percentage of average net loans outstanding	1.1%	0.4%	0.4%

Based on the evaluations described in the “Critical Accounting Policies” section of this management’s discussion and analysis and the information above, the allowance for loan losses at September 30, 2008 was deemed adequate to cover exposure within our loan portfolio.

Our liabilities increased slightly from $1.79 billion at December 31, 2007 to $1.80 billion at September 30, 2008, an increase of $9.4 million, or 0.5%. During the first nine months of 2008, deposits increased by $19.3 million, or 1.4%. The increase resulted from a $13.8 million, or 1.1%, increase in interest-bearing deposits, primarily brokered deposits, and a $5.6 million, or 3.2%, increase in noninterest-bearing deposits. Also during the first nine months of 2008, other borrowings, primarily Federal Home Loan Bank (“FHLB”) advances, decreased by $13.4 million, or 6.4%. Our objective is to fund loan growth with the proper mix of retail and wholesale funding that will maximize net interest income and yet maintain our core deposits at an acceptable level.

Shareholders’ equity decreased from $194.4 million at December 31, 2007 to $185.9 million at September 30, 2008. We reported a net loss of $640,000 during this period and declared dividends of approximately $6.5 million. Also, a decline in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income balance to decrease from an unrealized loss of $1.6 million at December 31, 2007, to an unrealized loss of $2.7 million at September 30, 2008.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At September 30, 2008, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines; therefore, the Bank is classified as well-capitalized as of September 30, 2008.

Dividends paid by the Corporation were provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At September 30, 2008, without approval from the Comptroller of the Currency, Cadence does not have the ability to pay dividends to the Corporation for the remainder of 2008. However, the Corporation has sufficient liquidity at the holding company level to pay dividends to shareholders.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At September 30, 2008, there were no formal borrowings between the Corporation (or any of its non-banking subsidiaries) and the Bank.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2008, the amount of unfunded commitments outstanding was $299.3 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of September 30, 2008, the amount of outstanding letters of credit was $15.9 million.

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

Market Risk

During the first nine months of 2008, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of September 30, 2008, we had two outstanding swaps with an aggregate notional amount of $20 million. The original maturities on the swaps range from twelve months to fifteen months, and rates range from 5.735% to 5.905%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement.

As required by FASB Statement No. 133, we measured the effectiveness of these transactions as of September 30, 2008 and determined that they remained “highly effective,” as defined by the Statement. See Note 9 of the Notes to Consolidated Financial Statements for more information.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. At September 30, 2008, our balance sheet reflected approximately $100.7 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents approximately 5.07% of total assets and indicates that we are slightly asset sensitive. This computation results from a static gap analysis that weighs assets and liabilities equally. Management believes this position to be acceptable in the current interest rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	(Amounts in Thousands) Average Balance
	Three Months Ended 9/30/08	Nine Months Ended 9/30/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$1,352,760	$1,352,819	$1,284,762
Federal funds sold and other interest-bearing assets	32,143	24,289	19,384
Securities:
Taxable	318,814	324,951	335,564
Tax-exempt	113,560	112,021	104,995

Totals	1,817,277	1,814,080	1,744,705

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,262,568	1,238,133	1,248,812
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	356,984	373,908	293,087

Totals	1,619,552	1,612,041	1,541,899

Net amounts	$197,725	$202,039	$202,806

	(Amounts in Thousands) Interest For
	Three Months Ended 9/30/08	Nine Months Ended 9/30/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$19,592	$63,095	$99,591
Federal funds sold and other interest-bearing assets	167	427	970
Securities:
Taxable	3,971	12,240	17,173
Tax-exempt	1,169	3,476	4,379

Totals	24,899	79,238	122,113

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	8,642	28,091	49,945
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2,718	9,047	14,900

Totals	11,360	37,138	64,845

Net amounts	$13,539	$42,100	$57,268

	Yields Earned And Rates Paid (%)
	Three Months Ended 9/30/08	Nine Months Ended 9/30/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	5.76	6.23	7.75
Federal funds sold and other interest-bearing assets	2.07	2.35	5.00
Securities:
Taxable	4.95	5.03	5.12
Tax-exempt	4.10	4.14	4.17

Totals	5.45	5.83	7.00

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	2.72	3.03	4.00
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	3.03	3.23	5.08

Totals	2.82	3.08	4.21

Net margin	3.00	3.10	3.28

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.30	6.38	6.42

Total earning assets	5.65	5.97	7.13

Net margin	3.10	3.24	3.42

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Please refer to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

11	Statement re computation of per-share earnings

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION Registrant

Date: November 7, 2008	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of per-share earnings	26

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer	27

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer	28

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	29

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	30