Form 10-K
period 2008-12-31
CADENCE FINANCIAL CORP
filed 2009-03-12
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates as of June 30, 2008, was approximately $115,406,397, based on most recent sale.

The number of shares outstanding of the registrant’s common stock as of February 28, 2009 is 11,914,814 shares.

Documents incorporated by reference

Portions of the Corporation’s proxy statement for the 2009 annual meeting of shareholders expected to be filed on or before April 10, 2009 are incorporated by reference into Part III and portions of the Corporation’s annual report to shareholders are incorporated by reference into Part IV.

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

ITEM 1 - BUSINESS

Cadence Financial Corporation

Cadence Financial Corporation (the “Corporation”) is a financial holding company organized under the laws of the State of Mississippi. The Corporation’s assets consist primarily of its investment in Cadence Bank, N.A. (“Cadence”), a national banking corporation, and its primary activities are conducted through Cadence. Cadence and its subsidiaries are collectively referred to herein as “Cadence”.

The Corporation’s principal executive offices are located at 301 East Main Street, Starkville, MS 39759 and its telephone number is 662-323-1341.

Cadence Bank, N.A.

Cadence is engaged in general banking business and activities closely related to banking, as permitted by the banking laws and regulations of the United States.

Cadence provides a complete line of wholesale and retail financial services, including mortgage loans, investment services, insurance brokerage and trusts. The customer base is well diversified and consists of business, agriculture, government, education and individual accounts in the states of Alabama, Florida, Georgia, Mississippi and Tennessee. Profitability and growth have been important goals throughout Cadence’s history. To maintain such growth and profitability, given a relatively slow economy and low loan demand in its core Mississippi market area, the Corporation began to expand into higher growth markets. As part of this business strategy, the Corporation acquired Enterprise Bancshares in Tennessee, SunCoast Bank (“SunCoast”) in Florida and Seasons Bank (“Seasons”) in Georgia. Cadence has also opened new branches in Hoover, Alabama and Brentwood and Franklin, Tennessee.

Mississippi. Cadence is the largest commercial bank domiciled in the north central “Golden Triangle” area of Mississippi. In Mississippi, a total of nineteen banking facilities and an operations/administration center serve the communities of Aberdeen, Amory, Brooksville, Columbus, Hamilton, Maben, New Hope, Philadelphia, West Point and Starkville. This area extends into six Mississippi counties with a radius of approximately 65 miles from the main office in Starkville.

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

The following chart reflects, as of December 31, 2008, the distribution of total assets, loans, deposits and branches in the states in which Cadence conducts its business:

State	Assets	Loans	Deposits	Branches
Alabama	11%	16%	11%	18%
Florida	8%	11%	5%	8%
Georgia	2%	3%	2%	5%
Mississippi	49%	28%	66%	50%
Tennessee	30%	42%	16%	19%

	100%	100%	100%	100%

Other Operations. A wholly-owned subsidiary of Cadence, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”) operates as an independent insurance agency with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities and other commercial lines. GCM has locations in Aberdeen, Amory, Columbus, Starkville and West Point, Mississippi. At December 31, 2008, GCM had total assets of approximately $6.1 million, and for the year ended December 31, 2008, earned net income of approximately $429,000 on gross revenues of approximately $5.0 million.

Cadence has two other wholly-owned subsidiaries, NBC Service Corporation (“Service”), and NBC Insurance Services of Alabama, Inc. (“Insurance”). Service was formed to provide additional financial services that otherwise might not be provided by Cadence. For 2008, its primary activity was limited to its investment in Commerce National Insurance Company (“CNIC”). CNIC is a credit life insurance company whose primary source of income is from investment income on securities held in its portfolio. In 2002, Cadence discontinued selling credit life insurance on loans. As a result, the Corporation plans to allow CNIC’s outstanding insurance policies to run-off over the next several years and then to dissolve and liquidate CNIC. Insurance was formed in 1999 for the purpose of selling annuity products in the state of Alabama. For 2008, its activities were insignificant.

Competition

Cadence encounters strong competition in each of its markets, based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of services provided, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

Cadence currently serves six counties and ten municipalities in north central Mississippi. In this area, the Bank competes directly with numerous banking institutions, credit unions, finance companies, brokerage firms, mortgage companies and insurance companies. The competing banking institutions range in asset size from approximately $672 million to in excess of $144 billion (size of parent companies). Cadence is the largest bank domiciled in its immediate service area in Mississippi.

Cadence also serves the cities of Tuscaloosa and Hoover, Alabama; Memphis, Brentwood and Franklin, Tennessee; Sarasota and Bradenton, Florida; and Blairsville and Blue Ridge, Georgia. In these markets, Cadence competes with numerous financial institutions ranging in asset size from approximately $237 million to $2.3 trillion (based on the size of parent companies). Cadence also competes with numerous credit unions, finance companies, brokerage firms, mortgage companies and insurance companies in these markets.

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

Bank Holding Company Act and Gramm-Leach-Bliley Act. The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

FDIC. Cadence is a member of the Federal Deposit Insurance Corporation (“FDIC”), and as such, its deposits are insured by the FDIC to the extent provided by law.

Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

OCC. Dividends paid by the Corporation are substantially provided from dividends from Cadence. Generally, the approval of the Office of the Comptroller of the Currency (the “OCC”) is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. For 2009, without approval from the OCC, Cadence does not have the ability to pay dividends to the Corporation. However, the Corporation has sufficient liquidity at the holding company level to pay dividends to shareholders.

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

The Federal Reserve Board, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Corporation, and for the subsidiary banks of holding companies, such as Cadence. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The Corporation’s risk-based capital strategy is to maintain sufficient capital levels to qualify Cadence as “well capitalized” under the guidelines set forth by FDICIA. Maintaining capital ratios at the “well capitalized” level avoids certain restrictions, which, for example, could impact the FDIC assessment, trust services and asset/liability management of Cadence. At December 31, 2008, the Tier 1 and total capital ratios, respectively, of the Corporation (consolidated with Cadence) and Cadence (individually) were above the minimum 6% and 10% levels required to be categorized as “well capitalized” insured depository institutions.

The FDIC, OCC and Federal Reserve Board have historically had common capital adequacy guidelines involving minimum leverage capital and risk-based capital requirements:

The leverage capital requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum leverage ratio of Tier 1 capital to total average assets based on the institution’s rating under the international bank rating system, commonly referred to as the “CAMELS” rating system. “CAMELS” is an acronym for “Capital Adequacy, Asset Quality, Management Quality, Earnings, Liquidity and Sensitivity to Market Risk.” Institutions with a CAMELS rating of 1 that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions. At December 31, 2008, the Corporation’s leverage capital ratio was 7.7%.

The risk-based capital requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve Board require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8 percent. At December 31, 2008, the Corporation’s Tier 1 and total capital ratios were 10.1% and 11.4%, respectively.

Other Banking Regulations. Banks are subject to the provisions of Sections 23A and 23B of the Federal Reserve Act. Section 23A places limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23B, among other things, prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions with non-affiliated companies.

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

CNIC, GCM, and Insurance are subject to a variety of regulations by applicable state agencies. These agencies set reserve requirements and reporting standards and establish regulations, all of which affect business operations.

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

Public Company Regulations. The Corporation’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act. Consequently, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Corporation’s common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) and is subject to the rules and by-laws of NASDAQ. Penalties for violations of the rules can result in fines for the Corporation and in certain cases the suspension of trading in the Corporation’s common stock or delisting.

In 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company’s audit committee to pre-approve all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

The Sarbanes-Oxley Act also seeks to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their companies’ periodic reports regarding the accuracy of the periodic reports filed with the SEC, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies and (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods. In addition, public companies with securities listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors; (ii) each member of the company’s audit committee must be independent; (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (iv) the company’s audit committee must have the authority to engage independent advisors; and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

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

In response to the worsening financial and economic conditions in late 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Among other things this Act granted the U.S. Treasury the power, under a program called the Troubled Asset Relief Program (“TARP”), to purchase assets and equity from financial institutions in order to strengthen their financial position and the economy as a whole. Part of TARP included the Capital Purchase Program (“CPP”) where the U.S. Treasury could purchase preferred stock and equity warrants from qualifying institutions in exchange for direct capital infusion. We received $44 million under CPP in January 2009.

Institutions participating in CPP, like us, must comply with certain restrictions under the terms of the program. For so long as any preferred stock issued under the CPP remains outstanding, we are prohibited from increasing dividends on our common stock. We are also prohibited from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s prior consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties.

Additional restrictions were placed on us under the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”). Under the Stimulus Bill, institutions participating in TARP are restricted in their ability to pay bonuses and so-called “golden parachutes” to senior executives and certain other employees. The Stimulus Bill also requires greater participation of shareholders in executive pay decisions. Regulations further clarifying the extent of these restrictions are to be released by the U.S. Treasury by February of 2010.

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

Personnel

At December 31, 2008, Cadence had 439 full-time employees and GCM had 45 full-time employees. The Corporation, Service, Insurance and CNIC had no employees at December 31, 2008.

Executive Officers of the Registrant

The executive officers of the Corporation and a brief description of their principal employment during the last five years are listed below:

Name and Title	Age	Five-Year Experience
L. F. Mallory, Jr. Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence	66	Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence, since 1993

Mark A. Abernathy President and Chief Operating Officer and Chairman of Executive Committee, Cadence Financial Corporation and Cadence	52	President and Chief Operating Officer, Cadence Financial Corporation and Cadence, since 1997; Chairman of Executive Committee, Cadence Financial Corporation and Cadence, since 2006

Richard T. Haston Executive Vice President, Chief Financial Officer, and Secretary, Cadence Financial Corporation; Executive Vice President, Chief Financial Officer, and Secretary, Cadence	62	Executive Vice President, Chief Financial Officer, and Secretary, Cadence Financial Corporation, since May 2008; Executive Vice President, Chief Financial Officer, and Assistant Secretary, Cadence Financial Corporation, from July 2005 - May 2008; Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, Cadence Financial Corporation, from January 1997 - July 2005; Executive Vice President, Chief Financial Officer, and Secretary, Cadence, since May 2008; Executive Vice President and Chief Financial Officer, Cadence, from 1996 - May 2008

John R. Davis Vice President, Cadence Financial Corporation; Executive Vice President and Manager of Consumer Financial Services, Cadence	53	Vice President, Cadence Financial Corporation, since January 1999; Executive Vice President and Manager of Consumer Financial Services, Cadence, since December 2005; Senior Vice President and Trust Officer, Cadence, from January 1999 - December 2005

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

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by some financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment which could have an adverse effect on our borrowers or their customers, adversely affecting our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us. For example, a deepening national economic recession or further deterioration in local economic conditions in the Southeastern United States could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•

The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

The real estate market has experienced dramatic declines which may adversely affect our financial situation due to our concentration of credit exposure in commercial real estate.

As of December 31, 2008, we had approximately $670.6 million in loans to borrowers in the commercial real estate industry, representing approximately 50.5% of our total loans outstanding as of that date. The real estate consists primarily of office buildings and shopping centers and also includes apartment buildings, owner-operated properties, warehouses and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions and a downturn in the local economy or in occupancy rates in the local economy where our property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Our allowance for loan losses may not be adequate to cover actual losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Management maintains an allowance for loan losses based upon, among other things, (1) historical experience, (2) an evaluation of local, regional and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, and (6) results of regulatory examinations. Based on such factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios. Although we believe that the allowance for loan and lease losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions differ or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowances for loan losses would result in a decrease in our net income and our capital balance.

The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurances that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

Our business is subject to various lending and other economic risks that could adversely impact its operating results and financial condition. Further deterioration in economic conditions, particularly in the Southeastern United States, could hurt our business. Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•

Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

We could suffer loan losses from a decline in credit quality and support.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. Our underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, may not prevent unexpected losses that could materially adversely affect our results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices often include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we makes, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in the allowance for loan losses.

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

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, governments in the U.S. and abroad have intervened on an unprecedented scale, responding to the stresses experienced in the global financial markets. Some of the measures subject us and other institutions for which they were designed to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the price of our common stock.

In addition, given the current economic and financial environment, regulators may elect to alter standards or their interpretation of such standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies. Such changes may limit our ability to increase our revenues and cause us to incur additional expenses, as well as subject us to unintended, adverse consequences which may impact our operations, financial condition or business prospects.

Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and around the world. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S. are possible in the years ahead. Such initiatives could negatively affect our earnings. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

In addition, the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC and NASDAQ that are now applicable to us have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

The financial services industry faces substantial litigation and legal liability risks.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. In connection therewith, any substantial legal liability resulting therefrom could materially and adversely affect our business, financial condition or results of operations.

The financial services industry faces increased regulatory risks in this economic environment.

We, along with all financial institutions, are reviewed by our primary governmental regulator on a periodic basis (in our case annually). The regulators review the business of each institution, including among other things, credit and other risks, accounting issues, operational matters and internal controls. Additionally, the regulator will review management systems for their adequacy. In this economic environment (with the credit risks associated with further declines in the real estate market) and as a recipient of TARP funds, we expect such reviews by our regulator to be more intensive. Such reviews could require us to enhance our operational, risk management and internal control practices, planning processes, procedures and policies, among other things. If such enhancements are deemed necessary by our regulator, the regulator may require us to enter into agreements to address those perceived risks or concerns. The number of these types of actions has increased significantly in this economic environment and could have a negative impact on our business.

Changes in monetary policy and interest rates could adversely affect our profitability.

Our results of operations are impacted by credit policies of monetary authorities, particularly the Federal Reserve Board. Our profitability depends to a significant extent on our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income of some of our non-interest income sources. For example, if mortgage interest rates increase, the demand for residential mortgage loans will likely decrease, having an adverse effect on our mortgage loan fee income. Continuing declines in security values could further reduce trust and investment income.

In light of changing conditions in the national economy and in the financial markets, particularly the uncertain economic environment, the continuing threat of terrorist acts and the current military operations in the Middle East, no prediction can be made as to possible future changes in interest rates, which may negatively affect our deposit levels, our loan demand and our business and earnings. Furthermore, the actions of the United States and other governments in response to ongoing economic crisis may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Liquidity needs could adversely affect our results of operations and financial condition.

The primary sources of funds of Cadence are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, brokered deposits and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand or if regulatory decisions should limit their availability. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or that our Corporation, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Expanding or combining with acquired companies may be more difficult, costly, or time-consuming than we expect.

Our recent growth plans have included the expansion of de novo branches and the acquisition of other financial institutions. However, the current economic and regulatory environment may make such acquisitions and expansions more difficult and less attractive and decrease the likelihood that we will carry out such plans. In the event such an acquisition does occur, it is possible that the integration process of the acquisition could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the acquisition. If we have difficulties with the integration process, we might not achieve the economic benefits expected to result from the acquisition. As with any acquisition of a banking institution, there also may be business disruptions that cause us to lose customers or cause customers to remove their deposits or loans from us and move their business to competing financial institutions.

Our ability to pay dividends is strictly limited under TARP and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. In addition, the ability of Cadence to pay dividends to the Corporation is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to national banks that are regulated by the OCC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

Under the terms of the TARP, for so long as any preferred stock issued under the TARP remains outstanding, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s prior consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the TARP to third parties. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

At December 31, 2008, Cadence’s properties consisted of 38 full-service bank branches (including the main office in Starkville, Mississippi), of which 30 are owned premises and 8 are leased from third parties. Cadence also owns two operations centers in Starkville, Mississippi and Memphis, Tennessee. GCM operates from five separate locations, two of which are leased. The Corporation, Service, Insurance and CNIC did not own or lease any properties at December 31, 2008.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on December 18, 2008, for the purpose of approving an amendment to the Corporation’s Restated Articles of Incorporation to authorize the issuance of preferred stock. The amendment was approved by the following vote:

For	Against	Withheld
5,684,169	1,645,104	12,531

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common stock market prices for the year ended December 31, 2008 are included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption, “Market Information.”

Number of Security Holders

The Corporation had 2,417 security holders of record as of December 31, 2008.

Dividends

Dividends on common stock were declared quarterly in 2008 and 2007, and totaled as follows:

	(In Thousands) December 31,
	2008	2007
Dividends declared, $0.60 per share	$7,144	$—
Dividends declared, $1.00 per share	$—	$11,897

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

The graph assumes that $100 was invested in shares of the relevant issuers on December 31, 2002, and all dividends were immediately invested in additional shares. The value of the initial $100 investment is shown at one-year intervals, for a five-year period ending December 31, 2008. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization.

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$81,533	$99,591	$74,182	$53,035	$43,242
Interest and dividends on securities	20,832	21,552	21,500	19,480	18,796
Other interest income	492	970	1,312	669	346

Total interest income	102,857	122,113	96,994	73,184	62,384
Interest expense	47,330	64,845	46,512	27,970	21,186

Net interest income	55,527	57,268	50,482	45,214	41,198
Provision for loan losses	28,599	8,130	1,656	2,128	3,522

Net interest income after provision for loan losses	26,928	49,138	48,826	43,086	37,676

Service charges on deposit accounts	9,133	9,295	8,878	7,952	8,581
Other income	13,859	8,190	11,115	11,983	11,526

Total noninterest income	22,992	17,485	19,993	19,935	20,107

Salaries and employee benefits	30,690	30,707	28,766	24,934	23,415
Occupancy and equipment expense	7,993	8,372	6,815	6,172	5,861
Other expenses	19,612	14,963	14,101	13,639	12,451

Total noninterest expenses	58,295	54,042	49,682	44,745	41,727

Income (loss) before income taxes	(8,375)	12,581	19,137	18,276	16,056
Income tax expense (benefit)	(5,019)	2,788	4,984	4,522	3,757

Net income (loss)	$(3,356)	$9,793	$14,153	$13,754	$12,299

PER SHARE DATA
Net income (loss) - basic	$(0.28)	$0.82	$1.37	$1.68	$1.51
Net income (loss) - diluted	(0.28)	0.82	1.37	1.68	1.50
Dividends	0.60	1.00	1.00	0.98	0.96
FINANCIAL DATA
Total assets	$1,979,269	$1,984,155	$1,899,948	$1,446,117	$1,439,573
Net loans	1,307,599	1,322,921	1,210,710	851,332	817,649
Total deposits	1,461,159	1,425,566	1,460,523	1,121,684	1,116,373
Long-term obligations (1)	181,431	94,284	110,832	126,779	121,991
Total shareholders’ equity	185,565	194,370	191,265	116,984	114,766

(1)	Long-term obligations are defined as those obligations with maturities in excess of one year. The Corporation’s long-term obligations consist of certain term repurchase agreements (included in the “Federal funds purchased and securities sold under agreements to repurchase” caption on our consolidated balance sheets), subordinated debentures, and certain Federal Home Loan Bank borrowings (included in the “Other borrowed funds” caption on our consolidated balance sheets).

SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	Average balance sheets (consolidated):

The following table presents, for the years indicated, condensed daily average balance sheet information.

	(In Thousands)
	2008	2007	2006
Assets:
Cash and due from banks	$38,836	$46,604	$41,290
Securities:
Taxable	326,097	335,564	343,515
Tax-exempt	110,691	104,995	116,328

Total securities	436,788	440,559	459,843

Federal funds sold and other interest-bearing assets	21,581	19,384	25,893
Loans	1,350,869	1,284,762	973,466
Less allowance for loan losses	14,126	12,641	10,463

Net loans	1,336,743	1,272,121	963,003
Other assets	157,287	149,951	141,579

Total Assets	$1,991,235	$1,928,619	$1,631,608

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$180,286	$175,196	$165,939
Interest-bearing	1,238,156	1,248,812	1,061,250

Total deposits	1,418,442	1,424,008	1,227,189
Federal funds purchased and securities sold under agreements to repurchase	104,334	95,406	63,830
Borrowed funds	266,024	197,681	144,097
Other liabilities	11,921	19,663	5,020

Total liabilities	1,800,721	1,736,758	1,440,136

Shareholders’ equity	190,514	191,861	191,472

Total Liabilities and Shareholders’ Equity	$1,991,235	$1,928,619	$1,631,608

B.	Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	(In Thousands) Average Balance
	2008	2007	2006
EARNING ASSETS
Loans	$1,350,870	$1,284,762	$973,466
Federal funds sold and other interest-bearing assets	21,581	19,384	25,893
Securities:
Taxable	326,097	335,564	343,515
Tax-exempt	110,691	104,995	116,328

Totals	1,809,239	1,744,705	1,459,202

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	1,238,156	1,248,812	1,061,250
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	370,358	293,087	207,927

Totals	1,608,514	1,541,899	1,269,177

Net Amounts	$200,725	$202,806	$190,025

	($ In Thousands) Average Balance			Yields Earned And Rates Paid (%)
	2008	2007	2006	2008	2007	2006
EARNING ASSETS
Loans	$81,533	$99,591	$74,182	6.04	7.75	7.62
Federal funds sold and other interest-bearing assets	492	970	1,312	2.28	5.00	5.07
Securities:
Taxable	16,296	17,173	16,641	5.00	5.12	4.84
Tax-exempt	4,536	4,379	4,859	4.10	4.17	4.18

Totals	102,857	122,113	96,994	5.69	7.00	6.65

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	35,682	49,945	35,992	2.88	4.00	3.39
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	11,648	14,900	10,520	3.15	5.08	5.06

Totals	47,330	64,845	46,512	2.94	4.21	3.66

Net interest income	$55,527	$57,268	$50,482

Net yield on earning assets				3.07	3.28	3.46

(1)	Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

(2)	For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.

(3)	Interest income on loans includes related fees.

C.	Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the year-to-year changes in both the rate and volume components of net interest income at December 31:

	(In Thousands) 2008 Over 2007 Change Due To:			(In Thousands) 2007 Over 2006 Change Due To:
	Total	Rate	Volume	Total	Rate	Volume
EARNING ASSETS
Loans	$(18,058)	$(23,550)	$5,492	$25,409	$1,287	$24,122
Federal funds sold and other interest-bearing assets	(478)	(604)	126	(342)	(18)	(324)
Securities:
Taxable	(877)	(398)	(479)	532	886	(354)
Tax-exempt	157	(70)	227	(480)	(12)	(468)

Totals	$(19,256)	$(24,622)	$5,366	$25,119	$2,143	$22,976

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$(14,263)	$(13,841)	$(422)	$13,953	$7,039	$6,914
Interest on borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(3,252)	(10,625)	7,373	4,380	42	4,338

Totals	$(17,515)	$(24,466)	$6,951	$18,333	$7,081	$11,252

(1)	Change in volume is the change in volume times the previous year’s rate.

(2)	Change in rate is the change in rate times the previous year’s balance.

(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

II. INVESTMENT PORTFOLIO

A.	The following tables present the book values of securities as of the dates indicated:

	(In Thousands) December 31,
	2008	2007	2006
U. S. Treasury	$326	$300	$300
U. S. Government agencies and mortgage-backed securities	310,615	311,459	326,555
States and political subdivisions	107,804	113,048	108,833
Other	17,684	18,284	12,892

Total book value	$436,429	$443,091	$448,580

B.	The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2008, and the weighted-average yield of such securities:

	($ In Thousands) Weighted-Average Yield
	0 - 1 Year	Yield (%)	1 - 5 Years	Yield (%)	5-10 Years	Yield (%)
Securities:
U. S. Treasury	$—	—	$326	2.96%	$—	—
U. S. Government agencies	4,101	4.75%	48,581	4.20%	25,867	5.03%
Nontaxable municipals	2,868	3.57%	20,232	4.92%	34,965	5.19%
Taxable municipals	40	4.00%	156	4.53%	1,966	5.11%
Other	501	5.73%	248	8.61%	—	—

Total	$7,510		$69,543		$62,798

	10+ Years	Yield (%)
U. S. Government agencies	$11,611	5.74%
Nontaxable municipals	45,588	6.75%
Taxable municipals	1,989	5.58%
Other	16,934	3.96%

Total	$76,122

	Book Value	Yield (%)
Mortgage-backed securities	$220,455	5.24%

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

At December 31, 2008, there were no securities from any issuers in excess of 10% of stockholders’ equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

A.	Type of loans

The amount of loans outstanding by type at the indicated dates are shown in the following table:

	(In Thousands) December 31,
Type	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$244,213	$265,707	$257,661	$209,017	$155,858
Real estate - construction	351,935	431,814	347,568	143,729	119,637
Real estate - mortgage	684,827	586,909	559,604	457,453	478,792
Installment loans to individuals	32,388	37,121	38,833	40,825	57,599
Other	14,966	16,296	19,280	9,620	16,677

Total loans	$1,328,329	$1,337,847	$1,222,946	$860,644	$828,563

B.	Maturities and sensitivities of loans to changes in interest rates

The following table sets forth as of December 31, 2008, the amount of loans due in the periods indicated:

	(In Thousands)
Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$151,713	$86,437	$6,063	$244,213
Real estate - construction	299,213	48,782	3,940	351,935

	$450,926	$135,219	$10,003	$596,148

Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Loans with:
Predetermined interest rates	$218,811	$129,784	$10,004	$358,599
Floating interest rates	232,114	5,435	—	237,549

	$450,925	$135,219	$10,004	$596,148

C.	Non-performing loans

1.	The following table states the aggregate amount of loans that were non-performing on the dates indicated:

	(In Thousands) December 31,
Type	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis	$23,761	$3,460	$1,435	$498	$1,918
Accruing loans past due 90 days or more	3,467	5,493	1,146	2,043	1,094
Renegotiated “troubled” debt	4,397	180	151	73	1,502

2.	There were no loan concentrations in excess of 10% of total loans at December 31, 2008. However, lending activities are affected by the economic trends within the areas served by the Corporation and its subsidiaries. These economic trends, in turn, can be influenced by the areas’ larger employers and industries, such as Mississippi State University and Columbus Air Force Base in Mississippi; University of Alabama and Mercedes-Benz Automotive Plant in Alabama; Federal Express and Auto Zone in Tennessee; and the tourism industry in Florida.

3.	There were no outstanding foreign loans at December 31, 2008.

4.	Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the table above do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Corporation or the Bank, or their future operating results, liquidity or capital resources.

5.	If all nonaccrual loans had been current throughout their terms, management estimates that interest income would have increased by approximately $1.2 million for the year ended December 31, 2008.

6.	Management stringently monitors loans that are classified as non-performing. Non-performing loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (a) the classification of a loan as non-accrual internally or by regulatory examiners, (b) delinquency on principal for 90 days or more unless management is in the process of collection, (c) a balance remains after repossession of collateral, (d) notification of bankruptcy, or (e) management judges that non-accrual status is appropriate.

7.	At December 31, 2008, the recorded investment in loans identified as impaired totaled approximately $59.7 million. The allowance for loan losses related to these loans approximated $10.1 million. The average recorded investment in impaired loans during the year ended December 31, 2008, was $35.5 million. For the year ended December 31, 2008, management estimates that the amount of income recognized on impaired loans was approximately $1.5 million.

D.	Other interest-bearing assets

There were no other interest-bearing non-performing assets at December 31, 2008.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following table shows changes in the Corporation’s allowance for loan losses for the periods indicated:

	($ In Thousands) Years Ended December 31,
	2008	2007	2006	2005	2004
Beginning balance	$14,926	$12,236	$9,312	$10,914	$6,181
Allowance of acquired entity	—	—	3,116	—	4,547

	14,926	12,236	12,428	10,914	10,728
Charge-offs:
Domestic:
Commercial, financial and agricultural	(1,582)	(2,547)	(749)	(1,320)	(732)
Real estate	(21,000)	(2,952)	(526)	(1,373)	(2,070)
Installment loans and other	(1,339)	(1,999)	(1,358)	(1,927)	(1,308)

Total charge-offs	(23,921)	(7,498)	(2,633)	(4,620)	(4,110)

Recoveries:
Domestic:
Commercial, financial and agricultural	379	408	259	52	133
Real estate	322	1,171	119	348	185
Installment loans and other	425	479	407	490	456

Total recoveries	1,126	2,058	785	890	774

Net charge-offs	(22,795)	(5,440)	(1,848)	(3,730)	(3,336)

Provision charged to operations	28,599	8,130	1,656	2,128	3,522

Ending balance	$20,730	$14,926	$12,236	$9,312	$10,914

Ratio of net charge-offs to average loans outstanding	1.69	0.42	0.19	0.46	0.44

Estimated charge-offs in 2009 are as follows: commercial, financial and agricultural - $2.1 million; real estate - $22.0 million; and installment loans and other - $900,000.

The following table indicates the ratio of allowance for loan losses to loans outstanding at year-end:

	December 31,
	2008	2007	2006	2005	2004
Ratio of allowance for loan losses to loans outstanding at year end	1.56	1.12	1.00	1.08	1.32

B.	Determination of Allowance for Loan Losses

The determination of the allowance for loan losses requires significant judgment. The balance of the allowance for loan losses reflects management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining portfolio. Reference should be made to Note A.6. (“Allowance for Loan Losses”) in the Notes to Consolidated Financial Statements and to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following schedule sets forth the components of the allowance for loan losses for the periods indicated. This allocation is based upon the consistent, quarterly evaluation of the adequacy of the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any category.

	2008		2007		2006
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$59,664	$10,075	$23,824	$4,396	$13,577	$2,113
Graded loans	86,376	1,876	24,728	852	32,682	972
Homogeneous pools	141,318	584	133,191	570	105,114	524
Other loans	1,040,971	4,195	1,156,104	4,246	1,071,573	6,107
Unallocated component	—	4,000	—	4,862	—	2,520

	$1,328,329	$20,730	$1,337,847	$14,926	$1,222,946	$12,236

	2005		2004
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$10,544	$1,293	$4,107	$2,237
Graded loans	19,978	812	44,820	3,805
Homogeneous pools	120,315	855	232,618	2,230
Other loans	709,807	4,768	547,018	1,905
Unallocated component	—	1,584	—	737

	$860,644	$9,312	$828,563	$10,914

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

Real Estate Loans

The Bank originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2008, these loans totaled $1.0 billion, or approximately 76% of the Bank’s loan portfolio.

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

Consumer and Other Loans

Cadence offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $31 million, or 2% of total loans, at December 31, 2008. Consumer loans are originated in order to provide a wide range of financial services to customers.

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

The Bank makes commercial business loans on both a secured and unsecured basis with terms generally not exceeding five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2008, commercial business loans represented $219 million, or approximately 17%, of the Bank’s total loan portfolio.

V. DEPOSITS

	($ In Thousands)
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
A. Average deposits:
Domestic:
Noninterest-bearing	$177,670	—	$175,196	—	$165,939	—
Interest-bearing demand (1)	526,918	1.80%	489,136	2.95%	414,137	2.51%
Savings	40,261	0.58%	42,310	0.78%	42,218	0.46%
Time	670,977	3.87%	717,366	4.91%	604,895	4.20%
Foreign	N/A		N/A		N/A

Total	$1,415,826		$1,424,008		$1,227,189

(1)	Includes Money Market accounts

B.	Other categories - None

C.	Foreign deposits - Not applicable

D.	Time certificates of deposit of $100,000 or more and maturities at December 31, 2008:

	(In Thousands)
	Total	3 Months or Less	3 Months Through 6 Months	6 Months Through 12 Months	Over 12 Months
Time certificates of deposit of $100,000 or more	$425,901	$161,595	$72,579	$122,346	$69,381

E.	Foreign office time deposits of $100,000 or more - Not applicable

VI. RETURN ON EQUITY AND ASSETS

The following financial ratios are presented for analytical purposes:

	December 31,
	2008	2007	2006
Return on assets (net income divided by total average assets)	(0.2)	0.5	0.9
Return on equity (net income divided by average equity)	(1.8)	5.1	9.0
Dividend payout ratio (dividends per share divided by basic net income per share)	* *	122.0	73.0
Equity to asset ratio (average equity divided by average total assets)	9.6	9.9	9.6

**	For the year ended December 31, 2008, dividends paid exceeded net income.

VII. SHORT-TERM BORROWINGS

	($ In Thousands)
	2008	2007	2006
Balance at year end	$48,527	$57,060	$30,838
Weighted average interest rate at year end	0.92%	3.40%	3.43%
Maximum amount outstanding at any month end for the year	$75,068	$57,060	$30,838
Average amount outstanding during the year	54,334	45,406	37,578
Weighted average interest rate during the year	1.81%	3.58%	3.31%

Note: Short–term borrowings include federal funds purchased and securities sold under agreements to repurchase (excluding certain term repurchase agreements).

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of the financial condition, changes in financial condition and results of operations of the Corporation). You should read this discussion in conjunction with the Consolidated Financial Statements, including the notes thereto, and the Supplemental Financial Data included elsewhere in this report.

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

Cadence’s profitability, like that of many financial institutions, is dependent on its ability to generate revenue from net interest income and noninterest income sources. Net interest income is the difference between the interest income Cadence receives on earning assets, such as loans and securities, and the interest expense Cadence pays on interest-bearing liabilities, principally deposits and borrowings. Noninterest income includes fees from service charges on deposit accounts, trust, investment activities, mortgage origination, insurance and other customer services which Cadence provides. Results of operations are also affected by the provision for loan losses and noninterest expenses such as salaries, employee benefits, occupancy and other operating expenses, including taxes.

Economic conditions, competition, the regulatory environment, and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including Cadence. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition among financial institutions, customer preferences, interest rate conditions and prevailing market rates on competing products in Cadence’s market areas.

During 2008, three major factors significantly impacted our operating results, as follows:

•

A $20.5 million increase in provision for loan losses due to a general deterioration in the real estate sectors of some of our markets, overall economic conditions, and credit downgrades on some customer relationships.

•	Federal Reserve rate reductions totaling four hundred basis points in 2008. These rate reductions impacted our yields on earning assets and cost of funds.

•

A $3.6 million increase in legal fees, appraisal fees and other maintenance and holding expenses, as well as losses on sales of other real estate owned (“OREO”), due to an increase in properties on which Cadence has foreclosed.

For 2008, our non-tax equivalent net interest margin was 3.07%, compared to 3.28% for 2007. Our loan yields declined by 171 basis points between 2007 and 2008; however, our overall cost of funds only declined by 127 basis points. Pricing for deposits did not decline at the same pace as variable rate loans (which comprise approximately 64% of our loan portfolio) because of the strong competition for these funds. Our margins were continually under pressure due to the rate reductions occurring throughout 2008 and the timing differences between the repricing of our interest-bearing assets and liabilities.

Our provision for loan losses was substantially higher in 2008 as compared to 2007, due to a further deterioration in the real estate sectors of some of our markets, overall economic conditions, and credit downgrades on some customer relationships. We do not engage in any sub-prime or Alt A lending; therefore, none of the increase in our provision for loan losses related to or was affected by these types of loans. Our underwriting standards have tightened based on recent changes in market conditions, and we believe that the current level of our allowance for loan losses is adequate as of December 31, 2008.

During 2008, noninterest income, including gains and losses on securities, increased from $17.5 million to $23.0 million. Noninterest income for 2007 reflects an impairment loss on certain investment securities that related to our decision to rescind the application of FASB Statement No. 159 to these securities. The components of and other reasons for the increase in noninterest income are discussed more fully below. Noninterest income accounted for 29.3% of income in 2008, 23.4% of income in 2007, and 28.4% of income in 2006. The growth of noninterest income continues to be an important part of our strategic goals.

One of our goals in 2008 was to continue to control the level of noninterest expenses. During 2008, total noninterest expenses increased by $4.3 million, or 7.9%, as compared to the year ended December 31, 2007. The majority of the increase, or $3.6 million, is attributable to increased costs associated with OREO.

For 2008, we reported a net loss of $3.4 million, or $0.28 per diluted share, compared to net income of $9.8 million, or $0.82 per diluted share, for 2007.

In January 2009, we closed on the sale of $44 million in non-voting preferred stock to the U.S. Treasury Department under its Capital Purchase Program. This additional capital strengthens our capital base significantly above regulatory requirements. We will deploy these funds into short-term investments so that we can convert them quickly to fund future loan growth while minimizing our interest rate risks. Our goal is to offset the cost of the preferred stock dividend by conservatively leveraging this capital; however, this objective will be difficult in the current low interest rate and slow loan growth environment.

Our most significant challenge for 2009 is credit quality. We have taken an aggressive stance in addressing credit issues in our loan portfolio to minimize future risks. We have increased our focus on underwriting standards and have revamped our loan policy. We also have a special assets team in place to manage workout situations and to assist in the timely disposition of defaulted assets. Our management information systems relating to loan concentrations provide us with current and detailed information about the status of the loans in our portfolio. We feel that these steps place us in the best position possible to manage credit quality; however, credit quality will remain an issue as long as current economic trends, including increasing unemployment rates and declining real estate prices, continue.

We expect our loan portfolio balance to remain flat or decline slightly during the first part of 2009. Our recent loan growth was mostly attributable to real estate-related credits, but with declining demand, higher credit standards for these loans, and the regulatory attitude toward real estate-related loans, generating new loans in this current environment will be a challenge. We intend to diversify our portfolio with more commercial loans as opportunities arise. Currently, we expect that interest rates will remain flat for 2009. We based our 2009 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We remain focused on our strategy to build future earnings and understand that improved asset quality and margin growth are the real keys to achieving that strategy. We also continue to refine our funding plan, including both the mix and the funding decisions we make, but remain within our policies regarding types of funding to be used. To optimize costs, we must remain somewhat flexible. The additional capital raised through the preferred stock sale to the U.S. Treasury will play an important part in supporting future loan growth.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our new expanded footprint. We continue to leverage the investments in infrastructure that we have made over the past few years and believe that they will continue to have a positive impact on our costs going forward, as well as provide us with a solid platform on which to expand future operations. Reducing our efficiency ratio remains a key objective. However, our noninterest expenses will be negatively affected by the significant increase in FDIC insurance premiums. Costs associated with OREO will also negatively affect our noninterest expenses in 2009.

In summary, our largest challenges in 2009 are credit quality and improving our net interest margin. We are managing our credit problems aggressively and refining our risk management processes in order to enhance our future earnings.

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

Provision/Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management after their evaluation of the risk exposure contained in our loan portfolio. The senior credit officers and the loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value securing such loans. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following non-exclusive list of factors: historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. For the year ended December 31, 2008, we identified the following external risk factors: (1) declining national and local economic conditions; (2) increased risk associated with commercial real estate credits; and (3) the deterioration of real estate sectors in specific markets. These external risk factors are re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. Due to the speed in which some real estate credits are deteriorating in the current environment, it has been very difficult to project future potential losses in the loan portfolio. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

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

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. Management, with the assistance of actuarial consultants, selects the appropriate discount rate by performing an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities). Based on the analysis, management used a discount rate of 5.75% in 2006 and 2007 and a discount rate of 6.0% in 2008. We used an expected rate of return of 7.5% for 2006, 2007 and 2008. From a historical perspective, the rates of return on the plan were 9.5% for 2006, 7.6% for 2007, and (21.7%) for 2008. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service rules. As of December 31, 2008, the plan had a current accumulated benefit obligation of approximately $10.7 million, and plan assets with a fair value of approximately $10.7 million.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires us to recognize the funded status of the plan (defined as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. Detailed information on our pension plan and the related impacts of these changes on the amounts recorded in our financial statements can be found in Note M (“Employee Benefits”) of the Notes to Consolidated Financial Statements.

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

As of December 31, 2008, our securities portfolio included certain securities that were, by definition, impaired. We reviewed each of these securities to determine if any of the impairments were other-than-temporary. Using the criteria listed above, we determined that none of the impairments were other-than-temporary as of December 31, 2008.

Goodwill and Other Intangible Assets

Although FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill, it does require periodic testing for impairment. Due to the deterioration in the national financial markets in 2008 and the related impact on the fair value of the Corporation, we engaged a third party to conduct our goodwill impairment testing in accordance with FASB Statement No. 142. This testing was performed in the fourth quarter of 2008 and resulted in the conclusion that no impairment writedown was warranted. At December 31, 2008, we had approximately $66.8 million of goodwill on our balance sheet.

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

Section 402 of the Sarbanes-Oxley Act generally prohibits loans to executive officers. However, the rule does not apply to any loan made or maintained by an insured depository institution if the loan is subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. All loans that the Bank makes to executive officers are subject to the above referenced section of the Federal Reserve Act.

During 2007 and 2008, we owned NBC Capital Corporation (MS) Statutory Trust I and Enterprise (TN) Statutory Trust I, both organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. In accordance with FASB Interpretation No. 46 (revised December 2003), the trusts, which are considered variable interest entities, are not consolidated into our financial statements because the only activity of the variable interest entities is the issuance of the trust preferred securities. The trust preferred securities related to Enterprise (TN) Statutory Trust I were fully redeemed in December 2007, and the trust was dissolved in January 2008.

RESULTS OF OPERATIONS

Net loss for 2008 was $3.4 million, or $0.28 per diluted share, a decrease from net income of $9.8 million, or $0.82 per diluted share, in 2007 and $14.2 million, or $1.37 per diluted share, in 2006. Return on average equity was (1.8)% in 2008, 5.1% in 2007, and 9.0% in 2006. Return on average assets was (0.2)% in 2008, 0.5% in 2007, and 0.9% in 2006.

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

Net interest income decreased by $1.7 million, or 3.0%, from $57.3 million in 2007 to $55.5 million in 2008. Average earning assets increased from $1.74 billion in 2007 to $1.81 billion in 2008, an increase of $64.5 million, or 3.7%. During this period, the net interest margin declined to 3.07%, compared to 3.28% for 2007. Net interest margin is net interest income divided by average earning assets.

In analyzing the rate component of net interest income, from 2007 to 2008, we lost 131 basis points of yield on our earning assets. However, during this period, the cost of funds decreased by 127 basis points. Our loan portfolio, which is comprised of approximately 64% variable rate loans, reflected a yield decrease from 7.75% to 6.04% from 2007 to 2008, due to the 400 basis point reduction in interest rates in 2008. The yield on our investment securities portfolio also declined from 2007 to 2008, from 4.89% to 4.77%. However, our cost of deposits declined from 4.00% to 2.88%, and our cost of other borrowings declined from 5.08% to 3.15%.

Our loan yields and margin were also impacted by the reversal of interest income on loans that were placed on non-accrual status. During 2008, these reversals of interest income totaled $1,139,000, compared to $461,000 for 2007. This difference amounted to five basis points of yield on our loan portfolio and four basis points on our margin. Also, we have recently generated fewer real estate development loans, which typically have higher yields. This reduction in higher yield loans is a result of the softening economy, a reduction in demand for real estate development loans, and our focus on credit quality.

The increase of $64.5 million in our average earning asset balances between 2007 and 2008 is attributable primarily to a $66.1 million increase in average loan balance. From 2007 to 2008, the average balance of interest-bearing deposits decreased by $10.7 million, and the average balance of other borrowings increased by $77.3 million.

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

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	($ in Thousands) Average Balance
	Year Ended 12/31/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$1,350,870	$1,284,762
Federal funds sold and other interest-bearing assets	21,581	19,384
Securities:
Taxable	326,097	335,564
Tax-exempt	110,691	104,995

Totals	1,809,239	1,744,705

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,238,156	1,248,812
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	370,358	293,087

Totals	1,608,514	1,541,899

Net amounts	$200,725	$202,806

	($ in Thousands) Interest For		Yields Earned And Rates Paid (%)
	Year Ended 12/31/08	Year Ended 12/31/07	Year Ended 12/31/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$81,533	$99,591	6.04	7.75
Federal funds sold and other interest-bearing assets	492	970	2.28	5.00
Securities:
Taxable	16,296	17,173	5.00	5.12
Tax-exempt	4,536	4,379	4.10	4.17

Totals	102,857	122,113	5.69	7.00

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	35,682	49,945	2.88	4.00
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	11,648	14,900	3.15	5.08

Totals	47,330	64,845	2.94	4.21

Net amounts	$55,527	$57,268	3.07	3.28

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities			6.31	6.42

Total earning assets			5.82	7.13

Net yield on earning assets			3.20	3.42

We utilize the provision for loan losses to replenish the allowance for loan losses on the balance sheet. Based on an evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. Cadence’s Board of Directors reviews and approves management’s evaluation. This is an ongoing process, and we review and determine the amount of the provision quarterly, using a methodology that has historically proven to be sound. The provision for loan losses increased from $1.7 million in 2006 to $8.1 million in 2007 and to $28.6 million in 2008. The increase for 2007 was due to the deterioration of some large credits, including two commercial loans, a bankruptcy of a customer, and an agricultural loan, as well as a softening in certain real estate sectors and a general softening in the economy. The substantial increase for 2008 was due primarily to continued deterioration in the real estate sectors of some of our markets, overall national economic conditions, and credit downgrades on certain customer relationships. Please see the “Financial Condition” section of this Management’s Discussion and Analysis for additional discussion of the allowance for loan losses. At this time, management believes that the level of the provision for loan losses for 2008 is appropriate based on the risk in the loan portfolio. However, if during 2009, any or all of these factors change in direction or speed, we will make the necessary adjustments in the provision for loan losses to reflect these changes.

Noninterest income includes various service charges, fees and commissions we collect, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc., a wholly-owned subsidiary of Cadence. It has been, and continues to be, one of our strategic objectives to diversify our other income sources so that we can be less dependent on net interest income. Other income increased from $17.5 million in 2007 to $23.0 million in 2008. The changes in the major categories between 2008 and 2007 are as follows:

(In thousands)	2008	2007	Change
Service charges on deposit accounts	$9,133	$9,295	$(162)
Insurance commissions, fees, and premiums	5,028	4,999	29
Other service charges and fees	3,294	3,337	(43)
Trust Department income	2,305	2,558	(253)
Mortgage loan fees	1,156	1,690	(534)
Securities gains (losses), net	390	(17)	407
Bank owned life insurance income	683	681	2
Impairment loss on securities	—	(5,097)	5,097
Other	1,003	39	964

Total other income	$22,992	$17,485	$5,507

Trust Department income declined by 9.9%, because of lower asset balances under management, reflecting the downturn of the equity markets during the year. Mortgage loan fees declined by 31.6%, as a result of reduced home sales and demand for refinancing. The increase in other noninterest income between 2007 and 2008 resulted primarily from a $232,000 gain on the sale of an asset held by the Corporation; a $443,000 gain on the sale of a previously closed branch property in Mississippi; and $110,000 in proceeds from the redemption of stock in VISA. Changes in other accounts were not individually material.

We recognized $390,000 in net securities gains during 2008, compared with $17,000 in net securities losses during 2007. During the first quarter of 2007, we recognized a $5.1 million impairment loss on certain collateralized mortgage obligations (“CMOs”) and mortgage-backed securities. Those securities were sold in early April and the proceeds reinvested in agency securities.

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

Noninterest expense represents ordinary overhead expenses. These expenses increased from $54.0 million in 2007 to $58.3 million in 2008. The following table shows the detailed changes in the major categories of noninterest expense between 2008 and 2007:

(In thousands)	2008	2007	Change
Salaries	$25,461	$25,351	$110
Employee benefits	5,229	5,356	(127)
Net occupancy	3,923	4,367	(444)
Furniture and equipment	4,070	4,005	65
Communications	1,251	1,272	(21)
Data processing	1,629	1,736	(107)
Advertising	997	820	177
Professional fees	2,417	1,712	705
Intangible amortization	890	1,328	(438)
Loss on sale of assets/other real estate owned	3,413	180	3,233
Other	9,015	7,915	1,100

Total other expense	$58,295	$54,042	$4,253

The 10.2% decrease in net occupancy expense is mostly due to a decrease in premises rental expense and depreciation. Advertising expenses increased by 21.6% in 2008 because of a general brand advertising campaign implemented during the year. Professional fees increased by 41.2% in 2008, due to increased legal fees associated with OREO, attorney consultations regarding our participation in the U.S. Treasury Department’s Capital Purchase Program (please see Note X of the Notes to Consolidated Financial Statements for additional information), and the outsourcing of a portion of our credit review function. Other noninterest expenses increased by 13.9%, due primarily to increases in FDIC insurance premiums and expenses related to OREO. Prior to 2008, Cadence paid the majority of its FDIC insurance premiums using credits with the FDIC; however, these credits were depleted in early 2008. For 2008, Cadence’s FDIC insurance premiums expense totaled $923,000, compared with approximately $248,000 for 2007. Due to the increased number of properties foreclosed on by Cadence, we incurred increased legal fees, appraisal fees and other maintenance and holding expenses, as well as losses on sales of OREO. These expenses totaled approximately $4.1 million in 2008, compared with $463,000 in 2007. The most significant component of this increase is a $2.7 million writedown representing a decline in market value of OREO property that we hold and have not yet sold. This writedown is reflected in the “loss on sale of assets/other real estate owned” category of noninterest expense. None of the changes in the other expense categories were considered to be individually material.

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

Changes in our income tax expense in 2006 and 2007 have generally paralleled changes in pre-tax income. Our effective tax rates were 26.0% in 2006 and 22.2% in 2007. These changes resulted primarily from the mix of income from tax-exempt investments and the percentage relationship of tax-exempt income to total pre-tax income. The alternative minimum tax provision, the market supply of acceptable municipal securities, the level of tax-exempt yields and our normal liquidity and balance sheet structure requirements limit our ability to reduce income tax expense by acquiring additional tax-free investments.

The tax benefit for 2008 reflects the addition of tax free income of approximately $4.5 million to our pre-tax operating loss of $8.4 million, to reflect a tax loss of approximately $12.9 million. The tax benefit of $5.0 million reflects a rate of 38.75% for 2008, which is approximately the statutory rate.

In summary, net income declined from $14.2 million, or $1.37 per diluted share, in 2006, to $9.8 million, or $0.82 per diluted share, in 2007, and to a net loss of $3.4 million, or $0.28 per diluted share, in 2008.

The $20.5 million increase in our provision for loan losses for 2008 ($12.6 million after tax) equates to approximately $1.06 per share. The $3.6 million increase in OREO-related expenses for 2008 ($2.2 million after tax) equates to approximately $0.18 per share.

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

FINANCIAL CONDITION

Our balance sheet showed a slight decrease in total assets of $4.9 million, or 0.2%, from December 31, 2007, to December 31, 2008.

Cash and cash equivalents increased from $52.4 million in 2007 to $61.2 million in 2008, an increase of $8.8 million, or 16.9%. The investment securities portfolio decreased slightly from $443.1 million in 2007 to $436.4 million in 2008, a decrease of $6.7 million, or 1.5%.

The loan portfolio declined by $9.5 million, or 0.7%, during 2008. This slight decline was due primarily to the effects of the softening economy in our markets, declining loan demand, and our focus on credit quality. In addition, we have seen increased competition to lend on quality credits in our markets.

During 2008, the allowance for loan losses increased by $5.8 million, or 38.9%, from $14.9 million to $20.7 million. We have tightened our underwriting standards for certain segments based on recent changes in market conditions. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the allowance for loan losses for the three-year period ended December 31, 2008.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio. Classified assets included graded loans (loans exhibiting some form of weakness), other real estate owned, and repossessed assets.

	Year Ended 12/31/08	Year Ended 12/31/07
Non-performing loans as a percentage of total loans	2.38%	0.68%
Non-performing assets as a percentage of total loans	3.74%	1.49%
Allowance for loan losses as a percentage of non-performing loans	65.51%	163.36%
Allowance for loan losses as a percentage of total loans	1.56%	1.12%
Classified assets as a percentage of average capital	54.50%	25.92%
Classified loans as a percentage of total loans	44.42%	2.91%
Net charge-offs as a percentage of average net loans outstanding	1.69%	0.42%

Based on the evaluations described earlier and the information above, the allowances for loan losses at the end of 2008 and 2007 were deemed adequate to cover exposure in our loan portfolio.

The liability side of the balance sheet increased by $3.9 million, or 0.2%, from December 31, 2007, to December 31, 2008.

During 2008, deposits increased by $35.6 million, or 2.5%, to $1.46 billion. Interest-bearing deposits increased by $25.8 million, or 2.1%, and noninterest-bearing deposits increased by $9.8 million, or 5.7%. Federal funds purchased and securities sold under agreements to repurchase declined by $8.5 million, or 8.0%, from $107.1 million to $98.5 million. Also during 2008, other borrowed funds (primarily FHLB advances) declined by $21.8 million, or 10.4%. Our objective is to fund loan growth with the proper mix of retail and wholesale funding that will maximize net interest income and yet maintain our core deposits at an acceptable level.

CAPITAL RESOURCES AND SHAREHOLDERS’ EQUITY

Shareholders’ equity decreased from $194.4 million as of December 31, 2007, to $185.6 million as of December 31, 2008. During 2008, we incurred a net loss of $3.4 million and declared approximately $7.1 million in dividends. Accumulated other comprehensive income improved from an unrealized loss of $1.6 million in 2007 to an unrealized gain of $237,000 in 2008. The increase in accumulated other comprehensive income during 2008 included a $2.9 million increase in the market value of the available-for-sale portion of our investment securities portfolio, a $1.2 million adjustment to our pension liability, in accordance with FASB Statement No. 158, and a $94,000 unrealized gain on interest rate swaps.

The capital to asset ratio decreased from 9.8% at December 31, 2007, to 9.4% at December 31, 2008. Peer organizations are traditionally in the 8.2% to 8.8% range.

Current regulatory requirements call for a basic leverage ratio of 5.0% for an institution to be considered “well-capitalized.” As of December 31, 2008, we maintained a leverage ratio of 7.7%, significantly exceeding the ratio required for a “well-capitalized” institution. Regulatory authorities also evaluate a financial institution’s capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a “well-capitalized” financial institution is required to have a Tier 1 risk-based capital ratio (excludes allowance for loan losses) of 6.0% and a total risk-based capital ratio (includes allowance for loan losses) of 10.0%. At the end of 2008, we had a Tier 1 risk-based capital ratio of 10.1% and a total risk-based capital ratio of 11.4%. As of December 31, 2008, these ratios were below our peer bank averages. On January 9, 2009, we received $44 million from the U.S. Treasury (which is considered Tier 1 capital) from the sale of preferred stock, allowing us to significantly increase our ratios. If we had completed this transaction on December 31, 2008, for purposes of comparison, our ratios would have increased to the following: leverage ratio – 10.0%; Tier 1 risk-based capital ratio – 13.2%; and total risk-based capital ratio – 14.4%.

Dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At December 31, 2008, without approval from the Comptroller of the Currency, Cadence does not have the ability to pay dividends to the Corporation. However, the Corporation has sufficient liquidity at the holding company level to pay dividends to shareholders.

LIQUIDITY, INFLATION AND ASSET/LIABILITY MANAGEMENT

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We have not experienced any problems with liquidity during 2008 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $9.5 million decrease in loans and a $35.6 million increase in deposits in 2008 from 2007, our loan/deposit ratio declined from 93.8% in 2007 to 90.1% in 2008. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When we include these sources of funding with deposits, our loans to total funding ratio declined from 76.7% in 2008 to 76.0%. Management’s target loans to deposits ratio is in the range of 85-95%, and our goal is to limit wholesale funding to no more than 25% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $48.7 million and $48.5 million at December 31, 2007 and 2008, respectively. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

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

We believe that normal earnings and other traditional sources of cash flow, along with additional FHLB borrowings, if necessary, will provide the cash to allow us to meet our obligations with no adverse effect on liquidity. At December 31, 2008, we had the ability to borrow approximately $137.0 million from the FHLB under the blanket line, a $19.5 million available line of credit from the Federal Reserve, and other unused short-term borrowing lines (federal funds purchased lines) of approximately $85.0 million from upstream correspondent banks. As of December 31, 2008, we had $188.4 million in outstanding FHLB borrowings.

In December 2007, we extended a secured line of credit with an upstream correspondent that provided us access to borrow up to $30.0 million. These borrowings would have been used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions did not exceed $15.0 million. No funds were ever borrowed under this line. The term of the line of credit was two years. Interest on each borrowing would have been paid at the lender’s base rate or at LIBOR, plus 1.25% annually. We also paid a commitment fee, accruing at the annual rate of 0.15%, on the daily amount of the unused commitment. Borrowings were contingent on our ability to maintain various operational and financial covenants, unless a waiver was granted. We had pledged 605,000 shares of Bank stock as collateral for these borrowings and additionally had agreed that such pledged shares will have a minimum book value of $75.0 million. We terminated this agreement in February 2009, due to this upstream correspondent’s decision to exit this line of business and the fact that we had adequate liquidity at the Corporation’s level to meet our cash needs.

We have no plans for the refinancing or redemption of any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Under regulations controlling financial holding companies and national banks, Cadence is limited in the amount it can lend to the Corporation, and such loans are required to be on a fully secured basis. At December 31, 2008, there were no loans between Cadence and the Corporation.

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

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The Asset/Liability Management Committee of Cadence’s Board of Directors evaluates and analyzes our pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The Committee uses simulation modeling as a guide for decision-making and to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a relatively neutral rate sensitive position. As of December 31, 2008, our balance sheet reflected approximately $163.5 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents 8.26% of our total assets and indicates that we are in an asset-sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will remain flat for 2009 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then Cadence’s earnings will be less than predicted. We maintained a consistent and disciplined asset/liability management policy during 2008 focusing on interest rate risk and sensitivity.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

During 2008, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of December 31, 2008, we had two outstanding swaps with an aggregate notional amount of $20.0 million. The original maturities on the swaps range from twelve months to fifteen months, and rates range from 5.735% to 5.905%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more consistent cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by FASB Statement No. 133, we measured the effectiveness of the transactions as of December 31, 2008 and determined that they remained “highly effective,” as defined by the Statement.

The following table shows our contractual obligations as of December 31, 2008:

(In thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
FHLB advances	$188,357	$87,854	$79,970	$20,533	$—
Subordinated debentures	30,928	—	—	—	30,928
Operating leases	11,344	1,471	2,259	1,910	5,704
Federal funds purchased and securities sold under agreements to repurchase	98,527	48,527	50,000	—	—
Other borrowings	581	581	—	—	—

Total contractual obligations	$329,737	$138,433	$132,229	$22,443	$36,632

The following table shows our other commercial commitments as of December 31, 2008:

(In thousands)	Total	Expires in less than 1 year	Expires in 1-3 years	Expires in 3-5 years	Expires after 5 years
Lines of credit (unfunded commitments)	$257,797	$172,501	$21,057	$14,483	$49,756
Standby letters of credit	16,027	9,382	200	6,445	—

Total commercial commitments	$273,824	$181,883	$21,257	$20,928	$49,756

MARKET INFORMATION

Our stock is listed on the NASDAQ and is traded under the symbol CADE. Registrar and Transfer Company acts as our transfer agent. The following table sets forth, for the periods indicated, the range of sales prices of our common stock as reported on NASDAQ for 2007 and 2008 and the dividends declared for each period.

YEAR	QUARTER	HIGH	LOW	CASH DIVIDEND DECLARED PER QUARTER
2007	First	$23.00	$19.88	$0.25
	Second	20.48	18.92	0.25
	Third	20.35	16.62	0.25
	Fourth	20.48	14.25	0.25
2008	First	$16.99	$13.88	$0.25
	Second	16.87	10.50	0.25
	Third	12.30	8.27	0.05
	Fourth	10.39	4.10	0.05

We have paid cash dividends on our common stock since our inception. We currently estimate that dividends in 2009 will approximate $0.20 per share.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of our investment portfolio as held for trading. In 2006, 2007, and 2008, we entered into floating to fixed interest rate swaps to hedge a portion of our floating rate prime based lending portfolio. Two of these hedges remain outstanding at December 31, 2008. The transactions are cash flow hedges as defined by FASB Statement No. 133 and are accounted for under the provisions of such Statement. These transactions are in line with our asset/liability strategy and were entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. As we continue to enhance our asset/liability management, we will continue to look for opportunities to protect the Corporation from unexpected changes in interest rates. We have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

	($ In Thousands) December 31, 2008 Interest Sensitive Within (Cumulative)
	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$782,957	$944,843	$1,266,311	$1,329,815
Investment and mortgage-backed securities	80,947	175,114	360,876	435,964
Federal funds sold and other	10,117	29,219	29,219	29,219

	$874,021	$1,149,176	$1,656,406	$1,794,998

Interest-bearing liabilities:
Deposits	$508,957	$817,744	$1,364,741	$1,461,159
Borrowed funds	112,514	167,885	318,393	318,393

	$621,471	$985,629	$1,683,134	$1,779,552

Sensitivity gap:
Dollar amount	$252,550	$163,547	$(26,728)	$15,446
Percent of total interest-earning assets	28.90%	14.23%	-1.61%	0.86%

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

At December 31, 2008, total interest-earning assets maturing or repricing within one year were more than interest-bearing liabilities maturing or repricing within the same time period by approximately $163.5 million (cumulative), representing a positive cumulative one-year gap of 14.2% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

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

Risk monitoring consists of evaluating the “base strategy” and the assumptions used in its development based upon the current interest rate environment. This evaluation is performed quarterly by management or more often in a rapidly changing interest rate situation and monitored by the Asset/Liability Management Committee of Cadence’s Board of Directors.

Risk control consists of setting policies and parameters regarding interest rates and performing simulations based on trends and projections. Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The December 2008 model reflects net interest income under this scenario decreasing by 10.20% with a 200 basis point upward shock of rates and decreasing 7.19% if rates are shocked down 200 basis points. At December 31, 2008, a 200 basis point immediate increase in interest rates would have resulted in a 6.94% increase in market value of equity, and a 200 basis point instant decrease would have resulted in a 0.37% decrease in market value of equity. At December 31, 2008, we are within policy on both of these tests, and management believed that changes in net interest income and market value of equity, as reflected in our models, were acceptable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

Cadence Financial Corporation

We have audited the accompanying consolidated balance sheets of Cadence Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited Cadence Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cadence Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadence Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cadence Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ T. E. Lott & Company

Columbus, Mississippi

March 12, 2009

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
	(In thousands)
ASSETS
Cash and due from banks	$37,207	$36,729
Interest-bearing deposits with banks	14,403	12,250
Federal funds sold	9,623	3,418

Total cash and cash equivalents	61,233	52,397

Securities available-for-sale	398,702	403,796
Securities held-to-maturity (estimated fair value of $22,115 in 2008 and $23,957 in 2007)	21,358	22,846
Other securities	16,369	16,449

Total securities	436,429	443,091

Loans	1,328,329	1,337,847
Less allowance for loan losses	(20,730)	(14,926)

Net loans	1,307,599	1,322,921

Interest receivable	9,714	13,200
Premises and equipment	33,409	35,908
Goodwill and other intangible assets	68,849	69,738
Other assets	62,036	46,900

Total Assets	$1,979,269	$1,984,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$181,191	$171,403
Interest-bearing deposits	1,279,968	1,254,163

Total deposits	1,461,159	1,425,566
Interest payable	2,892	4,632
Federal funds purchased and securities sold under agreements to repurchase	98,527	107,060
Subordinated debentures	30,928	30,928
Other borrowed funds	188,938	210,771
Other liabilities	11,260	10,828

Total liabilities	1,793,704	1,789,785

Shareholders’ equity:
Common stock - $1 par value, authorized 50,000,000 shares in 2008 and 2007; issued 11,914,814 shares in 2008 and 11,901,132 shares in 2007	11,915	11,901
Surplus	93,438	93,251
Retained earnings	79,975	90,843
Accumulated other comprehensive income (loss)	237	(1,625)

Total shareholders’ equity	185,565	194,370

Total Liabilities and Shareholders’ Equity	$1,979,269	$1,984,155

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

	2008	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$81,533	$99,591	$74,182
Interest and dividends on securities:
Taxable	16,296	17,173	16,641
Tax-exempt	4,536	4,379	4,859
Other	492	970	1,312

Total interest income	102,857	122,113	96,994

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	15,116	18,838	13,902
Interest on other deposits	20,566	31,107	22,090
Interest on borrowed funds	11,648	14,900	10,520

Total interest expense	47,330	64,845	46,512

Net interest income	55,527	57,268	50,482
Provision for loan losses	28,599	8,130	1,656

Net interest income after provision for loan losses	26,928	49,138	48,826

OTHER INCOME
Service charges on deposit accounts	9,133	9,295	8,878
Insurance commissions, fees, and premiums	5,028	4,999	4,441
Other service charges and fees	3,294	3,337	2,933
Trust Department income	2,305	2,558	2,341
Mortgage loan fees	1,156	1,690	876
Securities gains (losses), net	390	(17)	66
Bank owned life insurance income	683	681	641
Impairment loss on securities	—	(5,097)	(2,025)
Other	1,003	39	1,842

Total other income	22,992	17,485	19,993

OTHER EXPENSE
Salaries	25,461	25,351	23,010
Employee benefits	5,229	5,356	5,756
Net occupancy	3,923	4,367	3,314
Furniture and equipment	4,070	4,005	3,501
Communications	1,251	1,272	1,128
Data processing	1,629	1,736	1,676
Advertising	997	820	969
Professional fees	2,417	1,712	1,476
Intangible amortization	890	1,328	1,144
Loss on sale of assets/other real estate owned	3,413	180	132
Other	9,015	7,915	7,576

Total other expense	58,295	54,042	49,682

Income (loss) before income tax expense (benefit)	(8,375)	12,581	19,137
Income tax expense (benefit)	(5,019)	2,788	4,984

Net income (loss)	$(3,356)	$9,793	$14,153

Net income (loss) per share:
Basic	$(0.28)	$0.82	$1.37
Diluted	$(0.28)	$0.82	$1.37

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2006		$9,616	$53,749	$89,516	$(27,737)	$(8,160)	$116,984
Comprehensive income:
Net income for 2006	$14,153	—	—	14,153	—	—	14,153
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	3,767	—	—	—	—	3,767	3,767
Net change in unrealized gains (losses) on derivative transactions	(41)	—	—	—	—	(41)	(41)

Comprehensive income	$17,879

Cash dividends declared, $1.00 per share		—	—	(10,722)	—	—	(10,722)
Net proceeds from equity offering		1,331	21,423	—	27,464	—	50,218
Acquisition of SunCoast Bancorp, Inc.		922	17,940	—	—	—	18,862
Issuance of performance shares		19	362	—	—	—	381
Unearned compensation relating to performance shares		—	(365)	—	—	—	(365)
Exercise of stock options		1	(25)	—	273	—	249
Tax benefit of stock options		—	38	—	—	—	38

Balance, December 31, 2006		11,889	93,122	92,947	—	(4,434)	193,524
SFAS 158 transition adjustment		—	—	—	—	(2,259)	(2,259)

Adjusted balance, December 31, 2006		$11,889	$93,122	$92,947	$—	$(6,693)	$191,265

Comprehensive income:
Net income for 2007	$9,793	—	—	9,793	—	—	9,793
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	5,273	—	—	—	—	5,273	5,273
Net change in unrealized gains (losses) on derivative transactions	63	—	—	—	—	63	63
Net change in pension liability	(268)	—	—	—	—	(268)	(268)

Comprehensive income	$14,861

Cash dividends declared, $1.00 per share		—	—	(11,897)	—	—	(11,897)
Net performance share activity		12	234	—	—	—	246
Unearned compensation relating to performance shares		—	(105)	—	—	—	(105)

Balance, December 31, 2007		$11,901	$93,251	$90,843	$—	$(1,625)	$194,370

(Continued)

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)	Comprehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007 (brought forward)		$11,901	$93,251	$90,843	$—	$(1,625)	$194,370
Cumulative-effect adjustment for EITF Issue No. 06-04 adoption		—	—	(368)	—	—	(368)
Comprehensive income (loss):
Net loss for 2008	$(3,356)	—	—	(3,356)	—	—	(3,356)
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	2,920	—	—	—	—	2,920	2,920
Net change in unrealized gains (losses) on derivative transactions	94	—	—	—	—	94	94
Net change in pension liability	(1,152)	—	—	—	—	(1,152)	(1,152)

Comprehensive income	$(1,494)

Cash dividends declared, $0.60 per share		—	—	(7,144)	—	—	(7,144)
Net performance share activity		14	213	—	—	—	227
Unearned compensation relating to performance shares		—	(26)	—	—	—	(26)

Balance, December 31, 2008		$11,915	$93,438	$79,975	$—	$237	$185,565

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

YEARS ENDED DECEMBER 31,

(Amounts in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,356)	$9,793	$14,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,845	4,565	4,104
Deferred income taxes	(2,025)	(2,424)	(1,350)
Provision for loan losses	28,599	8,130	1,656
Increase in cash value of life insurance, net	(683)	(681)	(641)
Securities amortization and accretion, net	331	698	1,524
FHLB discount accretion	—	—	(142)
Tax benefit of stock options	—	—	(38)
Net performance share activity	201	141	—
Loss (gain) on sale of securities, net	(390)	17	(66)
Impairment loss on securities	—	5,097	2,025
(Increase) decrease in interest receivable	3,486	(855)	(3,580)
(Increase) decrease in loans held for sale	452	909	(3,377)
(Increase) decrease in other assets	(13,879)	(6,131)	3,668
Increase (decrease) in interest payable	(1,740)	(2,248)	4,442
Increase (decrease) in other liabilities	(436)	(753)	195

Net cash provided by operating activities	14,405	16,258	22,573
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in excess of cash equivalents for acquisition	—	—	(28,369)
Purchases of securities available-for-sale	(213,680)	(308,303)	(98,306)
Purchases of securities held-to-maturity	(4,000)	—	—
Purchases of other securities	(2,400)	(11,494)	(2,449)
Proceeds from sales of securities available-for-sale	24,497	6,738	29,278
Proceeds from sales of securities held-to-maturity	279	—	—
Proceeds from sales of securities held-for-trading	—	161,391	—
Proceeds from redemption of other securities	2,480	6,336	2,730
Proceeds from maturities and calls of securities available-for-sale	199,264	145,443	76,032
Proceeds from maturities and calls of securities held-to-maturity	3,296	704	315
Proceeds from maturities and calls of securities held-for-trading	—	7,069	—
(Increase) decrease in loans	(13,729)	(121,250)	(157,760)
(Additions) disposal of premises and equipment	(159)	(6,205)	(7,659)

Net cash provided by (used in) investing activities	(4,152)	(119,571)	(186,188)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	35,593	(34,957)	128,665
Dividends paid on common stock	(7,144)	(11,897)	(12,766)
Net change in federal funds purchased and securities sold under agreements to repurchase	(8,533)	26,222	22,267
Net change in short-term FHLB borrowings	(165,972)	128,972	57,000
Proceeds from long-term debt	170,000	—	40,000
Repayment of long-term debt	(25,361)	(36,134)	(81,674)
Exercise of stock options	—	—	249
Tax benefit of stock options	—	—	38
Net proceeds from equity offering	—	—	50,218

Net cash provided by (used in) financing activities	(1,417)	72,206	203,997

Net increase (decrease) in cash and cash equivalents	8,836	(31,107)	40,382
Cash and cash equivalents at beginning of year	52,397	83,504	43,122

Cash and cash equivalents at end of year	$61,233	$52,397	$83,504

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

Certain amounts reported in prior years have been reclassified to conform with the 2008 presentation. These reclassifications did not significantly impact the Corporation’s consolidated financial condition or results of operations.

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

4. Securities

Securities are accounted for as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as accumulated other comprehensive income (loss), net of tax, until realized. Premiums and discounts are recognized in interest income using the interest method.

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

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2008 and 2007.

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

The Corporation has hedged a portion of its floating rate prime based lending portfolio by entering into two floating to fixed interest rate swaps. As of December 31, 2008, the total notional amount of the two outstanding swaps was $20 million. The original maturities on the swaps range from twelve to fifteen months, and rates range from 5.735% to 5.905%. The transactions are cash flow hedges as defined by FASB Statement No. 133 and are accounted for under the provisions of that Statement.

The effectiveness of the transactions described above was tested as of December 31, 2008, in accordance with FASB Statement No. 133, and management determined as of that date, the transactions remained “highly effective,” as defined by FASB Statement No. 133. For the years ended December 31, 2008 and 2007, $94,000 and $63,000, respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps.

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

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to external credit risk factors, such as uncertainties in economic conditions, changes in certain market segments, and changes in collateral values.

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

8. Other Real Estate

Other real estate consists of properties acquired through foreclosure and, as held for sale property, is recorded at the lower of the outstanding loan balance or current appraisal less estimated costs to sell. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate resulting from the sale of the property or additional valuation allowances required due to further declines in market value are reported in other noninterest income or expenses.

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

11. Trust Assets

Except for amounts included in deposits, assets of the Trust Department are not included in the accompanying consolidated balance sheets.

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

On January 1, 2001, the Corporation and its subsidiaries adopted a defined contribution profit sharing plan. Employer contributions are made annually equal to 3% of each participant’s base pay. Participant accounts are 100% vested upon completion of five years of service. Effective January 1, 2008, the plan was frozen, and employees hired subsequent to December 31, 2007, are not eligible to participate. Current participant accounts will continue to share in the earnings of the plan, and the accounts will be available to participants at retirement in accordance with the plan documents.

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

Employees participate in a nonleveraged Employee Stock Ownership Plan (“ESOP”) through which common stock of the Corporation is purchased at its market price for the benefit of employees. Effective January 1, 2001, the ESOP was amended to freeze the plan and to allow no new entrants into the ESOP. All participants at December 31, 2000, became 100% vested in their accounts. The ESOP is accounted for in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”

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

In 1998, the Corporation entered into agreements with certain senior officers to establish an indexed retirement plan (an unqualified supplemental retirement plan). Benefit amounts were based on additional earnings from bank owned life insurance (“BOLI”) policies compared to the yield on treasury securities. In 2008, as part of the plan amendments required for compliance with Regulation 409A, the payments to participants on this plan were changed from variable payment amounts to fixed payment amounts to begin on a monthly basis at age 65. The annual cost charged to expense and the estimated present value of the projected payments are determined in accordance with the provisions of Accounting Principles Board No. 12, as amended by FASB Statement No. 106, relating to deferred compensation contracts.

The Corporation provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their annual compensation. The Corporation may, but is not obligated to contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Corporation’s insolvency. The Corporation made no contributions to this plan in 2006, 2007 or 2008.

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

As of January 1, 2008, the Corporation adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the terms of an endorsement arrangement, an employer owns and controls a policy that will provide future postretirement benefits to an employee. EITF Issue No. 06-4 requires that a liability be recognized for the postretirement benefit obligation, together with related postretirement benefit expense, based on the substantive agreement with the employee. As of January 1, 2008, the Corporation recorded a cumulative-effect debit adjustment to retained earnings of approximately $368,000 related to the adoption of EITF Issue No. 06-4. Related postretirement benefit expense has been and will be recorded monthly thereafter.

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

15. Stock Options/Performance Share Grants

Effective January 1, 2006, the Corporation adopted FASB Statement No. 123(R), “Share-Based Payment.” This Statement requires that the fair value of equity instruments exchanged for employee service (as determined on the grant date of the award) be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period are recognized as compensation cost over that period. The Statement’s provisions are applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. FASB Statement No. 123(R) did not impact the Corporation’s financial statements for the years ended December 31, 2008, 2007 or 2006, as all options were vested as of December 31, 2005.

During 2006, the shareholders of the Corporation adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. During 2006, 2007, and 2008, the Compensation Committee granted performance shares to certain officers. These shares are being accounted for under FASB Statement No. 123(R) and compensation expense is being recognized over the requisite service period based upon the fair market value of the shares at grant date. See Note L of these Consolidated Financial Statements for additional information concerning performance shares.

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

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006
Basic Net Income (Loss) Per Share
Weighted average common shares outstanding	11,907	11,896	10,323

Net income (loss)	$(3,356)	$9,793	$14,153

Basic net income (loss) per share	$(0.28)	$0.82	$1.37

Diluted Net Income (Loss) Per Share
Weighted average common shares outstanding	11,907	11,896	10,323
Net effect of weighted average outstanding but unearned performance shares	24	17	—
Net effect of the assumed exercise of stock options based on the treasury stock method	—	2	6

Total weighted average common shares and common stock equivalents outstanding	11,931	11,915	10,329

Net income (loss)	$(3,356)	$9,793	$14,153

Diluted net income (loss) per share	$(0.28)	$0.82	$1.37

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

20. Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced financial statement disclosures for companies holding derivative instruments. The provisions of FASB Statement No. 161 are effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Corporation is currently determining the effects of FASB Statement No. 161 on its consolidated financial statement disclosures.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FASB Statement No. 162 became effective in November 2008 for the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FASB Statement No. 162 is not expected to result in a change in the Corporation’s financial reporting practices.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 requires companies to disclose additional information about their postretirement benefit plan assets, including investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Corporation is currently determining the effects of FSP No. FAS 132(R)-1 on its financial statement disclosures.

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

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2008 and 2007, follows:

	December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$310	$16	$—	$326
Obligations of other U. S. government agencies	88,593	1,567	—	90,160
Obligations of states and municipal subdivisions	86,940	582	1,076	86,446
Mortgage-backed securities	213,736	6,736	17	220,455
Other securities	1,685	3	373	1,315

	$391,264	$8,904	$1,466	$398,702

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$21,358	$757	$—	$22,115

	December 31, 2007
Securities available-for-sale:
U. S. Treasury securities	$300	$—	$—	$300
Obligations of other U. S. government agencies	172,749	935	5	173,679
Obligations of states and municipal subdivisions	90,224	364	386	90,202
Mortgage-backed securities	137,221	971	412	137,780
Other securities	1,855	39	59	1,835

	$402,349	$2,309	$862	$403,796

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$22,846	$1,111	$—	$23,957

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2008 were as follows:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,257	$5,365	$2,145	$2,182
Due after one year through five years	68,675	69,545	—	—
Due after five years through ten years	61,176	60,865	1,933	2,009
Due after ten years	42,420	42,472	17,280	17,924
Mortgage-backed securities and other securities	213,736	220,455	—	—

	$391,264	$398,702	$21,358	$22,115

Gross gains of $440,000, $124,000, and $72,000, and gross losses of $50,000, $141,000, and $6,000, were realized on securities available-for-sale in 2008, 2007, and 2006, respectively.

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

Securities with a carrying value of $319.8 million and $316.2 million at December 31, 2008 and 2007, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2008 and 2007, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2008
Obligations of other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and municipal subdivisions	33,898	1,055	1,217	21	35,115	1,076
Mortgage-backed securities	2,315	17	—	—	2,315	17
Other securities	336	150	477	223	813	373

	$36,549	$1,222	$1,694	$244	$38,243	$1,466

2007
Obligations of other U.S. government agencies	$1,999	$1	$2,696	$4	$4,695	$5
Obligations of states and municipal subdivisions	1,434	6	39,924	380	41,358	386
Mortgage-backed securities	256	1	50,355	411	50,611	412
Equity securities	1,032	55	59	4	1,091	59

	$4,721	$63	$93,034	$799	$97,755	$862

There were no securities classified as held-to-maturity with unrealized losses as of December 31, 2008 or 2007.

As of December 31, 2008, approximately 29% of the number of securities in the investment portfolio reflected an unrealized loss. Management does not believe any individual security with an unrealized loss as of December 31, 2008 is other-than-temporarily impaired, as discussed in more detail below:

Obligations of States and Municipal Subdivisions The unrealized losses on the Corporation’s investments in obligations of states and municipal subdivisions were caused by interest rate fluctuations. Because none of these investments have been downgraded by rating agencies and the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

Mortgage-Backed Securities Contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Corporation’s investment, unless they have early prepayments that would place any unamortized premium at risk. The total amount of unamortized premium at December 31, 2008, is not material to the Corporation. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

Other Securities The unrealized losses on the Corporation’s investments in other securities relate to various mutual funds held in deferred compensation accounts. The amount of these securities and the related unrealized losses are not material and the Corporation has the ability and intent to hold the investments until a recovery of fair value; thus, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

NOTE D - LOANS

Loans outstanding include the following types:

	December 31,
(In thousands)	2008	2007
Commercial and industrial	$219,236	$233,055
Personal	30,921	34,702
Real estate:
Construction	179,381	281,391
Commercial real estate	670,595	573,387
Real estate secured by residential properties	130,060	130,432
Mortgage	29,702	35,392

Total real estate	1,009,738	1,020,602
Other	68,434	49,488

	1,328,329	1,337,847
Allowance for loan losses	(20,730)	(14,926)

	$1,307,599	$1,322,921

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Balance at beginning of year	$14,926	$12,236	$9,312
Allowance of acquired entities	—	—	3,116

	14,926	12,236	12,428

Additions:
Provision for loan losses charged to operating expense	28,599	8,130	1,656
Recoveries of loans previously charged off	1,126	2,058	785

	29,725	10,188	2,441

Deductions:
Loans charged off	23,921	7,498	2,633

	23,921	7,498	2,633

Balance at end of year	$20,730	$14,926	$12,236

At December 31, 2008, 2007, and 2006, the recorded investment in loans considered to be impaired (as defined in FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”) totaled approximately $59.7 million, $23.8 million, and $13.6 million, respectively. The allowance for loan losses related to these loans approximated $10.1 million, $4.4 million, and $2.1 million at December 31, 2008, 2007, and 2006, respectively. The average recorded investment in impaired loans during the years ended December 31, 2008, 2007, and 2006 was approximately $35.5 million, $17.2 million, and $10.2 million, respectively. For the year ended December 31, 2008, management estimates that the amount of income recognized on impaired loans was approximately $1.5 million. For the years ended December 31, 2007 and 2006, the amount of income recognized on impaired loans was immaterial. At December 31, 2008, 2007, and 2006, nonaccrual loans amounted to approximately $28.2 million, $3.6 million, and $1.5 million, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $3.5 million, $5.5 million, and $1.3 million, respectively.

Generally, mortgage loans are originated in amounts up to 80% of the appraised value or selling price of the property. However, certain loans may allow the borrower to borrow more than 80% of the appraised value, often without buying private mortgage insurance, therefore subjecting the Corporation to greater credit risk. The amount of residential mortgage loans with loan-to-value ratios greater than 80% was approximately $8.4 million and $3.2 million as of December 31, 2008 and 2007, respectively.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful Lives In Years	December 31,
(In thousands)		2008	2007
Premises:
Land	—	$13,130	$10,524
Buildings, construction and improvements	10 - 50	29,082	32,349

		42,212	42,873
Equipment	3 - 10	14,822	15,362

		57,034	58,235
Less accumulated depreciation and amortization		(23,625)	(22,327)

		$33,409	$35,908

The amount charged to operating expenses for depreciation was $2,658,000 for 2008, $2,832,000 for 2007, and $2,410,000 for 2006.

NOTE F - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2008 and 2007, was $425,901,000 and $383,229,000, respectively.

At December 31, 2008, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

Year	Amount
(In thousands)
2009	$544,153
2010	121,502
2011	10,565
2012	6,152
2013	5,918
Thereafter	971

NOTE G - BORROWED FUNDS

Federal funds purchased and securities sold under agreements to repurchase, excluding the term repurchase transactions discussed in the following paragraphs, generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Corporation.

In September 2007, the Corporation entered into a $25.0 million structured repurchase transaction. This transaction is a standard repurchase transaction with a fixed rate of 4.255% and a forty-two month term. The transaction has a quarterly call option after one year.

In March 2008, the Corporation restructured a $25.0 million repurchase transaction initially entered into in December 2006. This transaction is a standard repurchase transaction with a fixed rate of 4.10% and a thirty-three month term. The transaction has a quarterly call option after nine months.

Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

($ In thousands)	2008	2007
Balance at year end	$98,527	$107,060
Average balance during the year	104,334	95,406
Average interest rate during the year	2.99%	4.29%
Maximum month-end balance during the year	$125,068	$107,060

Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated financial statements.

On December 30, 2003, the Corporation issued $30.9 million of floating rate junior subordinated deferrable interest debentures to the NBC Capital Corporation (MS) Statutory Trust I (“Trust”), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures were used for the Enterprise acquisition. The Trust issued $30.0 million of Trust Preferred Securities (“TPSs”) to investors. The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the TPSs. The TPSs are redeemable at the Corporation’s option on or after December 30, 2008, on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. Interest on the debentures and TPSs is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly.

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

Other borrowed funds consisted of the following at December 31:

(In thousands)	2008	2007
FHLB advances	$188,357	$209,690
Treasury tax and loan note	581	1,081

	$188,938	$210,771

Advances due to the FHLB consist of both monthly amortized and term borrowings with maturity dates ranging from January 2009 through November 2013. Interest is payable monthly at rates ranging from 1.9% to 5.58%. Advances due to the FHLB are collateralized by FHLB stock and a blanket lien on first mortgage loans in the amount of the outstanding borrowings. FHLB advances available and unused at December 31, 2008, totaled $137.0 million. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2008, were as follows:

Year	Amount
(In thousands)
2009	$87,854
2010	63,662
2011	16,308
2012	533
2013	20,000
Thereafter	—

In December 2007, the Corporation extended a revolving credit agreement (the “Agreement”) that provided the Corporation with access to borrow up to $30.0 million. These borrowings could have been used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions did not exceed $15.0 million. Interest on each borrowing would have been paid at the lender’s base rate or at LIBOR, plus 1.25% annually. The Corporation also paid a commitment fee, accruing at the annual rate of 0.15%, on the daily amount of the unused commitment. Borrowings were contingent on the Corporation’s ability to maintain various operational and financial covenants, unless the Corporation was granted a waiver. The Corporation had pledged 605,000 shares of Cadence stock as collateral for these borrowings and had covenanted to pledge shares with a minimum book value of $75.0 million. The Corporation had no outstanding borrowings under the Agreement as of December 31, 2008 or 2007, and the Corporation terminated the Agreement in February 2009.

NOTE H - OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities at December 31, 2008 and 2007, consisted of the following:

	December 31,
(In thousands)	2008	2007
Other assets:
Cash surrender value of life insurance	$23,584	$22,755
Deferred income tax benefits	7,514	6,640
Other real estate	18,691	10,678
Prepaid expenses and other	12,247	6,827

	$62,036	$46,900

Other liabilities:
Accrued expenses	$5,366	$6,354
Pension obligation	2,242	1,014
Other	3,652	3,460

	$11,260	$10,828

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Net change in unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available-for-sale	$5,119	$3,425	$4,141
Reclassification adjustment for (gains) losses on securities available-for-sale	(390)	5,114	1,959

Net change in unrealized gains (losses) on securities available-for-sale before tax	4,729	8,539	6,100

Income tax:
Net unrealized gains (losses) on securities available-for-sale	(1,958)	(1,310)	(1,584)
Reclassification adjustment for (gains) losses on securities available-for-sale	149	(1,956)	(749)

Total income tax	(1,809)	(3,266)	(2,333)

Net change in unrealized gains (losses) on securities	$2,920	$5,273	$3,767

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions (2008—$149,000; 2007—($1,956,000);
2006—($749,000)) was as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Current:
Federal	$(1,180)	$4,872	$5,472
State	(767)	340	862
Deferred (credits)	(3,072)	(2,424)	(1,350)

	$(5,019)	$2,788	$4,984

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Tax on income before income taxes	$(2,727)	$4,405	$6,698
Increase (decrease) resulting from:
Tax-exempt income	(1,908)	(1,829)	(1,943)
Nondeductible expenses	186	251	188
State income taxes, net of federal benefit	(604)	221	560
Tax credits	(172)	(291)	(432)
Other, net	206	31	(87)

	$(5,019)	$2,788	$4,984

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$7,929	$5,709
Deferred compensation	1,370	1,416
Pension	877	408
Other	3,610	2,170

Total deferred tax assets	13,786	9,703

Deferred tax liabilities:
Premises and equipment	(812)	(186)
FHLB stock	(490)	(161)
Core deposit intangible premium	(757)	(1,089)
Unrealized gain on securities available-for-sale	(2,977)	(557)
Other	(1,236)	(1,070)

Total deferred tax liabilities	(6,272)	(3,063)

Net deferred tax asset	$7,514	$6,640

The Corporation has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. The Corporation does not have tax positions that meet these requirements as of December 31, 2008 or 2007.

NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets at December 31:

(In thousands)	2008	2007
Core deposit intangible, net of accumulated amortization	$1,980	$2,848
Trademarks, net of accumulated amortization	24	24
Noncompete agreements, net of accumulated amortization	—	21

Total intangible assets	2,004	2,893

Goodwill	66,845	66,845

Total goodwill and intangible assets	$68,849	$69,738

The amortization expense relating to intangible assets was $890,000, $1,328,000, and $1,144,000 for 2008, 2007, and 2006, respectively.

Estimated intangible assets amortization expense for the next five years and thereafter is:

Year	Amount
(In thousands)
2009	$619
2010	450
2011	333
2012	249
2013	191
Thereafter	138

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

In 2006, 2007, and 2008, under the provisions of the LTIP, the Compensation Committee awarded performance shares of stock to certain eligible employees. The shares vest in equal amounts over a four-year period after they are earned.

A summary of the Corporation’s performance share activity for the years ended December 31, 2008, 2007 and 2006, follows:

	2008	2007	2006
Shares outstanding, beginning of year	35,450	18,750	—
Shares granted	79,332	70,300	18,750
Shares forfeited	(68,150)	(53,600)	—

Shares outstanding, end of year	46,632	35,450	18,750

Shares earned, beginning of year	30,950	18,750	—
Shares earned	13,682	15,200	18,750
Shares forfeited	—	(3,000)	—

Shares earned, end of year	44,632	30,950	18,750

Shares unearned, end of year	2,000	4,500	—

Shares outstanding, end of year	46,632	35,450	18,750

Compensation expense for year	$202,354	$148,928	$16,000

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

In April of 2004, the Corporation exchanged its options for options that had been issued by Enterprise. As a result of this transaction, the Corporation issued 16,731 options at an exercise price of $16.14 per share and 22,308 options at an exercise price of $17.21 per share. All of these options became fully vested at the change of control and expire between 2010 and 2013. At December 31, 2008, 11,154 of the $16.14 options and 14,872 of the $17.21 options were outstanding and exercisable.

FASB 123(R) requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements; however, since all options were fully vested as of the effective date of this pronouncement, no expense was recognized in the income statement in 2006, 2007 or 2008.

A summary of the status of the Corporation’s stock option plans for the three years ended December 31, 2008 follows:

	2008		2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	327,286	$23.01	339,286	$23.07	374,263	$22.91
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	(14,513)	17.16
Options cancelled	—	—	(12,000)	24.65	(20,464)	24.33

Options outstanding, end of year	327,286	23.01	327,286	23.01	339,286	23.07

Options exercisable at end of year	327,286	23.01	327,286	23.01	339,286	23.07

Weighted average fair value of options granted during year	$—		$—		$—

The following table summarizes information about stock options outstanding at December 31, 2008:

Exercise Price	Number Outstanding	Remaining Contractual Life In Years	Number Exercisable
$20.75	88,400	2.5	88,400
24.11	94,267	3.5	94,267
25.18	102,293	5.7	102,293
16.14	3,718	2.0	3,718
17.21	7,436	3.0	7,436
17.21	7,436	4.0	7,436
16.14	7,436	5.0	7,436
25.28	16,300	6.1	16,300

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

The following table sets forth the defined benefit plan’s funded status and amounts recognized in the Corporation’s consolidated financial statements at December 31, 2008 and 2007:

	December 31,
($ in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$13,210	$12,147
Service cost	821	638
Interest cost	675	691
Actuarial loss (gain)	(219)	354
Administrative expenses paid	(129)	(120)
Benefits paid	(1,409)	(848)
Plan change	—	348

Benefit obligation at end of year	12,949	13,210

Change in plan assets:
Fair value of plan assets at beginning of year	12,196	11,631
Return on plan assets	(2,651)	879
Employer contributions	2,700	654
Administrative expenses paid	(129)	(120)
Benefits paid	(1,409)	(848)
Settlements	—	—

Fair value of plan assets at end of year	10,707	12,196

Funded status	$(2,242)	$(1,014)

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.00%
Compensation increase rate	3.50%	4.00%
Measurement date	12/31/2008	12/31/2007
Census date	1/1/2008	1/1/2007

	Years Ended December 31,
	2008	2007	2006
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	5.75%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost	$821	$638	$591
Interest cost	675	691	703
Expected return on plan assets	(770)	(831)	(832)
Amortization of prior service costs	(93)	(126)	(126)
Recognized net actuarial loss	275	346	381

Net periodic benefit cost	$908	$718	$717

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$(7,185)	$(4,257)	$(4,297)
Prior service cost	71	165	638

	(7,114)	(4,092)	(3,659)
Tax effect	(2,721)	(1,565)	(1,400)

Net	$(4,393)	$(2,527)	$(2,259)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

Amount
(In thousands)
Amortization of net actuarial loss	$343
Amortization of prior service cost	(93)

Total	$250

The accumulated benefit obligation for the defined benefit pension plan was $10.7 million and $10.1 million at December 31, 2008 and 2007, respectively.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	Amount
(In thousands)
2009	$1,334
2010	1,050
2011	3,145
2012	991
2013	1,038
2014-2018	6,345

Total	$13,903

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

The Corporation’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	Plan Assets at December 31,
	2008	2007
Asset Category
Equity securities	40%	60%
Debt securities	27%	33%
Cash and cash equivalents	33%	7%

Total	100%	100%

The primary investment objective of the Corporation’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested based upon a moderate growth asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. The assets are allocated in a target mix of 37% fixed income, 53% equity and 10% money market. The fixed income class is divided between a short-term government bond fund, a core fixed income bond fund, a high-yield bond fund and an international bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. This diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions and cash contributions by the Corporation, the target percentages may not be achieved at any one point in time. The asset category percentages for 2008 reflect a $2.7 million cash contribution made by the Corporation in late December. This contribution will be worked into the portfolio over a four to six month period.

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

The Corporation has until September 15, 2009 to make any necessary cash contributions to the plan for 2008. A 2008 plan year contribution of $1.1 million was made by the Corporation in February 2009. There is no requirement to make a 2009 plan contribution by December 31, 2009. However, to maximize funding levels and to take advantage of certain tax benefits, the Corporation expects to deposit to the plan an amount ranging from the calculated minimum required contribution to the maximum deductible contribution by December 31, 2009. This amount is estimated to be approximately $500,000.

No contributions were made to the Corporation’s nonleveraged ESOP in each of the three years ended December 31, 2008. At December 31, 2008, the plan held 300,902 shares of the Corporation’s common stock. Contributions to the 401(k) plan amounted to $1.1 million in 2008, $604,000 in 2007, and $527,000 in 2006. Contributions to the defined contribution plan totaled $515,000 in 2007 and $430,000 in 2006. There were no contributions made to the defined contribution plan in 2008.

The accrued liability for the supplemental retirement plan, accounted for under FASB Statement No. 87, approximates the projected benefit obligation; therefore, the adoption of FASB Statement No. 158 had no impact on this plan. The accrued liability for this plan was $1,806,000 and $1,843,000 at December 31, 2008 and 2007, respectively. The amounts recognized in compensation expense were $154,000 for the years ended December 31, 2008 and 2007, and $144,000 for the year ended December 31, 2006.

Projected benefit payments under the supplemental retirement plan are anticipated to be paid as follows:

Year	Amount
(In thousands)
2009	$191
2010	191
2011	191
2012	189
2013	168
2014-2018	356

Total	$1,286

The accrued liability for the index retirement and deferred compensation plans was $2,879,000 and $3,190,000 at December 31, 2008 and 2007, respectively. The amounts recognized in compensation expense were ($368,000), $29,000, and $170,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Compensation expense is impacted by the changes in market values of plan assets. As market values declined during 2008, the liabilities under the plans declined and the plans recognized income.

NOTE N - TREASURY STOCK

The Corporation had no shares held in treasury at December 31, 2008 and 2007.

In April 2007, the Corporation’s Board of Directors approved a stock repurchase plan, which authorized the Corporation to repurchase up to 500,000 shares of its common stock through open market purchases, block trades, and negotiated private transactions. The Corporation did not repurchase any shares of its common stock in 2007. The stock repurchase plan was not renewed by the Board of Directors for 2008.

NOTE O - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2008 and 2007 is summarized as follows:

	December 31,
(In thousands)	2008	2007
Loans outstanding at beginning of year	$13,966	$13,586
New loans	24,084	21,920
Repayments	(18,314)	(21,540)

Loans outstanding at end of year	$19,736	$13,966

Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and shareholders.

NOTE P - REGULATORY MATTERS

Generally, dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the Comptroller of the Currency is limited to the current year’s net profits (as defined by the Comptroller of the Currency) and retained net profits of the two preceding years. At December 31, 2008, Cadence can not make dividend payments to the Corporation without prior approval.

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

To ensure capital adequacy, quantitative measures have been established by regulators that require the Corporation and Cadence to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted average total assets (leverage). Management believes, as of December 31, 2008, that the Corporation and Cadence exceed all capital adequacy requirements.

For 2008 and 2007, Cadence was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, and has a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would cause the Corporation or Cadence to drop below these percentages.

The actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Cadence Financial Corporation (Consolidated)		Cadence
($ In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total risk-based	$164,255	11.4%	$153,652	10.4%
Tier 1 risk-based	146,164	10.1%	135,607	9.3%
Tier 1 leverage	146,164	7.7%	135,607	7.0%
December 31, 2007:
Total risk-based	$168,640	11.2%	$156,272	10.2%
Tier 1 risk-based	153,714	10.2%	141,346	9.3%
Tier 1 leverage	153,714	8.0%	141,346	7.4%

The minimum amounts of capital and ratios as established by banking regulators are as follows:

December 31, 2008:
Total risk-based	$115,569	8.0%	$115,274	8.0%
Tier 1 risk-based	57,785	4.0%	57,637	4.0%
Tier 1 leverage	76,472	4.0%	76,132	4.0%
December 31, 2007:
Total risk-based	$120,173	8.0%	$119,777	8.0%
Tier 1 risk-based	60,087	4.0%	59,889	4.0%
Tier 1 leverage	76,463	4.0%	76,001	4.0%

The Corporation is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2008 and 2007, the required reserve balance on deposit with the Federal Reserve Bank was approximately $250,000 and $150,000, respectively.

NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at December 31, 2008 and 2007 is as follows:

	Contractual Amount December 31,
(In thousands)	2008	2007
Commitments to extend credit	$257,797	$357,541
Standby letters of credit	16,027	23,904

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2008, nor are any significant losses as a result of these transactions anticipated.

In June 2008, the FHLB of Dallas issued a $35 million standby letter of credit to the Bank to secure public funds.

The Corporation leases various premises and equipment under operating leases. At December 31, 2008, future minimum rental commitments are as follows:

Year	Amount
(In thousands)
2009	$1,471
2010	1,177
2011	1,082
2012	1,006
2013	904
Thereafter	5,704

Rental expense for premises and equipment for the years ended December 31, 2008, 2007 and 2006, was $1,539,000, $1,776,000, and $1,069,000, respectively.

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

NOTE S - SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash paid during the year for:
Interest	$49,070	$67,093	$42,070
Income taxes, net of refunds	2,554	7,064	6,890
Non-cash activities:
Transfers of loans to other real estate	16,251	8,979	1,079
Stock issued for acquisition	—	—	18,862

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

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities; however, as of December 31, 2008, quoted market prices were available for all securities. The fair value of other securities, which consist of FHLB stock and Federal Reserve Bank stock, is estimated to be the carrying value, which is par.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase – The fair value of any federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings generally approximates their carrying value. The fair value of structured repurchase agreements is estimated using discounted cash flows, based on current incremental borrowing rates for similar types of arrangements.

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

	December 31, 2008		December 31, 2007
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$61,233	$61,233	$52,397	$52,397
Securities available-for-sale	398,702	398,702	403,796	403,796
Securities held-to-maturity	21,358	22,115	22,846	23,957
Other securities	16,369	16,369	16,449	16,449
Loans	1,307,599	1,305,410	1,322,921	1,321,174
Liabilities:
Noninterest-bearing deposits	181,191	181,191	171,403	171,403
Interest-bearing deposits	1,279,968	1,285,294	1,254,163	1,247,841
Federal funds purchased and securities sold under agreements to repurchase	98,527	101,427	107,060	106,410
Subordinated debentures	30,928	30,928	30,928	30,928
FHLB and other borrowings	188,938	192,491	210,771	210,988

The Corporation elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007. As of December 31, 2008 and 2007, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

The following table reflects assets measured at fair value on a recurring basis:

(In thousands)	Fair Value at December 31, 2008
Available-for-sale securities	$398,702

Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets.

NOTE U - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2008 and 2007, and statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006, of Cadence Financial Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
(In thousands)	2008	2007
Assets
Cash and cash equivalents	$9,638	$7,669
Securities available-for-sale	565	3,730
Investment in and advances to subsidiaries	206,661	213,950
Other assets	1,005	1,596

	$217,869	$226,945

Liabilities and Shareholders’ Equity
Dividends payable and other liabilities	$1,376	$1,647
Subordinated debentures	30,928	30,928
Shareholders’ equity	185,565	194,370

	$217,869	$226,945

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2008	2007	2006
Dividends from subsidiaries	$6,548	$11,897	$10,722
Other	427	929	1,313

Total income	6,975	12,826	12,035
Total expense	2,226	3,539	3,601

Income before income taxes and equity in undistributed earnings of subsidiaries	4,749	9,287	8,434
Income tax benefit	683	998	875

Income before equity in undistributed earnings of subsidiaries	5,432	10,285	9,309
Equity in undistributed earnings of subsidiaries in excess of
(less than) dividends	(8,788)	(492)	4,844

Net income (loss)	$(3,356)	$9,793	$14,153

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(3,356)	$9,793	$14,153
Equity in subsidiaries’ earnings (in excess of) less than dividends	8,788	492	(4,844)
Other, net	395	(10)	2,097

Net cash provided by operating activities	5,827	10,275	11,406

Cash Flows From (Used In) Investing Activities
Payments for investments in and advances to subsidiaries	—	(180)	(34,505)
Purchase of investments available-for-sale	(5,856)	(6,213)	(50,921)
Proceeds from sales and maturities of securities available-for-sale	8,730	13,128	41,000
Other, net	187	—	498

Net cash provided by (used in) investing activities	3,061	6,735	(43,928)

Cash Flows From (Used In) Financing Activities
Repayment of advances from subsidiaries	—	(6,000)	—
Dividends paid on common stock	(7,144)	(11,897)	(12,766)
Net proceeds from equity offering	—	—	50,218
Other, net	225	247	479

Net cash provided by (used in) financing activities	(6,919)	(17,650)	37,931

Net increase (decrease) in cash and cash equivalents	1,969	(640)	5,409
Cash and cash equivalents at beginning of year	7,669	8,309	2,900

Cash and cash equivalents at end of year	$9,638	$7,669	$8,309

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
2008
Total interest income	$28,609	$25,730	$24,899	$23,619
Total interest expense	14,090	11,688	11,360	10,192

Net interest income	14,519	14,042	13,539	13,427
Provision for loan losses	3,000	3,300	11,703	10,596

Net interest income after provision for loan losses	11,519	10,742	1,836	2,831
Total noninterest income, excluding securities gains (losses)	5,800	5,166	6,157	5,479
Securities gains (losses)	203	(48)	70	165
Total noninterest expenses	13,831	13,590	17,233	13,641
Income tax expense (benefit)	930	392	(3,891)	(2,450)

Net income (loss)	$2,761	$1,878	$(5,279)	$(2,716)

Per share:
Net income (loss)	$0.23	$0.16	$(0.44)	$(0.23)
Net income (loss), diluted	0.23	0.16	(0.44)	(0.23)
Cash dividends declared	0.25	0.25	0.05	0.05
2007
Total interest income	$29,465	$30,433	$31,276	$30,939
Total interest expense	15,766	16,093	16,636	16,350

Net interest income	13,699	14,340	14,640	14,589
Provision for loan losses	1,229	900	3,150	2,851

Net interest income after provision for loan losses	12,470	13,440	11,490	11,738
Total noninterest income, excluding securities gains (losses)	5,534	5,477	5,756	5,832
Securities gains (losses)	8	(140)	43	72
Impairment loss on securities	(5,097)	—	—	—
Total noninterest expenses	13,458	13,654	13,812	13,118
Income tax expense (benefit)	(646)	1,513	860	1,061

Net income	$103	$3,610	$2,617	$3,463

Per share:
Net income	$0.01	$0.30	$0.22	$0.29
Net income, diluted	0.01	0.30	0.22	0.29
Cash dividends declared	0.25	0.25	0.25	0.25

NOTE W - EQUITY OFFERING

On May 12, 2006, the Corporation closed on a public offering of its common stock. As a result of this offering, 2.76 million shares were sold at a price of $19.50 per share, with net proceeds of approximately $50.2 million. Some of these proceeds were used to fund the SunCoast and Seasons acquisitions, and the remainder was used for general corporate purposes.

NOTE X - SUBSEQUENT EVENTS

On January 9, 2009, the Corporation completed the sale of $44 million of non-voting preferred stock to the U.S. Treasury Department under the Capital Purchase Program. These senior preferred shares pay a cumulative annual dividend at a 5% rate for the first five years and will reset to a rate of 9% after five years if not redeemed by the Corporation prior to that time. In connection with the issuance of the senior preferred shares, the Corporation also issued to the U.S. Treasury a warrant to purchase the Corporation’s common stock up to a maximum of 15% of the senior preferred amount, or $6.6 million.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal controls over financial reporting as of December 31, 2008. This evaluation was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, has been audited by the Corporation’s independent registered public accounting firm.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Reference is made to the material under the captions, “Election of Directors,” in the Corporation’s proxy statement for its 2009 annual meeting, which is incorporated herein by reference, and “Executive Officers,” included in Part I, Item 1, of this report.

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

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the caption, “Executive Compensation,” in the Corporation’s proxy statement for its 2009 annual meeting, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the caption, “Stock Ownership of Directors, Officers, and Principal Shareholders,” in the Corporation’s proxy statement for its 2009 annual meeting, which is incorporated herein by reference.

The following table gives information about the common stock that may be issued upon the exercise of options under the Corporation’s existing equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,260	$25.21	705,368
Equity compensation plans not approved by security holders	280,026	$22.64	—

Note L to the Corporation’s Notes to Consolidated Financial Statements and the information contained under the caption, “Executive Compensation,” in the Corporation’s proxy statement to be mailed to shareholders in connection with the Corporation’s 2009 annual meeting of shareholders should also be read in connection with this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the caption, “Certain Relationships, Related Transactions and Indebtedness,” in the Corporation’s proxy statement for its 2009 annual meeting, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the caption, “Independent Public Accountant Fees,” in the Corporation’s proxy statement for its 2009 annual meeting, which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of Cadence Financial Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Income—Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows—Years Ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

	3.1	Articles of Incorporation of Cadence Financial Corporation (included as Exhibit 3.1 of Form 10-K filed March 13, 2008 and incorporated herein by reference).

*	3.2	Amended and Restated Bylaws of Cadence Financial Corporation.

	3.3	Articles of Amendment to Articles of Incorporation of Cadence Financial Corporation (included as Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on November 18, 2008 and incorporated herein by reference).

	4.1	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee (included as Exhibit 4 of Form 10-K filed March 11, 2004 and incorporated herein by reference).

**	10.1	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Lewis F. Mallory, Jr. (included as Exhibit 10.2 of Form 10-K filed March 14, 2007 and incorporated herein by reference).

**	10.2	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Mark A. Abernathy (included as Exhibit 10.3 of Form 10-K filed March 14, 2007 and incorporated herein by reference).

**	10.3	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Richard T. Haston (included as Exhibit 10.4 of Form 10-K filed March 14, 2007 and incorporated herein by reference).

**	10.4	NBC Capital Corporation 2005 Deferred Compensation Plan (included as Exhibit 10.1 of Form 8-K filed December 7, 2004 and incorporated herein by reference).

**	10.5	NBC Capital Corporation Long-Term Incentive Compensation Plan (included as Exhibit 10.1 of Form 10-Q filed August 8, 2007 and incorporated herein by reference).

	14	Cadence Financial Corporation’s Code of Ethics is posted on the Corporation’s website.

*	21.1	Subsidiaries of the Corporation

*	23.1	Consent of Independent Registered Public Accounting Firm

*	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

*	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	32.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

*	32.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
*	Filed herewith.
**	Indicates management contracts and compensatory plans and arrangements.

(b)	Exhibits

See exhibit index included in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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

/s/ Robert L. Calvert, III	/s/ Sammy J. Smith
Robert L. Calvert, III Director	Sammy J. Smith Director

/s/ Harry Stokes Smith	/s/ Robert S. Caldwell, Jr.
Harry Stokes Smith Director	Robert S. Caldwell, Jr. Director

/s/ James D. Graham	/s/ Robert A. Cunningham
James D. Graham Director	Robert A. Cunningham Director

/s/ James C. Galloway, Jr.	/s/ Clifton S. Hunt
James C. Galloway, Jr. Director	Clifton S. Hunt Director

Date: March 12, 2009