Form 10-Q
period 2009-03-31
CADENCE FINANCIAL CORP
filed 2009-05-11
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $1 Par Value – 11,914,814 shares as of April 30, 2009.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(Amounts in thousands, except per share data)	2009	2008
INTEREST INCOME
Interest and fees on loans	$16,566	$23,045
Interest and dividends on securities	5,058	5,440
Other interest income	82	124

Total interest income	21,706	28,609

INTEREST EXPENSE
Interest on deposits	7,159	10,665
Interest on borrowed funds	2,194	3,425

Total interest expense	9,353	14,090

Net interest income	12,353	14,519
Provision for loan losses	32,761	3,000

Net interest income (loss) after provision for loan losses	(20,408)	11,519

OTHER INCOME
Service charges on deposit accounts	2,005	2,137
Insurance commissions, fees and premiums	1,306	1,379
Trust Department income	466	564
Mortgage loan fees	210	360
Other income	1,757	1,360
Securities gains, net	63	203

Total other income	5,807	6,003

OTHER EXPENSE
Salaries and employee benefits	7,900	7,967
Premises and fixed asset expense	1,979	1,996
Impairment loss on goodwill	66,846	—
Other expense	4,818	3,868

Total other expense	81,543	13,831

Income (loss) before income taxes	(96,144)	3,691
Income tax expense (benefit)	(11,983)	930

Net income (loss)	(84,161)	2,761
Preferred stock dividend and accretion of discount	322	—

Net income (loss) applicable to common shareholders	$(84,483)	$2,761

Net income (loss) per share - basic and diluted	$(7.06)	$0.23

Net income (loss) applicable to common shareholders per share - basic and diluted	$(7.09)	$0.23

Dividends per common share	$0.05	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$26,212	$37,207
Interest-bearing deposits with banks	48,160	14,403
Federal funds sold and securities purchased under agreements to resell	22,730	9,623

Total cash and cash equivalents	97,102	61,233
Securities available-for-sale	565,640	398,702
Securities held-to-maturity (estimated fair value of $19,325 at March 31, 2009 and $22,115 at December 31, 2008)	18,556	21,358
Other securities	16,383	16,369

Total securities	600,579	436,429
Loans	1,293,019	1,328,329
Less: allowance for loan losses	(39,058)	(20,730)

Net loans	1,253,961	1,307,599
Interest receivable	9,228	9,714
Premises and equipment, net	32,934	33,409
Goodwill and other intangible assets	1,821	68,849
Other assets	79,301	62,036

Total Assets	$2,074,926	$1,979,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$173,797	$181,191
Interest-bearing deposits	1,428,235	1,279,968

Total deposits	1,602,032	1,461,159
Interest payable	2,254	2,892
Federal funds purchased and securities sold under agreements to repurchase	88,806	98,527
Subordinated debentures	30,928	30,928
Other borrowed funds	192,423	188,938
Other liabilities	12,410	11,260

Total liabilities	1,928,853	1,793,704

Shareholders’ Equity:
Preferred stock - $10 par value, authorized 10,000,000 shares as of March 31, 2009; issued 44,000 shares as of March 31, 2009	41,791	—
Common stock - $1 par value, authorized 50,000,000 shares as of March 31, 2009 and December 31, 2008; issued 11,914,814 shares as of March 31, 2009 and December 31, 2008	11,915	11,915
Surplus	95,800	93,438
Retained earnings (accumulated deficit)	(5,104)	79,975
Accumulated other comprehensive income	1,671	237

Total shareholders’ equity	146,073	185,565

Total Liabilities and Shareholders’ Equity	$2,074,926	$1,979,269

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(Amounts in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(84,161)	$2,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	914	1,009
Deferred income taxes	(65)	386
Provision for loan losses	32,761	3,000
Net performance share activity	51	(100)
Gain on sale of securities, net	(63)	(203)
Impairment loss on goodwill	66,846	—
(Increase) decrease in interest receivable	486	1,877
(Increase) decrease in loans held for sale	665	(872)
(Increase) decrease in other assets	(18,111)	(4,187)
Increase (decrease) in interest payable	(638)	(1,297)
Increase (decrease) in other liabilities	2,944	(136)

Net cash provided by (used in) operating activities	1,629	2,238
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	70,247	120,375
Proceeds from sale of securities	10,278	203
Purchase of securities	(242,353)	(111,712)
(Increase) decrease in loans	20,212	(27,986)
(Additions) disposal of premises and equipment	(172)	(72)

Net cash provided by (used in) investing activities	(141,788)	(19,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	140,873	(29,027)
Issuance of preferred stock and warrants	44,000	—
Dividend paid on preferred stock	(220)	—
Dividend paid on common stock	(595)	(2,976)
Net change in federal funds purchased and securities sold under agreements to repurchase	(9,721)	1,977
Net change in short-term FHLB borrowings	(20,000)	(25,093)
Proceeds from long-term debt	35,000	80,000
Repayment of long-term debt	(13,309)	(3,883)

Net cash provided by (used in) financing activities	176,028	20,998
Net increase (decrease) in cash and cash equivalents	35,869	4,044
Cash and cash equivalents at beginning of period	61,233	52,397

Cash and cash equivalents at end of period	$97,102	$56,441

Cash paid during the period for:
Interest	$9,991	$15,387

Income tax	$—	$94

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

Note 1. Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSB No. FAS 107-1 and APB 28-1 extends the fair value disclosure requirements of FASB Statement No. 107 to include interim statements as well as annual statements. The additional disclosure requirements are effective for reporting periods ending after June 15, 2009. The Corporation will include these additional financial statement disclosures in its Form 10-Q for the quarter ended June 30, 2009.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 clarifies factors to be considered when evaluating debt securities for impairment and requires enhanced disclosures for other-than-temporary impairments on debt and equity securities. This guidance is effective for reporting periods ending after June 15, 2009. The Corporation is currently evaluating the effects of FSP No. FAS 115-2 and FAS 124-2 on its securities impairment testing procedures and its financial statement disclosures.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation does not amortize goodwill but performs periodic testing of goodwill for impairment. If impaired, the asset is written down to its estimated fair value. The Corporation’s periodic testing of goodwill for impairment is performed as of September 30 each year.

FASB Statement No. 142 also requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that triggered an additional test of goodwill for impairment, and the Corporation engaged a third party to perform this test. The test concluded that the Corporation’s goodwill was fully impaired as of March 31, 2009. As a result, a goodwill impairment charge of $66.8 million was recognized for the quarter ended March 31, 2009. This charge eliminated all goodwill previously reflected on the Corporation’s balance sheet.

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

As of March 31, 2009, a total of 46,632 performance shares are outstanding. Of those shares, all but 2,000 have been earned. For the three months ended March 31, 2009 and 2008, compensation expense relating to performance shares totaled $52,000 and $66,000, respectively.

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

Note 5. Comprehensive Income

The following table discloses comprehensive income for the periods reported in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2009	2008
(Amounts in thousands)
Net income (loss)	$(84,161)	$2,761
Net change in other comprehensive income, net of tax:
Realized (gains) losses included in net income	(39)	(125)
Unrealized gains (losses) on securities	1,507	3,447
Unrealized gains (losses) on interest rate swaps	(34)	4

Net change in other comprehensive income	1,434	3,326

Comprehensive income (loss)	$(82,727)	$6,087

Accumulated other comprehensive income (loss) at beginning of period	$237	$(1,625)
Net change in other comprehensive income (loss)	1,434	3,326

Accumulated other comprehensive income at end of period	$1,671	$1,701

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Three Months Ended March 31,
	2009	2008
(Amounts in thousands)
Service cost	$190	$233
Interest cost	190	187
Expected return on assets	(230)	(205)
Net (gain)/loss recognition	90	83
Prior service cost amortization	(23)	(23)

Preliminary net periodic benefit cost	217	275
Immediate recognition due to settlement	225	—

Net periodic benefit cost	$442	$275

The expected rates of return for 2009 and 2008 were 7.0% and 7.5%, respectively.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the three month period ended March 31, 2009, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of March 31, 2009, approximately 11% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of March 31, 2009, is other-than-temporarily impaired.

Note 8. Derivative Instruments

The Corporation has hedged a portion of its floating rate prime based lending portfolio by entering into two floating to fixed interest rate swaps. As of March 31, 2009, the total notional amount of the two outstanding swaps was $20 million. The original maturities on the swaps range from twelve to fifteen months, and rates range from 5.735% to 5.905%. The transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they are accounted for under the provisions of that Statement.

The effectiveness of the transactions described above was tested as of March 31, 2009, in accordance with FASB Statement No. 133, and management determined that as of that date, the transactions remained “highly effective,” as defined by FASB Statement No. 133. For the three month periods ended March 31, 2009 and 2008, $34,000 in unrealized losses (net of tax) and $4,000 in unrealized gains (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income for the change in fair value of the Corporation’s outstanding swaps.

Note 9. Fair Value

FASB Statement No. 157, “Fair Value Measurements,” provides guidance for using fair value to measure assets and liabilities and establishes a hierarchy to prioritize the inputs used to measure fair value. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).

In accordance with the disclosure requirements of FASB Statement No. 157, the following table reflects assets measured at fair value on a recurring basis. Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets (Level 1 inputs).

Fair Value at March 31, 2009

Available-for-sale securities	$565,640

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” allows entities the option, at specified election dates, to measure financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB Statement No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings.

As of March 31, 2009, the Corporation’s balance sheet did not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

Note 10. Preferred Stock

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three months ended March 31, 2009. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008, and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

For purposes of the following discussion and analysis of the Corporation’s financial condition and results of operations, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of Cadence Financial Corporation and Cadence, unless the context suggests otherwise.

Introduction and Management Overview

The Corporation is a bank holding company that owns Cadence. Cadence operates in the states of Mississippi, Alabama, Tennessee, Florida and Georgia. Cadence’s primary business is providing traditional commercial and retail banking services to customers. Cadence also provides other financial services, including trust services, mortgage services, insurance and investment products. Our stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol of “CADE”.

Our net interest income declined from $14.5 million in the first quarter of 2008 to $12.4 million in the first quarter of 2009. For the first quarter of 2009, our net interest margin was 2.73%, compared to 3.23% for the first quarter of 2008. Our yield on earning assets declined by 156 basis points during this period, but was offset somewhat by a 1.3% increase in average earning assets.

Our loan yields declined by 175 basis points as compared to the first three months of 2008, partly due to the 200 basis point reduction in interest rates between March 31, 2008 and March 31, 2009. Our loan portfolio is composed of approximately 63% variable rate loans and 37% fixed rate loans. Also, in recent quarters, we have made a concerted effort to reduce our concentration in commercial real estate loans, particularly real estate development loans, which typically have higher yields. Overall, our average loan balances declined by approximately $33.4 million, or 2.5%, from the first quarter of 2008 to the first quarter of 2009.

Our average securities portfolio balances increased by $23.9 million, or 5.4%, between the first quarter of 2008 and the first quarter of 2009. However, our yield on securities declined by 54 basis points over this same period.

Our overall cost of funds declined by 124 basis points between the first quarter of 2008 and the first quarter of 2009. Average interest-bearing deposits increased 8.3% to $1.3 billion for the first quarter of 2009, compared to $1.2 billion for the first quarter of 2008, somewhat offset by a decline of $49.6 million, or 13.5%, in average borrowed funds.

Our provision for loan losses was $32.8 million for the first quarter of 2009, as compared to $3.0 million for the first quarter of 2008. We incurred $14.4 million in net charge-offs for the first quarter of 2009, compared to $2.9 million for the first quarter of 2008. Most of the increase in net charge-offs is attributable to two real estate development loans to one borrower. Also, we significantly increased our allowance for loan losses during the first quarter of 2009. Our allowance for loan losses was $39.1 million at March 31, 2009, compared with our allowance for loan losses at December 31, 2008 of $20.7 million. We have experienced an increase in non-performing loans, mostly due to commercial real estate construction and development loans. During the first quarter of 2009, we noted increased weakness in our Middle Tennessee and Florida markets.

Noninterest income, exclusive of securities gains and losses, was relatively flat between the first quarter of 2008 and the first quarter of 2009. The growth of noninterest income continues to be an important part of our strategic goals; however, many of our sources of noninterest income have been negatively impacted by the current economy.

Another goal of management in 2009 is to continue to control the level of noninterest expenses. During the first quarter of 2009, total noninterest expenses increased by $67.7 million from the same period of 2008. Included in this increase is a $66.8 million impairment loss on goodwill. The remaining increase resulted primarily from increases in FDIC insurance premiums and expenses relating to other real estate owned (“OREO”).

In January 2009, the Corporation completed the sale of $44 million of non-voting preferred stock to the U.S. Treasury Department under the Capital Purchase Program (“CPP”). During the first quarter of 2009, we incurred $322,000 in dividend and accretion costs related to the preferred stock.

For the first quarter of 2009, we reported a net loss applicable to common shareholders of $84.5 million, or $7.09 per common share, compared to net income of $2.8 million, or $.23 per common share, for the first quarter of 2008.

We anticipate weak loan demand for the remainder of 2009 and expect our loan balances to continue to decrease as we focus on reducing our commercial real estate exposure. If rates remain flat as we currently expect, it will be difficult for us to expand our margin. However, we also expect our deposits and wholesale funding balances to decline, as we intend to use our excess liquidity to absorb maturing liabilities to reduce interest expense.

We continue to look for ways to grow noninterest income; however, the growth of noninterest income will remain a challenge under current economic conditions. We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies. Effective June 1, 2009, we are suspending our 401(k) matching contributions. Also, we have frozen salaries for all employees at 2008 levels, except for the Chief Executive Officer and Chief Operating Officer, who reduced their salaries by 10%. The Board of Directors also took a 10% reduction in their board and committee fees. However, we expect our costs for FDIC insurance premiums to remain high for 2009, and we expect additional increases in OREO expenses based on recent additions.

We believe that credit quality represents our largest challenge for 2009. We are aggressively managing our credit issues to protect our future earnings. In management’s opinion, the current level of the allowance for loan losses is sufficient for the level of anticipated losses in our current loan portfolio.

Our participation in the CPP has further strengthened our capital base. While the dividend and accretion costs related to the preferred stock will clearly be dilutive to earnings applicable to common shareholders in 2009, we anticipate that the additional capital could enhance our ability to execute our strategic initiatives as the economy improves.

Critical Accounting Policies

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements in our annual report contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in our annual report on Form 10-K for the year ended December 31, 2008, and the information in this quarterly report, including this Management’s Discussion and Analysis, should be sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Provision and Allowance for Loan Losses

Our provision for loan losses is utilized to replenish the allowance for loan losses on the balance sheet. The allowance is maintained at a level deemed adequate by management after its evaluation of the risk exposure contained in our loan portfolio. Our senior credit officers and our loan review staff perform the methodology used to make this determination of risk exposure on a quarterly basis. As a part of this evaluation, certain loans are individually reviewed to determine if there is an impairment of our ability to collect the loans and the related interest. This determination is generally made based on collateral value securing such loans. If the senior credit officers and loan review staff determine that impairments exist, specific portions of the allowance are allocated to these individual loans. We group all other loans into homogeneous pools and determine risk exposure by considering the following non-exclusive list of factors: historical loss experiences; trends in delinquencies and non-accruals; and national, regional and local economic conditions. These economic conditions would include, but not be limited to, general real estate conditions, the current interest rate environment and trends, unemployment levels and other information, as deemed appropriate. Additionally, management looks at specific external credit risk factors that bring additional risk into the portfolio. As of March 31, 2009, we identified the following three external risk factors: (1) a general decline in overall economic conditions; (2) increased risk associated with commercial real estate credits; and (3) a general slowdown in the real estate market impacting the portfolio as a whole. These external risk factors are re-evaluated on a quarterly basis. Management makes its estimates of the credit risk in the portfolio and the amount of provision needed to keep the allowance for loan losses at an appropriate level using what management believes are the best and most current sources of information available at the time of the estimates; however, many of these factors can change quickly and with no advance warning. If management significantly misses its estimates in any period, it can have a material impact on the results of operations for that period and for subsequent periods.

Pension and Other Postretirement Benefit Plans

Another area that requires subjective and complex judgments is the liability and expense relating to our pension and other postretirement benefit plans. We maintain several benefit plans for our employees. They include a defined benefit pension plan, a defined contribution pension plan, a 401(k) plan and a deferred compensation plan. All contributions are made when due.

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

Other-Than-Temporary Impairment of Investment Securities

A third area that requires subjective and complex judgments on the part of management is the review of the investments in the securities portfolio for other-than-temporary impairments. EITF Issue 03-01 and FASB FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items: (1) the length of time and extent to which the current market value is less than cost; (2) evidence of a forecasted recovery; (3) financial condition and the industry environment of the issuer, including whether the issuer is a government or government-backed agency (all of the mortgage-backed securities and collateralized mortgage obligations held in our portfolio are issued by government-backed agencies); (4) downgrades of the securities by rating agencies; (5) whether there has been a reduction or elimination of dividends or interest payments; (6) whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and (7) interest rate trends that may impact recovery and realization.

As of March 31, 2009, our securities portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment using a two-step approach. If the results of the first step of testing indicate that impairment does not exist, the test is complete; however, if the results of the first step indicate that impairment could exist, the second step of testing must be performed. We completed our periodic impairment test in accordance with FASB Statement No. 142 as of September 30, 2008. Based on the results of the first step of testing, we concluded that no impairment writedown was warranted as of September 30, 2008.

FASB Statement No. 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that we felt triggered an additional test of goodwill for impairment. These events included our results of operations for the three months ended March 31, 2009, the changes in credit quality of our loan portfolio, and the continued general decline in the economy. We engaged a third party to perform this additional goodwill impairment testing. Due primarily to the decline in the market value of our stock and the decline in prices paid in comparable bank acquisition transactions between September 30, 2008 and March 31, 2009, the first step of the goodwill impairment test indicated that potential impairment existed and the second step of testing should be performed to determine the amount of impairment. In the second step of the test, our consolidated balance sheet was marked to market to determine the current fair value of the goodwill that should be recorded on the balance sheet. As a result of this testing, we concluded that our goodwill was fully impaired as of March 31, 2009, and we recognized a goodwill impairment charge of $66.8 million for the quarter ended March 31, 2009. This charge eliminated all goodwill previously reflected on our balance sheet.

Other Accounting/Regulatory Issues

Cadence has entered into an agreement with the Office of the Comptroller of the Currency (“OCC”), effective April 17, 2009, to enhance its risk management and planning processes. In the agreement, Cadence and its Directors will work with the OCC to formalize enhanced risk management programs to monitor problem loans, update the Bank’s strategic plan to address the current economic environment, and reduce the Bank’s concentration of commercial real estate, among other practices and procedures. In anticipation of the agreement, Cadence’s Board of Directors appointed a compliance committee to oversee these enhancements, and that committee has made significant progress toward its objectives.

In the normal course of business, Cadence makes loans to related parties, including our directors and executive officers and their relatives and affiliates. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. Also, the loans are consistent with sound banking practices and within applicable regulatory and lending limitations. Please see Note O in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and our proxy statement for additional details concerning related party transactions.

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

We own NBC Capital Corporation (MS) Statutory Trust I, which was organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities. In accordance with FASB Interpretation No. 46 (revised December 2003), the trust, which is considered a variable interest entity, is not consolidated into our financial statements because the only activity of the variable interest entity is the issuance of the trust preferred securities.

Results of Operations

For the first quarter of 2009, we reported a net loss applicable to common shareholders of $84.5 million, or $7.09 per common share, compared to earnings of $2.8 million, or $.23 per common share, for the first quarter of 2008.

Net interest income for the first quarter of 2009 was $12.4 million, compared to $14.5 million for the same quarter of 2008, a decrease of 14.9%. During the first quarter of 2009, the net interest margin was 2.73%, compared to 3.23% for the same period of 2008. This 50 basis point decrease in margin resulted primarily from our loan yields declining at a faster rate than the cost of funds. When comparing the first quarter of 2009 to the same quarter of 2008, we lost 175 basis points of yield on our loans but only reduced the cost of funds by 124 basis points. A slight increase of $23.4 million, or 1.3%, in our average earning assets partially offset the effect of the declining margin on our net interest income for the first quarter of 2009. For additional information, please see the table entitled “Analysis of Net Interest Earnings” at the end of this section.

The provision for loan losses increased from $3.0 million during the first quarter of 2008 to $32.8 million in the first quarter of 2009. This increase was due to a higher level of net charge-offs ($14.4 million in the first quarter of 2009 as compared to $2.9 million in the first quarter of 2008), as well as a significant increase in classified loans. Two loans to a single borrower accounted for substantially all of the increase in net charge-offs in 2009. Also contributing to the increase in the provision for loan losses for the first quarter of 2009 was the updating of the three-year average historical loss factors included in our allowance for loan losses methodology. The 2008 losses were significantly higher than the 2005 losses that they replaced, which caused an increase in our estimate of the required allowance for loan losses as of March 31, 2009.

Noninterest income includes various service charges, fees and commissions, including insurance commissions earned by GCM. It has been, and continues to be, one of our strategic objectives to diversify our other income sources so that we can be less dependent on net interest income. Our noninterest income, exclusive of securities gains and losses, declined by $56,000, or 1.0%, from the first quarter of 2008 to the first quarter of 2009. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2009	2008	Change
Service charges on deposit accounts	$2,005	$2,137	$(132)
Insurance commissions, fees and premiums	1,306	1,379	(73)
Trust Department income	466	564	(98)
Mortgage loan fees	210	360	(150)
Other income	1,757	1,360	397

Total other income	$5,744	$5,800	$(56)

The decline in service charge fee income can be attributed to fewer insufficient funds fees charged during the first quarter of 2009. Trust Department income was impacted by a decline in the market value of investments under management, and mortgage loan fees were affected by fewer home sales, lower demand for refinancings, and more conservative underwriting requirements. Our other noninterest income increased 29.2% from the first quarter of 2008 to the first quarter of 2009, primarily due to insurance proceeds from a bank owned life insurance policy of approximately $645,000 received in the first quarter of 2009 and $150,000 from the reversal of an accrual that was established at the time of our most recent acquisition. During the first quarter of 2008, we recognized a $232,000 gain on the sale of an asset held by the Corporation and $110,000 in proceeds from the redemption of stock in VISA.

We recognized $63,000 in securities gains during the first quarter of 2009, compared to gains of $203,000 during the first quarter of 2008.

Noninterest expense represents ordinary overhead expenses. Noninterest expenses increased by $67.7 million during the first quarter of 2009, compared with the first quarter of 2008. The following table reflects the details of this change:

	Quarter Ended March 31,
(In thousands)	2009	2008	Change
Salaries and employee benefits	$7,900	$7,967	$(67)
Premises and fixed asset expense	1,979	1,996	(17)
Impairment loss on goodwill	66,846	—	66,846
Other expense	4,818	3,868	950

Total other expense	$81,543	$13,831	$67,712

Salaries and employee benefits and premises and fixed asset expenses declined slightly from the first quarter of 2008 to the first quarter of 2009. However, our other noninterest expenses increased by $950,000, or 24.6%, from the first quarter of 2008 to the first quarter of 2009, due primarily to increases in FDIC insurance premiums and expenses relating to OREO. FDIC insurance premiums increased from $64,000 in the first quarter of 2008 to $915,000 in the first quarter of 2009. OREO-related expenses increased from $157,000 in the first quarter of 2008 to $562,000 in the first quarter of 2009. The 2009 expenses include approximately $320,000 in losses on the sale of OREO.

In accordance with the provisions of FASB Statement No. 142 and based on the results of a third party analysis, we recognized a $66.8 million impairment loss on goodwill for the quarter ended March 31, 2009. This impairment charge eliminated all goodwill from our balance sheet.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 25.2% for the first quarter of 2008. The income tax benefit for the first quarter of 2009 results from the loss recognized for the period, as well as the tax benefits of our tax-exempt income.

Financial Condition

During the first three months of 2009, our total assets increased by approximately $95.7 million, or 4.8%. Our cash and cash equivalents increased by $35.9 million, or 58.6%, and our securities portfolio increased by $164.2 million, or 37.6%. These increases are partially attributable to the proceeds received from the first quarter sale of $44 million of preferred stock to the U.S. Treasury. Also, we are making a concerted effort to reduce our concentration in commercial real estate loans, resulting in our loan balances declining by $35.3 million, or 2.7%, since December 31, 2008.

The allowance for loan losses as of March 31, 2009 was $39.1 million, as compared to $20.7 million as of December 31, 2008 and $15.0 million as of March 31, 2008. During the first quarter of 2009, we noted increased weakness in our Middle Tennessee and Florida markets and experienced increases in non-performing loans, a majority of which are commercial real estate construction and residential development loans.

The following table reflects some of the statistics we use to evaluate the quality and potential exposure within our loan portfolio. Classified assets included loans ninety days or more past due but still accruing interest, non-accrual loans, and other real estate owned.

	Three Months Ended 3/31/09	Year Ended 12/31/08	Three Months Ended 3/31/08
Non-performing loans as a percentage of total loans	3.4%	2.4%	1.0%
Non-performing assets as a percentage of total loans and other real estate owned	4.8%	3.7%	2.0%
Allowance for loan losses as a percentage of non-performing loans	88.5%	65.5%	109.9%
Allowance for loan losses as a percentage of total loans	3.0%	1.6%	1.1%
Classified assets as a percentage of capital	94.5%*	54.5%	29.5%
Classified loans as a percentage of total loans	9.2%	6.2%	3.2%
Net charge-offs as a percentage of average net loans outstanding	1.1%	1.7%	0.2%

*	Includes the effect of the goodwill impairment loss recognized in the first quarter of 2009. Without the goodwill impairment loss, the ratio was 64.8%.

As a result of the current economic environment, we have implemented additional risk management procedures to reduce potential future losses, including tightened underwriting standards, a continued moratorium on 1-4 family speculative and land development loans, and enhanced stress tests for larger relationships.

Based on the evaluations described in the “Critical Accounting Policies” section of this management’s discussion and analysis and the information above, the allowance for loan losses at March 31, 2009, was deemed adequate to cover exposure within our loan portfolio.

We recognized a $66.8 million goodwill impairment charge as of March 31, 2009, which eliminated goodwill on our balance sheet.

We also reviewed our deferred tax assets as of March 31, 2009. Based on this review, we determined that these assets were not impaired and that no valuation allowance was needed as of March 31, 2009.

Our liabilities increased from $1.79 billion at December 31, 2008, to $1.93 billion at March 31, 2009, an increase of $135.1 million, or 7.5%. During the first three months of 2009, deposits increased by $140.9 million, or 9.6%. The increase resulted from a $148.3 million, or 11.6%, increase in interest-bearing deposits, primarily time deposits, partially offset by a $7.4 million, or 4.1%, decrease in noninterest-bearing deposits. Also during the first three months of 2009, federal funds purchased and securities sold under agreements to repurchase declined by $9.7 million, or 9.9%. At this point in the interest rate cycle, management decided to expand our retail deposits. The liquidity generated by this growth in deposits will be used to replace more expensive wholesale funds as they mature.

Shareholders’ equity decreased from $185.6 million at December 31, 2008 to $146.1 million at March 31, 2009. On January 9, 2009, the Corporation completed the sale of $44 million of non-voting preferred stock to the U.S. Treasury Department under the CPP. During the first quarter of 2009, we reported a net loss applicable to common shareholders of $84.5 million. Included in this amount are the payment of $220,000 in preferred dividends and $102,000 of discount accretion related to the preferred stock. Also, we declared common dividends of $595,000. Finally, an increase in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income to increase from $237,000 at December 31, 2008, to $1.7 million at March 31, 2009.

Cadence is required to maintain a minimum amount of capital to total risk-weighted assets as defined by the banking regulators. At March 31, 2009, the Bank’s Tier 1, Tier 2 and total risk-based capital ratios exceeded the well-capitalized standards developed under applicable regulatory guidelines; therefore, the Bank is classified as well-capitalized as of March 31, 2009.

Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the Comptroller of the Currency is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At March 31, 2009, without approval from the Comptroller of the Currency, Cadence does not have the ability to pay dividends to the Corporation.

Also, under regulations controlling national banks, the Bank is limited in the amount it can lend to the Corporation or any of its non-banking subsidiaries, and such loans are required to be on a fully secured basis. At March 31, 2009, there were no formal borrowings between the Corporation (or any of its non-banking subsidiaries) and the Bank.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2009, the amount of unfunded commitments outstanding was $226.2 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of March 31, 2009, the amount of outstanding letters of credit was $16.0 million.

The issuance of a letter of credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, we do not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, we are able to fund them out of normal cash flow. If all outstanding commitments were funded at the same time, we have the ability to fund them through our short-term borrowing lines, the brokered certificate of deposit market and additional Federal Home Loan Bank (“FHLB”) borrowings.

In June 2008, the FHLB of Dallas issued a $35 million standby letter of credit to the Bank to secure public funds.

Market Risk

During the first three months of 2009, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of March 31, 2009, we had two outstanding swaps with an aggregate notional amount of $20 million. The original maturities on the swaps range from twelve months to fifteen months, and rates range from 5.735% to 5.905%. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio.

These transactions are cash flow hedges as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were accounted for in accordance with the provisions of that Statement. As required by FASB Statement No. 133, we measured the effectiveness of these transactions as of March 31, 2009, and determined that they remained “highly effective,” as defined by the Statement. See Note 8 of the Notes to Consolidated Financial Statements for more information.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a neutral rate sensitive position. Our current balance sheet model reflects approximately $26.3 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represents approximately 1.23% of total assets and indicates that we are slightly asset sensitive. This computation results from a static gap analysis that weighs assets and liabilities equally. Management believes this position to be acceptable in the current interest rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, they could also be put at significant risk if interest rates move against predictions.

Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	(Amounts in Thousands) Average Balance
	Three Months Ended 3/31/09	Year Ended 12/31/08

EARNING ASSETS:
Net loans	$1,313,743	$1,350,870
Federal funds sold and other interest-bearing assets	51,155	21,581
Securities:
Taxable	362,826	326,097
Tax-exempt	104,967	110,691

Totals	1,832,691	1,809,239

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,340,621	1,238,156
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	317,254	370,358

Totals	1,657,875	1,608,514

Net amounts	$174,816	$200,725

	(Amounts in Thousands) Interest For
	Three Months Ended 3/31/09	Year Ended 12/31/08

EARNING ASSETS:
Net loans	$16,566	$81,533
Federal funds sold and other interest-bearing assets	82	492
Securities:
Taxable	4,038	16,296
Tax-exempt	1,020	4,536

Totals	21,706	102,857

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	7,159	35,682
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2,194	11,648

Totals	9,353	47,330

Net amounts	$12,353	$55,527

	Yields Earned And Rates Paid (%)
	Three Months Ended 3/31/09	Year Ended 12/31/08

EARNING ASSETS:
Net loans	5.13	6.04
Federal funds sold and other interest-bearing assets	0.65	2.28
Securities:
Taxable	4.51	5.00
Tax-exempt	3.94	4.10

Totals	4.80	5.69

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	2.17	2.88
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.80	3.15

Totals	2.29	2.94

Net margin	2.73	3.07

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.08	6.31

Total earning assets	4.92	5.82

Net margin	2.86	3.20

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Please refer to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

On May 5, 2009, the Corporation’s Board of Directors voted to suspend the Corporation’s cash dividend until further notice. This decision was made in order to preserve the Corporation’s capital during uncertain economic times. The Board of Directors will continue to evaluate the cash dividend program to balance the Corporation’s goals of maintaining a strong capital position and building long-term shareholder value.

ITEM 6 – EXHIBITS

11	Statement re computation of earnings per share

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

99.1	Agreement by and between Cadence Bank, N.A. and the Office of the Comptroller of the Currency effective April 17, 2009 (included as Exhibit 99.2 of Form 8-K filed April 21, 2009 and incorporated herein by reference)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION
Registrant
Date: May 11, 2009
/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of earnings per share	24

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer	25

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer	26

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	27

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	28