Form 10-Q
period 2009-06-30
CADENCE FINANCIAL CORP
filed 2009-08-10
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common Stock, $1 Par Value – 11,912,564 shares as of June 30, 2009.

PART I - FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(In thousands, except per share data)	2009	2008

INTEREST INCOME
Interest and fees on loans	$32,175	$43,503
Interest and dividends on securities	9,725	10,576
Other interest income	223	260

Total interest income	42,123	54,339

INTEREST EXPENSE
Interest on deposits	14,873	19,449
Interest on borrowed funds	4,233	6,329

Total interest expense	19,106	25,778

Net interest income	23,017	28,561
Provision for loan losses	55,756	6,300

Net interest income (loss) after provision for loan losses	(32,739)	22,261

OTHER INCOME
Service charges on deposit accounts	4,130	4,338
Insurance commissions, fees and premiums	2,356	2,416
Trust Department income	973	1,142
Mortgage loan fees	637	708
Other income	2,749	2,362
Securities gains, net	139	155

Total other income	10,984	11,121

OTHER EXPENSE
Salaries and employee benefits	15,742	15,716
Premises and fixed asset expense	3,956	4,004
Impairment loss on goodwill	66,846	—
Other expense	11,333	7,701

Total other expense	97,877	27,421

Income (loss) before income taxes	(119,632)	5,961
Income tax expense (benefit)	(21,461)	1,322

Net income (loss)	(98,171)	4,639

Preferred stock dividend and accretion of discount	974	—

Net income (loss) applicable to common shareholders	$(99,145)	$4,639

Net income (loss) per share - basic and diluted	$(8.24)	$0.39

Net income (loss) applicable to common shareholders per share - basic and diluted	$(8.32)	$0.39

Dividends per common share	$0.05	$0.50

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(In thousands, except per share data)	2009	2008

INTEREST INCOME
Interest and fees on loans	$15,609	$20,458
Interest and dividends on securities	4,667	5,136
Other interest income	141	136

Total interest income	20,417	25,730

INTEREST EXPENSE
Interest on deposits	7,714	8,784
Interest on borrowed funds	2,039	2,904

Total interest expense	9,753	11,688

Net interest income	10,664	14,042
Provision for loan losses	22,995	3,300

Net interest income (loss) after provision for loan losses	(12,331)	10,742

OTHER INCOME
Service charges on deposit accounts	2,125	2,201
Insurance commissions, fees and premiums	1,050	1,037
Trust Department income	507	578
Mortgage loan fees	427	348
Other income	992	1,002
Securities gains (losses), net	76	(48)

Total other income	5,177	5,118

OTHER EXPENSE
Salaries and employee benefits	7,842	7,749
Premises and fixed asset expense	1,977	2,008
Other expense	6,515	3,833

Total other expense	16,334	13,590

Income (loss) before income taxes	(23,488)	2,270
Income tax expense (benefit)	(9,478)	392

Net income (loss)	(14,010)	1,878

Preferred stock dividend and accretion of discount	652	—

Net income (loss) applicable to common shareholders	$(14,662)	$1,878

Net income (loss) per share - basic and diluted	$(1.18)	$0.16

Net income (loss) applicable to common shareholders per share - basic and diluted	$(1.23)	$0.16

Dividends per common share	$—	$0.25

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$31,484	$37,207
Interest-bearing deposits with banks	44,371	14,403
Federal funds sold and securities purchased under agreements to resell	20,566	9,623

Total cash and cash equivalents	96,421	61,233
Securities available-for-sale	531,125	398,702
Securities held-to-maturity (estimated fair value of $14,591 at June 30, 2009 and $22,115 at December 31, 2008)	14,196	21,358
Other securities	15,603	16,369

Total securities	560,924	436,429
Loans	1,244,227	1,328,329
Less: allowance for loan losses	(46,722)	(20,730)

Net loans	1,197,505	1,307,599
Interest receivable	8,355	9,714
Premises and equipment, net	32,305	33,409
Goodwill and other intangible assets	1,667	68,849
Other assets	82,995	62,036

Total Assets	$1,980,172	$1,979,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$167,971	$181,191
Interest-bearing deposits	1,377,297	1,279,968

Total deposits	1,545,268	1,461,159
Interest payable	2,312	2,892
Federal funds purchased and securities sold under agreements to repurchase	88,374	98,527
Subordinated debentures	30,928	30,928
Other borrowed funds	169,909	188,938
Other liabilities	13,888	11,260

Total liabilities	1,850,679	1,793,704

Shareholders’ Equity:
Preferred stock - $10 par value, authorized 10,000,000 shares as of June 30, 2009; issued 44,000 shares as of June 30, 2009	41,893	—
Common stock - $1 par value, authorized 50,000,000 shares as of June 30, 2009 and December 31, 2008; issued 11,912,564 shares as of June 30, 2009 and 11,914,814 shares as of December 31, 2008	11,913	11,915
Surplus	95,832	93,438
Retained earnings (accumulated deficit)	(19,766)	79,975
Accumulated other comprehensive income (loss)	(379)	237

Total shareholders’ equity	129,493	185,565

Total Liabilities and Shareholders’ Equity	$1,980,172	$1,979,269

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(In thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(98,171)	$4,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,779	1,964
Deferred income taxes	(16,717)	2,709
Provision for loan losses	55,756	6,300
Net performance share activity	81	574
Gain on sale of securities, net	(139)	(155)
Impairment loss on goodwill	66,846	—
(Increase) decrease in interest receivable	1,359	2,572
(Increase) decrease in loans held for sale	(935)	(1,829)
(Increase) decrease in other assets	(3,881)	(11,987)
Increase (decrease) in interest payable	(580)	(1,691)
Increase (decrease) in other liabilities	4,421	437

Net cash provided by (used in) operating activities	9,819	3,533

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	250,671	159,488
Proceeds from sale of securities	77,123	186
Purchase of securities	(453,287)	(148,589)
(Increase) decrease in loans	55,273	(20,097)
(Additions) disposals of premises and equipment	(180)	247

Net cash provided by (used in) investing activities	(70,400)	(8,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	84,109	(18,453)
Issuance of preferred stock and warrants	44,000	—
Dividend paid on preferred stock	(770)	—
Dividend paid on common stock	(595)	(5,953)
Net change in federal funds purchased and securities sold under agreements to repurchase	(10,153)	(7,520)
Net change in short-term FHLB borrowings	(20,000)	(73,406)
Proceeds from long-term debt	35,000	125,000
Repayment of long-term debt	(35,822)	(6,291)

Net cash provided by (used in) financing activities	95,769	13,377

Net increase (decrease) in cash and cash equivalents	35,188	8,145
Cash and cash equivalents at beginning of period	61,233	52,397

Cash and cash equivalents at end of period	$96,421	$60,542

Cash paid during the period for:
Interest	$19,686	$27,469

Income tax	$—	$898

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

FASB Statement No. 165, “Subsequent Events,” requires companies to disclose the date through which subsequent events have been evaluated by management. The Corporation’s management has evaluated the effect of subsequent events on these financial statements through August 10, 2009, the date the financial statements were available to be issued.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 extends the fair value disclosure requirements of FASB Statement No. 107 to include interim statements as well as annual statements. The Corporation adopted FSP No. FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009 (see Note 9. for relevant disclosures).

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 clarifies factors to be considered when evaluating debt securities for impairment and requires enhanced disclosures for other-than-temporary impairments on debt and equity securities. The Corporation adopted FSP No. FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009; however, the adoption had no impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides a list of factors that an entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If a significant decrease in volume and level of activity exists, the entity must analyze the information from that market and adjust the related prices if necessary to estimate fair value in accordance with FASB Statement No. 157. The Corporation adopted FSP No. FAS 157-4 for the quarter ended June 30, 2009; however, the adoption had no impact on the Corporation’s consolidated financial statements.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Corporation’s goodwill was not amortized but was periodically tested for impairment. The Corporation’s annual test of goodwill impairment was last performed as of September 30, 2008.

FASB Statement No. 142 also requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that triggered an additional test of goodwill for impairment, and the Corporation engaged a third party to perform this test. The test concluded that the Corporation’s goodwill was fully impaired as of March 31, 2009. As a result, a goodwill impairment charge of $66.8 million was recognized as of that date, and the charge eliminated all goodwill previously reflected on the Corporation’s balance sheet.

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

As of June 30, 2009, a total of 42,382 performance shares are outstanding, all of which have been earned. For the three and six months ended June 30, 2009, compensation expense relating to performance shares totaled $16,000 and $68,000, respectively. For the three and six months ended June 30, 2008, compensation expense relating to performance shares totaled $52,000 and $118,000, respectively.

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

Note 5. Comprehensive Income

The following table discloses comprehensive income for the periods reported in the Consolidated Statements of Income:

	Six Months Ended June 30,
(In thousands)	2009	2008
Net income (loss)	$(98,171)	$4,639
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income (loss)	(86)	(96)
Unrealized gains (losses) on securities	(447)	(3,073)
Unrealized gains (losses) on interest rate swaps	(83)	(13)

Net change in other comprehensive income (loss), net of tax	(616)	(3,182)

Comprehensive income (loss)	$(98,787)	$1,457

Accumulated other comprehensive income (loss) at beginning of period	$237	$(1,625)
Net change in other comprehensive income (loss)	(616)	(3,182)

Accumulated other comprehensive income (loss) at end of period	$(379)	$(4,807)

	Three Months Ended June 30,
(In thousands)	2009	2008
Net income (loss)	$(14,010)	$1,878
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income (loss)	(47)	30
Unrealized gains (losses) on securities	(1,954)	(6,520)
Unrealized gains (losses) on interest rate swaps	(49)	(18)

Net change in other comprehensive income (loss), net of tax	(2,050)	(6,508)

Comprehensive income (loss)	$(16,060)	$(4,630)

Accumulated other comprehensive income (loss) at beginning of period	$1,671	$1,701
Net change in other comprehensive income (loss)	(2,050)	(6,508)

Accumulated other comprehensive income (loss) at end of period	$(379)	$(4,807)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2009	2008
Service cost	$372	$466
Interest cost	378	374
Expected return on assets	(460)	(410)
Net (gain)/loss recognition	176	166
Prior service cost amortization	(46)	(46)

Preliminary net periodic benefit cost	420	550
Immediate recognition due to settlement	450	—

Net periodic benefit cost	$870	$550

	Three Months Ended June 30,
(In thousands)	2009	2008
Service cost	$182	$233
Interest cost	188	187
Expected return on assets	(230)	(205)
Net (gain)/loss recognition	86	83
Prior service cost amortization	(23)	(23)

Preliminary net periodic benefit cost	203	275
Immediate recognition due to settlement	225	—

Net periodic benefit cost	$428	$275

The expected rates of return for 2009 and 2008 were 7.0% and 7.5%, respectively.

Note 7. Investment Securities

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” for the three and six month period ended June 30, 2009, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months and that could be considered other-than-temporary. As of June 30, 2009, approximately 11% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of June 30, 2009, is other-than-temporarily impaired.

Note 8. Derivative Instruments

The Corporation has hedged a portion of its floating rate prime based lending portfolio by entering into a floating to fixed interest rate swap. As of June 30, 2009, the notional amount of the swap was $10 million, with an original maturity of fifteen months and a rate of 5.905%. The transaction is a cash flow hedge as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and it is accounted for under the provisions of that Statement.

The effectiveness of the transaction described above was tested as of June 30, 2009, in accordance with FASB Statement No. 133, and management determined that as of that date, the transaction remained “highly effective,” as defined by FASB Statement No. 133. For the three and six month periods ended June 30, 2009, $49,000 and $83,000 in unrealized losses (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income for the change in fair value of the Corporation’s outstanding swaps. For the three and six month periods ended June 30, 2008, $18,000 and $13,000 in unrealized losses (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps.

Note 9. Fair Value

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSB No. FAS 107-1 and APB 28-1 extends the fair value disclosure requirements of FASB Statement No. 107 to include interim statements as well as annual statements. The following disclosure of the estimated fair value of financial instruments is made in accordance with this Statement. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities; however, as of June 30, 2009, quoted market prices were available for all securities. The fair value of other securities, which consist of FHLB stock and Federal Reserve Bank stock, is estimated to be the carrying value, which is par.

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

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$96,421	$96,421	$61,233	$61,233
Securities available-for-sale	531,125	531,125	398,702	398,702
Securities held-to-maturity	14,196	14,591	21,358	22,115
Other securities	15,603	15,603	16,369	16,369
Loans	1,197,505	1,200,731	1,307,599	1,305,410
Liabilities:
Noninterest-bearing deposits	167,971	167,971	181,191	181,191
Interest-bearing deposits	1,377,297	1,363,474	1,279,968	1,285,294
Federal funds purchased and securities sold under agreements to repurchase	88,374	91,239	98,527	101,427
Subordinated debentures	30,928	30,928	30,928	30,928
FHLB and other borrowings	169,909	167,064	188,938	192,491

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

(In thousands)	Fair Value at June 30, 2009
Available-for-sale securities	$531,125

The following valuation methodologies are used for assets measured at fair value on a non-recurring basis and recognized in the Corporation’s consolidated balance sheets, as well as the general classification of these assets within the valuation hierarchy.

Impaired Loans – A loan is considered impaired when, based on current information, it is probable that the Corporation will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with FASB Statement No.

114, “Accounting by Creditors for Impairment of a Loan,” as amended by FASB Statement No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve within the allowance for loan losses. Any subsequent measurement adjustments are recorded as adjustments to the allowance for loan losses. Impaired loans are classified within Level 3 of the fair value hierarchy.

Other Real Estate Owned – Other real estate owned (“OREO”) consists of properties acquired through foreclosure and, as held for sale property, is recorded at the lower of the outstanding loan balance or current appraisal less estimated costs to sell. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate resulting from the sale of the property or additional valuation allowances required due to further declines in market value are reported in other noninterest income or expenses. OREO is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis. Fair value for these assets was determined based on the methodology discussed above, using assumptions that are not observable in the market (Level 3 inputs).

(In thousands)	Fair Value at June 30, 2009
Impaired loans	$99,566
Other real estate owned	16,686

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

As of June 30, 2009, the Corporation’s balance sheet did not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three and six months ended June 30, 2009. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008, and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Summary of Six Months Ended June 30, 2009

Participation in Capital Purchase Program. In January 2009, we sold 44,000 shares of non-voting Series A preferred stock, for an aggregate purchase price of $44.0 million and issued a warrant to purchase up to 1,145,833 shares of our common stock to the U.S. Treasury under the CPP.

Net Interest Income. Our net interest income declined from $28.6 million in the first six months of 2008 to $23.0 million in the first six months of 2009. For the first six months of 2009, our net interest margin was 2.42%, compared to 3.17% for the first six months of 2008. Our loan yields declined by 145 basis points as compared to the first six months of 2008, partly due to the 175 basis point reduction in interest rates between June 30, 2008 and June 30, 2009. Our yield on earning assets declined by 159 basis points during this period, but was offset somewhat by a 5.6% increase in average earning assets.

Provision for Loan Losses. Our provision for loan losses was $55.8 million for the first six months of 2009, as compared to $6.3 million for the first six months of 2008. We incurred $29.8 million in net charge-offs for the first six months of 2009, compared to $5.4 million for the first six months of 2008. A significant portion of the increase in net charge-offs is attributable to two borrower relationships. Also, we significantly increased our allowance for loan losses during the six months of 2009. Our allowance for loan losses was $46.7 million at June 30, 2009, compared with our allowance for loan losses at December 31, 2008 of $20.7 million. We have experienced an increase in non-performing loans, mostly due to real estate construction and development loans. During the first six months of 2009, we noted increased weakness in our Middle Tennessee market.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, was relatively flat between the first six months of 2008 and the first six months of 2009.

Other Expense (Noninterest Expense). During the first six months of 2009, total noninterest expenses increased by $70.5 million from the same period of 2008. Included in this increase is a $66.8 million impairment loss on goodwill. The remaining $3.7 million increase resulted primarily from increases in FDIC insurance premiums and expenses relating to OREO.

Net Income/(Loss). For the first six months of 2009, we reported a net loss applicable to common shareholders of $99.1 million, or $(8.32) per common share, compared to net income of $4.6 million, or $0.39 per common share, for the first six months of 2008.

Loan Portfolio. As of June 30, 2009, our loan portfolio was $1.244 billion, distributed among commercial real estate loans, commercial and industrial loans, 1-4 family mortgages and consumer loans. As of June 30, 2009, our loan portfolio was composed of approximately 61.0% variable rate loans and 39.0% fixed rate loans. Beginning in the third quarter of 2008, we made a concerted effort to reduce our concentration in commercial real estate loans, particularly residential construction and development loans, which typically have higher yields but also higher risk. Overall, our average loan balances declined by approximately $59.5 million, or 4.4%, from the first six months of 2008 to the first six months of 2009, to $1.293 billion for the first six months of 2009 from $1.353 billion for the first six months of 2008.

Investment Portfolio. The average balance of our investment portfolio was $454.7 million for the first six months of 2009, compared to $439.5 million for the first six months of 2008, representing an increase of $15.2 million, or 3.5%. However, our yield on securities declined by 53 basis points to 4.31% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from the first six months of 2008 to the first six months of 2009, from $20.2 million to $166.9 million. This variance resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets declined from 2.59% for the first six months of 2008 to 0.27% for the first six months of 2009, which negatively affected our overall yield on earning assets.

Deposits. Our overall cost of funds declined by 94 basis points between the first six months of 2008 and the first six months of 2009. Average interest-bearing deposits increased 12.5% to $1.38 billion for the first six months of 2009, compared to $1.23 billion for the first six months of 2008, somewhat offset by a decline of $74.0 million, or 19.3%, in average borrowed funds.

During the first quarter of 2009, we accumulated an additional $166 million in deposits, held at June 30, 2009 in our Federal Reserve account and in short-term U.S. Treasury obligations.

Summary of Quarter Ended June 30, 2009

Net Interest Income. Net interest income for the second quarter of 2009 was $10.7 million, compared to $14.0 million for the same quarter of 2008, a decrease of 24.1%. During the second quarter of 2009, the net interest margin was 2.21%, compared to 3.11% for the same period of 2008. This 90 basis point decrease in margin resulted primarily from our intentionally building liquidity by accumulating deposits and investing in short-term assets with lower yields and the fact that we were not able to decrease our cost of funding at the same rate that our yields declined on loans and investment securities. When comparing the second quarter of 2009 to the same quarter of 2008, we lost 147 basis points of yield on our earning assets but only reduced the cost of funds by 64 basis points. An increase of $121.0 million, or 6.7%, in our average earning assets partially offset the effect of the declining margin on our net interest income for the second quarter of 2009.

Provision for Loan Losses. The provision for loan losses increased from $3.3 million during the second quarter of 2008 to $23.0 million in the second quarter of 2009. This increase was due to a higher level of net charge-offs ($15.3 million in the second quarter of 2009 as compared to $2.5 million in the second quarter of 2008), as well as a significant increase in non-performing loans. Over half of the increase in net charge-offs in 2009 was attributed to a single relationship. The increase in non-performing loans was primarily due to the economy’s impact on real estate-based loans. Also contributing to the increase in the provision for loan losses for the second quarter of 2009 was the updating of the three-year average historical loss factors for homogenous loan pools included in our allowance for loan losses methodology. The 2008 historical losses were significantly higher than the 2005 historical losses that they replaced.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, declined by $65,000, or 1.3%, from the second quarter of 2008 to the second quarter of 2009.

Other Expense (Noninterest Expense). Noninterest expenses increased by $2.7 million, or 20.2%, during the second quarter of 2009, compared with the second quarter of 2008. This increase resulted primarily from increases in FDIC insurance premiums and expenses relating to OREO.

Net Income/(Loss). For the second quarter of 2009, we reported a net loss applicable to common shareholders of $14.7 million, or $(1.23) per common share, compared to net income of $1.9 million, or $0.16 per common share, for the second quarter of 2008.

Loan Portfolio. Our average loan balances declined by approximately $85.4 million, or 6.3%, to $1.273 billion for the second quarter of 2009, compared to $1.359 billion for the second quarter of 2008.

Investment Portfolio. The average balance of our investment portfolio was $441.8 million for the second quarter of 2009, compared to $434.7 million for the second quarter of 2008, representing an increase of $7.1 million, or 1.6%. Our yield on securities declined by 51 basis points to 4.24% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from the second quarter of 2008 to the second quarter of 2009, from $22.0 million to $221.3 million. This variance resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets declined from 2.49% for the second quarter of 2008 to 0.26% for the second quarter of 2009, which negatively affected our overall yield on earning assets.

Deposits. Our overall cost of funds declined by 64 basis points between the second quarter of 2008 and the second quarter of 2009. Average interest-bearing deposits increased 16.7% to $1.42 billion for the second quarter of

2009, compared to $1.21 billion for the second quarter of 2008, somewhat offset by a decline of $98.0 million, or 24.6%, in average borrowed funds.

Outlook for Remainder of 2009

We believe our most significant challenge for the remainder of 2009 will be managing credit quality. We have taken an aggressive stance in addressing credit issues in our loan portfolio to minimize future risks, including taking an increased focus on underwriting standards and updating our loan policies. We have a special assets team in place to manage workout situations and assist in the timely disposition of defaulted assets. Our management information systems relating to loan concentrations provide us with current and detailed information about the status of the loans in our portfolio. Although we believe that these steps enhance our ability to manage credit quality, credit quality will remain an issue as long as current economic trends, including increasing unemployment rates and declining real estate prices, continue.

We continue to look for ways to grow noninterest income; however, the growth of noninterest income will remain a challenge under current economic conditions. We will also continue our efforts to control noninterest expenses. We expect our costs for FDIC insurance premiums to remain high for 2009, and we expect additional increases in OREO expenses based on recent additions. If rates remain flat as we currently expect, it will be difficult for us to expand our margin significantly. However, we also expect our deposits and wholesale funding balances to decline, as we intend to use our excess liquidity to absorb maturing liabilities to reduce interest expense, which should add some improvement to our margin.

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

Critical Accounting Policies. We believe that the areas of the financial statements that require the most difficult, subjective and complex judgments, and therefore contain the most critical accounting estimates, are as follows:

•	the provision for loan losses and the resulting allowance for loan losses;

•	the liability and expense relating to our pension and other postretirement benefit plans;

•	issues relating to other-than-temporary impairment losses in the investment portfolio; and

•	goodwill and other intangible assets.

Provision/Allowance for Loan Losses. Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level that we believe is adequate to absorb all probable losses on loans inherent in the loan portfolio. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

The allowance for loan losses represents management’s estimate of the amount necessary to provide for losses inherent in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy.

The allowance for loan losses is comprised of the following three components: specific reserves, general reserves and unallocated reserves. Generally, all loans that are identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting By Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on our current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve and unallocated reserve calculations described below. Changes in specific reserves from period to period are the result in changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, we consider factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, the results of recent regulatory examinations and general economic conditions. Established reserves for graded loans represent those criticized and classified loans where no impairment or specific reserve has been established. Reserves for these loans are based upon an average of the prior three-year loss factor. Homogeneous pools represent a pooling of non-criticized retail loan types. These loans are also reserved for based upon a three-year loss factor percentage. Other loan types include all other loans not included in the above commentary (not previously mentioned). These loans are non-criticized and are reserved for based upon the average of the prior three-year loss factor. We use this information to set the general reserve portion of the allowance for loan losses at a level we deem prudent.

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors, including general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of the allowance for loan losses was $4.0 million, or 8.6% of the total allowance, as of June 30, 2009, and $4.0 million, or 19.3% of the total allowance, as of December 31, 2008.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s executive committee and our full board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for both comparison periods. The allowance for loan losses was $46.7 million as of June 30, 2009, compared to $20.7 million as of December 31, 2008. This increase reflects further deterioration in our loan portfolio, due primarily to the lack of demand for residential housing, and the subsequent increase in net charge-offs.

Pension and Other Postretirement Benefit Plans. Another area that requires subjective and complex judgments is the liability and expense relating to our pension and other postretirement benefit plans. We maintain several benefit plans for our employees. They include a defined benefit pension plan, a defined contribution pension plan, a 401(k) plan and a deferred compensation plan. We make all contributions to these plans when they are due.

The defined benefit pension plan is the only plan that requires multiple assumptions to determine the liability under the plan. This plan has been frozen to new participants for several years. Management evaluates, reviews with the plan actuaries, and updates as appropriate the assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation. Actual experience that differs from the assumptions could have a significant effect on our financial position and results of operations. The discount rate and the expected rate of return on the plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability and the corresponding pension expense.

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the appropriate discount rate, management, with the assistance of actuarial consultants, performs an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities). Based on the analysis, management used a discount rate of 5.75% in 2006 and 2007 and a discount rate of 6.0% in 2008. We used an expected rate of return of 7.5% for 2006, 2007 and 2008. From a historical perspective, the rates of return on the plan were 9.5% for 2006, 7.6% for 2007, and (21.7%) for 2008. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service (“IRS”) rules. As of December 31, 2008, the plan had a current accumulated benefit obligation of approximately $10.7 million, and plan assets with a fair value of approximately $10.7 million.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires us to recognize the funded status of the plan (defined as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. Detailed information on our pension plan and the related impacts of these changes on the amounts recorded in our financial statements can be found in Note M (Employee Benefits) of the notes to consolidated financial statements (audited).

Other-Than-Temporary Impairment of Investment Securities. A third area that requires subjective and complex judgments on the part of management is the review of the investments in the investment portfolio for other-than-temporary impairments. Emerging Issue Task Force Issue 03-01 and FASB FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items:

•	the length of time and extent to which the current market value is less than cost;

•	evidence of a forecasted recovery;

•

financial condition and the industry environment of the issuer, including whether the issuer is a government or government-backed agency (all of the mortgage-backed securities and collateralized mortgage obligations in our portfolio are issued by government-backed agencies);

•	downgrades of the securities by rating agencies;

•	whether there has been a reduction or elimination of dividends or interest payments;

•	whether we have the intent or ability to hold the securities for a period of time sufficient to allow for anticipated recovery of fair value; and

•	interest rate trends that may impact recovery and realization.

As of June 30, 2009, our investment portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

Goodwill and Other Intangible Assets. FASB Statement No. 142, “Goodwill and Other Intangible Assets,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment using a two-step approach. The first step is to determine whether impairment could exist. If the results of the first step of testing indicate that impairment does not exist, the test is complete. If the results of the first step indicate that impairment could exist, the second step of testing must be performed. We completed our periodic impairment test in accordance with FASB Statement No. 142 as of September 30, 2008. Based on the results of the first step of testing, we concluded that no impairment writedown was warranted as of September 30, 2008.

FASB Statement No. 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that we believed triggered an additional test of goodwill for impairment. These events included our results of operations for the three months ended March 31, 2009, the changes in credit quality of our loan portfolio, and the continued general decline in the economy. We engaged an outside consultant to perform this additional goodwill impairment testing. Due primarily to the decline in the market value of our stock and the decline in prices paid in comparable bank acquisition transactions between September 30, 2008 and March 31, 2009, the first step of the goodwill impairment test indicated that potential impairment existed and the second step of testing should be performed to determine the amount of impairment. In the second step of the test, our consolidated balance sheet was marked to market to determine the current fair value of the goodwill that should be recorded on the balance sheet. As a result of this testing, we concluded that our goodwill was fully impaired as of March 31, 2009, and we recognized a goodwill impairment charge of $66.8 million for the quarter ended March 31, 2009. This charge eliminated all goodwill previously reflected on our balance sheet.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. On January 1, 2007, we adopted FIN 48—FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. For additional information, see Note J (Income Taxes) of the notes to consolidated financial statements (audited).

Other Accounting Issues. We own NBC Capital Corporation (MS) Statutory Trust I (the “Trust”), which was organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities (“TPSs”). In accordance with FASB Interpretation No. 46 (revised December 2003), the Trust, which is considered a variable interest entity, is not consolidated into our financial statements because the only activity of the variable interest entity is the issuance of TPSs.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

Net Income/(Loss)

For the first six months of 2009, we reported a net loss of $99.1 million, or $(8.32) per common share, compared to net income of $4.6 million, or $0.39 per common share, for the first six months of 2008. The net loss for the first six months of 2009 resulted primarily from the $66.8 million impairment loss on goodwill and a $55.8 million provision for loan losses.

Net Interest Income

Net interest income, the primary source of our earnings, represents income generated from earning assets, less the interest expense of funding those assets. Changes in net interest income may be divided into two components: (a) the change in average earning assets (volume component) and (b) the change in the net interest spread (rate component). Net interest spread represents the difference between yields on earning assets and rates paid on interest-bearing liabilities. Net interest margin is net interest income divided by average earning assets.

Net interest income was $23.0 million for the first six months of 2009, compared to $28.6 million for the same period of 2008, a decrease of 19.4%. Net interest margin was 2.42% for the first six months of 2009, compared to 3.17% for the same period of 2008. In comparing the first six months of 2009 to the same period of 2008, we lost

159 basis points of yield on our earning assets. However, during this same period, our cost of funds decreased by 94 basis points. Average earning assets increased to $1.9 billion for the first six months of 2009 from $1.8 billion for the first six months of 2008, an increase of $102.4 million, or 5.6%. This increase is primarily composed of an increase in federal funds sold and other interest-bearing assets, from $20.2 million during the first six months of 2008 to $166.9 million during the first six months of 2009. This increase was due to our intentionally building liquidity by accumulating deposits and investing in short-term assets. From the first six months of 2008 to the first six months of 2009, the yield on loans declined from 6.47% to 5.02%, the yield on federal funds sold and other interest-bearing assets declined from 2.59% to 0.27% and the yield on the investment securities portfolio declined from 4.84% to 4.31%.

The following table shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on those amounts, the average yields/rates paid and the net yield on interest-earning assets:

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)

Assets:
Interest-earning assets:
Loans	$1,293,319	$32,175	5.02	$1,352,849	$43,503	6.47
Mortgages held for sale	3,280	73	4.49	3,731	94	5.08
Securities:
Taxable	360,572	7,874	4.40	328,221	8,269	5.07
Tax exempt	94,118	1,851	3.97	111,242	2,307	4.17
Federal funds sold and other	163,656	150	0.18	16,494	166	2.03

Total interest-earning assets	1,914,945	42,123	4.44	1,812,537	54,339	6.03
Less: Allowance for loan losses	(28,774)			(14,644)
Noninterest-earning assets	157,820			199,383

Total assets	$2,043,991			$1,997,276

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	267,864	1,352	1.02	223,661	1,948	1.76
Money market and savings	341,909	2,091	1.23	324,119	3,221	2.00
Time deposits	768,642	11,430	3.00	678,001	14,280	4.25

Total interest-bearing deposits	1,378,415	14,873	2.18	1,225,781	19,449	3.19
Borrowings and repurchase agreements	277,585	3,602	2.60	351,536	5,328	3.03
Junior subordinated debentures	30,928	631	4.11	30,928	1,001	6.53

Total interest-bearing liabilities	1,686,928	19,106	2.28	1,608,245	25,778	3.22
Noninterest-bearing liabilities:
Noninterest-bearing deposits	175,638			176,137
Other liabilities	13,993			19,187

Total liabilities	1,876,559			1,803,569
Shareholders’ equity	167,432			193,707

Total liabilities and shareholders’ equity	$2,043,991			$1,997,276

Net interest income		$23,017			$28,561

Net interest spread (1)			2.16			2.81

Net interest margin (2)			2.42			3.17

(1)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The board of directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses increased from $6.3 million during the first six months of 2008 to $55.8 million in the same period of 2009. We incurred $29.8 million in net charge-offs for the first six months of 2009, compared to $5.4 million for the first six months of 2008. A significant portion of the increase in net charge-offs is attributable to two borrower relationships. Also, we significantly increased our allowance for loan losses during the six months of 2009. Our allowance for loan losses was $46.7 million at June 30, 2009, compared with our allowance for loan losses at December 31, 2008 of $20.7 million. We have experienced an increase in non-performing loans, mostly due to real estate construction and development loans. During the first six months of 2009, we noted increased weakness in our Middle Tennessee market.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions, including insurance commissions earned by Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM Insurance”), a wholly-owned subsidiary of the Corporation. One of our strategic objectives has been, and continues to be, one of our strategic objectives to diversify our other income sources so that we can be less dependent on net interest income. Our other income, exclusive of securities gains and losses, decreased by $121,000, or 1.1%, from the first six months of 2008 to the first six months of 2009. The following table presents for the periods indicated the major categories of noninterest income and the changes in the first six months of 2009 compared to the first six months of 2008:

	Six Months Ended June 30,
(In thousands)	2009	2008	Change

Service charges on deposit accounts	$4,130	$4,338	$(208)
Insurance commissions, fees and premiums	2,356	2,416	(60)
Trust Department income	973	1,142	(169)
Mortgage loan fees	637	708	(71)
Other income	2,749	2,362	387

Total other income	$10,845	$10,966	$(121)

Our service charges on deposit accounts, insurance commissions, fees and premiums, Trust Department income, and mortgage loan fees declined slightly from the first six months of 2008 to the first six months of 2009. These income sources were affected by a variety of economic factors. Service charges declined primarily due to fewer insufficient funds fees charged in 2009. Insurance commissions, fees, and premiums were affected by lower profit sharing from insurance carriers; Trust Department income was impacted by lower investment balances reflecting the downturn of the equity markets during the period; and mortgage loan fees were affected by fewer loans closed during the period. The increase in other noninterest income resulted primarily from insurance proceeds from a bank owned life insurance policy of approximately $645,000 received in the first quarter of 2009 and $150,000 from the reversal of an accrual that was established at the time of our most recent acquisition. During the first six months of 2008, we recognized a $232,000 gain on the sale of an asset held by the Corporation and $110,000 in proceeds from the redemption of stock in VISA.

We recognized $139,000 in securities gains during the first six months of 2009, compared to $155,000 in gains during the first six months of 2008.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses increased by $70.5 million during the first six months of 2009, compared with the first six months of 2008. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the first six months of 2009 compared to the first six months of 2008:

	Six Months Ended June 30,
(In thousands)	2009	2008	Change

Salaries and employee benefits	$15,742	$15,716	$26
Premises and fixed asset expense	3,956	4,004	(48)
Impairment loss on goodwill	66,846	—	66,846
Other expense	11,333	7,701	3,632

Total other expense	$97,877	$27,421	$70,456

In accordance with the provisions of FASB Statement No. 142 and based on the results of a third party analysis, we recognized a $66.8 million impairment loss on goodwill as of March 31, 2009. This impairment charge eliminated all goodwill from our balance sheet. Other noninterest expenses increased by $3.6 million, or 47.2%, due primarily to increases in FDIC insurance premiums and increased expenses relating to other real estate owned (“OREO”). FDIC insurance premiums and special assessments totaled $2.1 million for the first six months of 2009, compared with $338,000 for the first six months of 2008. OREO-related expenses increased from $379,000 for the first six months of 2008, to $2.2 million for the first six months of 2009.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 22.2% for the first six months of 2008. The income tax benefit for the first six months of 2009 results from the loss recognized for the period, as well as the tax benefits of our tax-exempt income.

Comparison of Results of Operations for the Quarter Ended June 30, 2009 and 2008

Net Income/(Loss)

For the second quarter of 2009, we reported a net loss applicable to common shareholders of $14.7 million, or $1.23 per common share, compared to earnings of $1.9 million, or $0.16 per common share, for the second quarter of 2008.

Net Interest Income

Net interest income for the second quarter of 2009 was $10.7 million, compared to $14.0 million for the same quarter of 2008, a decrease of 24.1%. During the second quarter of 2009, the net interest margin was 2.21%, compared to 3.11% for the same period of 2008. This 90 basis point decrease in margin resulted primarily from our intentionally building liquidity by accumulating deposits and investing in short-term assets with lower yields and the fact that we were not able to decrease our cost of funding at the same rate that our yields declined on loans and investment securities. When comparing the second quarter of 2009 to the same quarter of 2008, we lost 147 basis points of yield on our earning assets but only reduced the cost of funds by 64 basis points. An increase of $121.0 million, or 6.7%, in our average earning assets partially offset the effect of the declining margin on our net interest income for the second quarter of 2009.

The following table shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on those amounts, the average yields/rates paid and the net yield on interest-earning assets:

	For the Quarter Ended June 30, 2009			For the Quarter Ended June 30, 2008
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)

Assets:
Interest-earning assets:
Loans	$1,273,120	$15,609	4.92	$1,358,550	$20,458	6.06
Mortgages held for sale	4,369	45	4.13	4,147	52	5.03
Securities:
Taxable	358,386	3,835	4.29	322,980	3,980	4.96
Tax exempt	83,389	832	4.00	111,719	1,156	4.16
Federal funds sold and other	216,972	96	0.18	17,823	84	1.89

Total interest-earning assets	1,936,236	20,417	4.23	1,815,219	25,730	5.70
Less: Allowance for loan losses	(35,570)			(14,754)
Noninterest-earning assets	126,883			203,371

Total assets	2,027,549			2,003,836

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	272,584	702	1.03	227,360	893	1.58
Money market and savings	350,963	1,103	1.26	326,031	1,449	1.78
Time deposits	792,246	5,909	2.99	660,207	6,442	3.91

Total interest-bearing deposits	1,415,793	7,714	2.19	1,213,598	8,784	2.91
Borrowings and repurchase agreements	268,940	1,731	2.57	366,975	2,484	2.71
Junior subordinated debentures	30,928	308	3.99	30,928	420	5.45

Total interest-bearing liabilities	1,715,661	9,753	2.28	1,611,501	11,688	2.92
Noninterest-bearing liabilities:
Noninterest-bearing deposits	171,067			176,493
Other liabilities	3,038			22,466

Total liabilities	1,889,766			1,810,460
Shareholders’ equity	137,783			193,376

Total liabilities and shareholders’ equity	2,027,549			2,003,836

Net interest income		$10,664			$14,042

Net interest spread (1)			1.95			2.78

Net interest margin (2)			2.21			3.11

(1)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.

Provision for Loan Losses

The provision for loan losses increased from $3.3 million during the second quarter of 2008 to $23.0 million in the second quarter of 2009. This increase was due to a higher level of net charge-offs ($15.3 million in the second quarter of 2009 as compared to $2.5 million in the second quarter of 2008), as well as a significant increase in non-performing loans. Over half of the increase in net charge-offs in 2009 was attributed to a single relationship. The increase in non-performing loans was primarily due to the economy’s impact on real estate-based loans. Also contributing to the increase in the provision for loan losses for the second quarter of 2009 was the updating of the three-year average historical loss factors for homogenous loan pools included in our allowance for loan losses methodology. The 2008 historical losses were significantly higher than the 2005 historical losses that they replaced.

Other Income (Noninterest Income)

Our noninterest income, exclusive of securities gains and losses, declined by $65,000, or 1.3%, from the second quarter of 2008 to the second quarter of 2009. The following table presents for the periods indicated the major categories of noninterest income and the changes in the second quarter of 2009 compared to the second quarter of 2008:

	Quarter Ended June 30,
(In thousands)	2009	2008	Change

Service charges on deposit accounts	$2,125	$2,201	$(76)
Insurance commissions, fees and premiums	1,050	1,037	13
Trust Department income	507	578	(71)
Mortgage loan fees	427	348	79
Other income	992	1,002	(10)

Total other income	$5,101	$5,166	$(65)

The decline in service charge fee income can be attributed to fewer insufficient funds fees charged during the second quarter of 2009. Trust Department income was impacted by a decline in the market value of investments under management. The increase in mortgage loan fees resulted from an increase in home financings during the second quarter of 2009 as compared to the second quarter of 2008.

We recognized $76,000 in securities gains during the second quarter of 2009, compared to losses of $48,000 during the second quarter of 2008.

Other Expense (Noninterest Expense)

Noninterest expenses increased by $2.7 million, or 20.2%, during the second quarter of 2009, compared with the second quarter of 2008. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the second quarter of 2009 compared to the second quarter of 2008:

	Quarter Ended June 30,
(In thousands)	2009	2008	Change

Salaries and employee benefits	$7,842	$7,749	$93
Premises and fixed asset expense	1,977	2,008	(31)
Other expense	6,515	3,833	2,682

Total other expense	$16,334	$13,590	$2,744

The minimal growth in salaries and employee benefits expense and the slight decline in premises and fixed asset expense are attributable to our continued focus on controlling costs. However, our other noninterest expenses increased by $2.7 million, or 70.0%, from the second quarter of 2008 to the second quarter of 2009, due primarily to increases in FDIC insurance premiums and expenses relating to OREO. FDIC insurance premiums and special assessments increased from $274,000 in the second quarter of 2008 to $1.2 million in the second quarter of 2009. OREO-related expenses increased from $222,000 in the second quarter of 2008 to $1.6 million in the second quarter of 2009. The 2009 expenses include approximately $1.3 million in losses on the sale of OREO.

Changes in our income tax expense have generally paralleled changes in income. Our effective tax rate was 17.3% for the second quarter of 2008. The income tax benefit for the second quarter of 2009 results from the loss recognized for the period, as well as the tax benefits of our tax-exempt income.

Financial Condition as of June 30, 2009 and 2008

Summary

Total assets were $1.980 billion as of June 30, 2009, compared to $1.979 billion as of December 31, 2008. Our loan portfolio balance was $1.244 billion as of June 30, 2009, compared to $1.328 billion as of December 31, 2008, a decrease of $84.1 million, or 6.3%. Our investment portfolio balance was $560.9 million as of June 30, 2009, compared to $436.4 million as of December 31, 2008, an increase of $124.5 million, or 28.5%. Total deposits were $1.545 billion as of June 30, 2009, compared to $1.461 billion as of December 31, 2008, an increase of $84.1 million, or 5.8%. Shareholders’ equity was $129.5 million as of June 30, 2009, compared to $185.6 million as of December 31, 2008, a decrease of $56.1 million, or 30.2%.

Loan Portfolio

Historically, our lending focus has been distributed among commercial real estate, commercial and industrial loans, 1-4 family mortgages and consumer loans. Total commercial, financial and agricultural loans, which consist primarily of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans, accounted for 16.0% of our loan portfolio as of June 30, 2009, compared to 16.5% as of December 31, 2008. Total real estate loans, which are secured by commercial real estate, one-to-four family residential properties and multi-family dwelling units, accounted for 72.6% of our loan portfolio as of June 30, 2009, compared to 76.0% as of December 31, 2008. Total consumer loans, which consist of home improvement, mobile home, automobile and unsecured personal loans, made up 2.5% of our loan portfolio as of June 30, 2009, compared to 2.3% as of December 31, 2008.

Total loans were $1.244 billion as of June 30, 2009, a decrease of $84.1 million, or 6.3%, compared to total loans of $1.328 billion as of December 31, 2008. The majority of the decline in loans occurred in commercial real estate loans and construction and development loans due primarily to payoffs and workouts.

The following table summarizes our loan portfolio by type of loan and type of customer as of the dates indicated:

	As of June 30, 2009		As of December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial:
Commercial	$198,836	16.0%	$219,236	16.5%
Commercial real estate	661,087	53.1%	670,595	50.5%
Real estate construction	85,667	6.9%	179,381	13.5%

Total commercial	945,590	76.0%	1,069,212	80.5%

Consumer:
Residential real estate	87,959	7.1%	92,055	6.9%
Home equity lines	69,123	5.5%	67,708	5.1%
Other consumer loans	30,844	2.5%	30,921	2.3%

Total consumer	187,926	15.1%	190,684	14.3%

Other	110,711	8.9%	68,433	5.2%

Total loans	$1,244,227	100.0%	$1,328,329	100.0%

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of June 30, 2009, are summarized in the following table:

	As of June 30, 2009
(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total

Commercial:
Commercial	$81,104	$110,586	$7,146	$198,836
Commercial real estate	193,019	358,325	109,743	661,087
Real estate construction	73,106	5,162	7,399	85,667

Total commercial	347,229	474,073	124,288	945,590

Consumer:
Residential real estate	10,097	24,322	53,540	87,959
Home equity lines	1,235	14,733	53,155	69,123
Other consumer loans	4,959	12,195	13,690	30,844

Total consumer	16,291	51,250	120,385	187,926

Other	94,018	16,275	418	110,711

Total loans	$457,538	$541,598	$245,091	$1,244,227

Loans with a fixed interest rate	$178,440	$211,223	$95,585	$485,248
Loans with a variable interest rate	279,098	330,375	149,506	758,979

Total loans	$457,538	$541,598	$245,091	$1,244,227

As of June 30, 2009, our loan portfolio was composed of approximately 39% fixed interest rate loans and 61% of variable interest rate loans. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loans rates are substantially lower than rates on existing mortgages due primarily to refinancings of adjustable rate and fixed rate loans at lower rates.

Delinquent and Nonperforming Assets

We have several procedures that are designed to maintain the overall quality of our loan portfolio. We have established underwriting guidelines followed by our management and delinquency levels are monitored by our executive committee and reviewed by the board of directors for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the loan portfolio. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties.

We generally place loans on nonaccrual status if any of the following events occur:

•	the classification of a loan as nonaccrual internally or by regulatory examiners;

•	delinquency on principal for 90 days or more unless management is in the process of collection;

•	a balance remains after repossession of collateral;

•	notification of bankruptcy; or

•	management judges that nonaccrual status is appropriate.

Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. We are sometimes required to revise the interest rate or repayment terms in a troubled debt restructuring.

We obtain appraisals on loans secured by real estate with principal amounts in excess of $250,000 and may update those appraisals for loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, we evaluate the borrower’s overall financial condition to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses. We record real estate acquired through foreclosure at fair value at the time of acquisition, less estimated costs to sell the property.

The following table presents information regarding nonperforming assets as of the dates indicated:

(Dollars in thousands)	As of June 30, 2009	As of December 31, 2008

Nonaccrual loans	$59,464	$23,761
Accruing loans past due 90 days or more	2,901	3,467
Restructured loans	10,393	4,397

Total nonperforming loans	72,758	31,625
Other real estate	16,686	18,691

Total nonperforming assets	$89,444	$50,316

Nonperforming assets to total loans and other real estate	7.09%	3.74%

Nonperforming assets were $89.4 million as of June 30, 2009, compared to $50.3 million as of December 31, 2008. Our ratio of nonperforming assets to total loans and other real estate was 7.09% as of June 30, 2009, compared to 3.74% as of December 31, 2008. The increase in nonperforming assets in the first six months of 2009 was due primarily to the continued decline in the economy, resulting in continued deterioration in the construction and development sector of our loan portfolio.

As of June 30, 2009, other real estate was comprised primarily of residential real estate developments in various stages of completion.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list which helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans included on the watch list that are not otherwise classified show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared to those of a satisfactory credit.

In establishing the appropriate classification for specific assets, we consider, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s repayment history and the current delinquent status. As a result of this process, loans are classified as substandard, doubtful or loss.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as “loss” are those loans that are in the process of being charged off. Once a loan is deemed uncollectible as contractually agreed, the loan is charged off either partially or in-full against the allowance for loan losses.

As of June 30, 2009, we had $69.9 million of loans classified as substandard, $69.7 million classified as doubtful and $88,000 classified as loss. As of June 30, 2009, our allowance for loan losses included $32.1 million specifically allocated to individual loans in these categories.

Allowance for Loan Losses

The allowance for loan losses was $46.7 million as of June 30, 2009, compared to $20.7 million as of December 31, 2008. This increase reflects further deterioration in our loan portfolio, due primarily to the lack of demand for residential housing, and the subsequent increase in net charge-offs.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

(Dollars in thousands)	As of June 30, 2009	As of December 31, 2008

Average loans outstanding	$1,293,319	$1,350,869

Total loans outstanding at end of period	$1,244,227	$1,328,329

Allowance for loan losses at beginning of period	$20,730	$14,926
Allowance of acquired entity	—	—
Charge-offs:
Commercial, financial and agricultural	(6,035)	(1,582)
Real estate	(23,963)	(21,000)
Installment loans and other	(327)	(1,339)

Total charge-offs	(30,325)	(23,921)

Recoveries:
Commercial, financial and agricultural	195	379
Real estate	204	322
Installment loans and other	162	425

Total recoveries	561	1,126

Net charge-offs	(29,764)	(22,795)
Provision for loan losses	55,756	28,599

Allowance for loan losses at end of period	$46,722	$20,730

Ratio of net charge-offs to average loans outstanding	2.30%	1.69%
Ratio of allowance for loan losses to period end loans	3.76%	1.56%
Ratio of allowance for loan losses to nonperforming loans	64.22%	65.55%

Allocated Allowance for Loan Losses. We use a risk rating and specific reserve methodology in the calculation and allocation of our allowance for loan losses. The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of June 30, 2009		As of December 31, 2008
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses

Allocated component:
Impaired loans	$99,566	$28,592	$59,664	$10,075
Graded loans	102,373	4,991	86,376	1,876
Homogeneous pools	141,854	846	141,318	584
Other loans	900,434	8,293	1,040,971	4,195
Unallocated component	—	4,000	—	4,000

Totals	$1,244,227	$46,722	$1,328,329	$20,730

Management believes that the allowance for loan losses as of June 30, 2009 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses as of June 30, 2009.

Investment Portfolio

The investment portfolio serves as a source of liquidity and earnings and is used to manage interest rate risk and to ensure collateral is available for pledging requirements. Our investment portfolio primarily consists of agency mortgage-backed securities, pooled government guaranteed SBA loans and taxable and non-taxable municipal securities. Securities within the portfolio are classified as held-to-maturity or available-for-sale. As of June 30, 2009, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called accumulated other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $531.1 million as of June 30, 2009, compared to $398.7 million as of December 31, 2008. As of June 30, 2009, $235.7 million, or 44.4%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $220.5 million, or 55.3%, as of December 31, 2008. The remainder of the available-for-sale portfolio was invested primarily in government securities.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity or on a long-term basis are classified as held-to-maturity. Held-to-maturity securities were $14.1 million as of June 30, 2009, compared to $21.4 million as of December 31, 2008. All of the securities in the held-to-maturity category were issued by state and municipal subdivisions.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	As of June 30, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Mortgage-backed securities	$229,318	$6,666	$257	$235,727
Other securities	295,197	1,353	1,152	295,398

Total	$524,515	$8,019	$1,409	$531,125

Held-to-maturity:
Mortgage-backed securities	$—	$—	$—	$—
Other securities	14,196	395	—	14,591

Total	$14,196	$395	$—	$14,591

	As of December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Mortgage-backed securities	$213,736	$6,736	$17	$220,455
Other securities	177,528	2,168	1,449	178,247

Total	$391,264	$8,904	$1,466	$398,702

Held-to-maturity:
Mortgage-backed securities	$—	$—	$—	$—
Other securities	21,358	757	—	22,115

Total	$21,358	$757	$—	$22,115

Some of our investment securities are valued at less than their historical cost. We believe these declines resulted primarily from increases in market interest rates. Because the declines in market value are due to changes in interest rates and not credit quality, and because we have the ability and intent to hold these securities until a recovery in fair value, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period the other than temporary impairment is identified.

As of June 30, 2009, we had net unrealized gains of $7.0 million in the investment portfolio compared to net unrealized gains of $8.2 million as of December 31, 2008. The $1.2 million decrease in net unrealized gains is primarily attributable to changes in market interest rates from December 31, 2008 to June 30, 2009.

Mortgage-backed securities (MBSs) are securities that have been developed by pooling a number of real estate mortgages and are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other MBSs are issued by Ginnie Mae, which is a federal agency, and are guaranteed by the U.S. government.

Unlike U.S. government securities, which have a lump sum payment at maturity, MBSs provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. MBSs that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, MBSs purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate MBSs do not tend to experience heavy prepayments of principal, and consequently the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated lives of these securities.

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of June 30, 2009. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	As of June 30, 2009
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available-for-sale:
Mortgage-backed securities	$1	8.46%	$12,884	4.06%	$22,601	4.85%	$200,240	5.08%	$235,726	5.00%
Other securities	154,478	0.20%	20,069	4.33%	21,657	5.06%	98,246	4.25%	294,450	2.19%

Total	154,479	0.20%	32,953	4.22%	44,258	4.95%	298,486	4.80%	530,176	3.44%

Held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—
Other securities	145	9.73%	—	0.00%	2,693	9.13%	11,359	8.89%	14,197	8.94%

Total	145	9.73%	—	0.00%	2,693	9.13%	11,359	8.89%	14,197	8.94%

Equity and other securities	—	0.00%	267	7.99%	—	0.00%	16,284	2.26%	16,551	2.36%

Total securities	$154,624	0.21%	$33,220	4.25%	$46,951	5.19%	$326,129	4.82%	$560,924	3.55%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. A third party analysis of our mortgage-backed securities as of June 30, 2009 showed the estimated average lives for fixed MBSs to be 4.2 years. The average life of the total investment portfolio is 3.1 years as of June 30, 2009.

Goodwill and Other Intangibles

The change in our carrying amount of goodwill and other intangible assets as of June 30, 2009 and as of December 31, 2008 was as follows:

(In thousands)	As of June 30, 2009	As of December 31, 2008

Balance, beginning	$68,849	$69,738
Intangible asset amortization	(336)	(889)
Goodwill impairment charge	(66,846)	—

Balance, ending	$1,667	$68,849

The change resulted from the decline in the market value of our stock and the decline in prices paid in comparable acquisition transactions.

Deposits

Deposits are our primary source of funds and we rely on our banking centers and branches to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits. Our deposits averaged $1.554 billion for the first six months of 2009, compared to $1.416 billion for the year ended December 31, 2008.

As of June 30, 2009, core deposits (which consist of all deposits other than brokered deposits, 50% of time deposits $100,000 and greater and 50% of public funds) were $1.191 billion, or 77.1% of total deposits, while non-core deposits, including brokered deposits, made up 22.9% of total deposits. Total deposits increased to $1.545 billion as of June 30, 2009, compared to $1.461 billion as of the year ended December 31, 2008, an increase of $84.1 million, or 5.8%. The increase resulted from a $97.3 million, or 7.6%, increase in interest-bearing deposits, primarily time deposits, partially offset by a $13.2 million, or 7.3%, decrease in noninterest-bearing deposits.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The rising cost of our deposits over the past few years reflects the impact of the increase in the Federal Funds rate from 2006 through 2008. In addition, we have at times offered special products or attractive rates so that our deposits will keep up with our loan growth. The average cost of deposits, including noninterest-bearing deposits, for the first six months of 2009 was 1.91%, compared to 2.52% for the year ended December 31, 2008.

The following table presents the daily average balances and rates paid on deposits for the periods indicated:

	Six Months Ended June 30, 2009		Year Ended December 31, 2008
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$175,638	0.00%	$177,670	0.00%
Interest-bearing demand (1)	566,505	1.18%	526,918	1.80%
Savings	43,268	0.44%	40,261	0.58%
Time deposits less than $100,000	299,575	2.94%	287,987	3.76%

Core deposits	1,084,986	1.45%	1,032,836	1.99%

Time deposits $100,000 and greater	327,971	2.80%	287,621	3.79%
Brokered deposits	141,095	3.46%	95,369	4.41%

Total	$1,554,052	1.91%	$1,415,826	2.52%

(1)	Includes money market accounts.

The following table provides the amount of our time deposits as of June 30, 2009 that are $100,000 and greater by time remaining until maturity:

(In thousands)	As of June 30, 2009

Three months or less	$126,739
Over three months through six months	55,378
Over six months through one year	114,876
Over one year	125,295

Total	$422,288

While a majority of the time deposits in amounts of $100,000 and greater will mature within one year, we expect that a significant portion of these deposits will be renewed, given that the rates we offer on time deposits are competitive in the market. If a significant portion of the time deposits were not renewed, it would have an adverse effect on our liquidity. We monitor maturities and have other available funding sources such as FHLB advances to mitigate this effect.

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We use borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically FHLB advances, which have terms ranging from overnight to several years. All FHLB borrowings are collateralized by investment securities or first mortgage loans. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to a subsidiary trust.

Our borrowings and repurchase agreements were $258.3 million as of June 30, 2009. The outstanding balance as of June 30, 2009 includes $167.5 million in long-term FHLB advances, $50.0 million in repurchase agreements with brokerage firms and $40.8 million in repurchase agreements with clients and treasury tax and loan note payable.

We decreased our borrowing and repurchase agreements $29.2 million, or 10.2%, to $258.3 million as of June 30, 2009 from $287.5 million as of December 31, 2008. The decrease was primarily a result of rising deposits, which provided us with a less expensive and more stable funding source, than borrowings and repurchase agreements.

The following table summarizes our outstanding borrowings and repurchase agreements of the dates indicated:

(Dollars in thousands)	As of June 30, 2009	As of December 31, 2008

Ending balance	$258,283	$287,465
Average balance for the period	277,585	339,430
Maximum month-end balance during the period	284,664	389,309
Average interest rate for the period	2.58%	2.85%
Weighted average interest rate at the end of the period	2.56%	2.51%

In addition to the borrowings and repurchase agreements discussed above, as of June 30, 2009, we had one issue of junior subordinated debentures outstanding totaling $30.9 million.

In addition to the borrowings and repurchase agreements discussed above, on December 20, 2003, the Corporation issued $30.9 million of floating rate junior subordinated deferrable interest debentures to the Trust. The debentures are the sole asset of the Trust. The net proceeds received by the Corporation from the issuance of the debentures were used for our acquisition of Enterprise Bancshares, Inc. The Trust issued $30.0 million of TPSs to investors. The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the TPSs. The TPSs are redeemable at the Corporation’s option on or after December 30, 2008, on any interest payment date. The TPSs must be redeemed upon maturity of the debentures in 2033. Interest on the debentures and TPSs is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly.

The Trust is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The TPSs represent preferred beneficial interests in the assets of the Trust and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the Trust. We own the common securities of the Trust. The Trust’s ability to pay amounts due on the TPSs depends solely on our making payment on the related junior subordinated debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed the Trust’s obligations under the Trust securities to the extent not paid or made by the Trust, provided that the Trust has funds available for those obligations.

Under the provisions of the issue of the junior subordinated debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the junior subordinated debentures are deferred, the distributions on the TPSs will also be deferred. However, the interest due would continue to accrue during any such interest payment deferral period.

The TPSs issued by the Trust are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve adopted final rules that continued to allow trust preferred securities to be included in Tier 1 capital, but subject to stricter quantitative and qualitative limits that took effect on March 31, 2009. Prior to March 31, 2009, trust preferred securities and qualifying perpetual preferred stock were limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that the aggregate amount of restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) that may be included in Tier 1 capital may not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Because the 25% limit was previously calculated without deducting goodwill, the final rule reduced the amount of TPSs that we can include in Tier 1 capital. The rules that became effective on March 31, 2009 did not affect the amount of TPSs that we may include in our Tier 1 capital.

The Trust issuing the TPSs holds junior subordinated debentures we issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated TPSs will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of Tier 1 capital. In addition, under the proposal, the TPSs during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Shareholders’ Equity

Shareholders’ equity was $129.5 million as of June 30, 2009, compared to $185.6 million as of December 31, 2008. Our ratio of average shareholders’ equity to average assets decreased to 7.6% as of June 30, 2009, compared to 9.6% as of December 31, 2008. On January 9, 2009, we sold $44 million of non-voting Series A preferred stock to the U.S. Treasury under the CPP. During the first six months of 2009, we reported a net loss applicable to common shareholders of $99.1 million. Included in this amount are the payment of $770,000 in preferred dividends and $204,000 of discount accretion related to the Series A preferred stock. Also, we declared common dividends to our shareholders of $595,000 for the first quarter of 2009. Finally, a decrease in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income to decline from $237,000 at December 31, 2008, to an accumulated other comprehensive loss of $379,000 at June 30, 2009.

Dividends paid by the Corporation are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the OCC is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At December 31, 2008 and March 31, 2009, without approval from the OCC, the Bank does not have the ability to pay dividends to the Corporation. On May 5, 2009, our board of directors voted to suspend paying cash dividends until further notice.

Regulatory Capital

We actively manage our capital. Our potential sources of capital are earnings and common or preferred equity. In 2003, we issued TPSs through a subsidiary trust to fund an acquisition. Trust preferred securities can be eligible for treatment as Tier 1 regulatory capital provided such securities comprise less than 25% of Tier 1 regulatory capital. Any amount above this limit can be eligible for treatment as Tier 2 capital. We currently have the capacity to issue additional trust preferred securities that would be treated as Tier 1 capital.

The following table provides the Tier 1 capital, total risk-based capital and risk-based ratios for the Corporation:

	Actual		To Be Categorized as Well-Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of June 30, 2009
Total risk-based	$153,286	11.7%	$130,805	10.0%
Tier 1 risk-based	136,631	10.4	78,483	6.0
Tier 1 leverage	136,631	6.8	100,873	5.0

As of December 31, 2008
Total risk-based	$164,225	11.4%	$144,462	10.0%
Tier 1 risk-based	146,164	10.1	86,677	6.0
Tier 1 leverage	146,164	7.7	95,590	5.0

The following table provides the Tier 1 capital, total risk-based capital and risk-based ratios for the Bank:

	Actual		To Be Categorized as Well-Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of June 30, 2009
Total risk-based	$135,536	10.1%	$130,235	10.0%
Tier 1 risk-based	118,881	9.0	78,141	6.0
Tier 1 leverage	118,881	5.9	100,068	5.0

As of December 31, 2008
Total risk-based	$153,652	10.4%	$144,092	10.0%
Tier 1 risk-based	135,607	9.3	86,455	6.0
Tier 1 leverage	135,607	7.0	95,165	5.0

The Bank is subject to the capital adequacy requirements of the OCC. The Corporation, as a bank holding company, is subject to the capital adequacy requirements of the Federal Reserve. After the successful completion of this offering, we expect that the Bank will maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the OCC.

As part of the agreement with the OCC, the OCC has required the Bank to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. The risk- based capital requirements of the Federal Reserve and the OCC define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have a Tier 1 leverage ratio of at least 4.0% to be “adequately capitalized” and at least 6.0% to be “well-capitalized” and a total risk-based capital ratio (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets to be “adequately capitalized” and at least 10.0% to be “well-capitalized.” Tier 1 capital generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. Tier 2 capital may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses.

The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (leverage ratio) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% in order to be categorized as “adequately capitalized” and at least 5.0% to be categorized as “well-capitalized.” These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines.

Current minimum regulatory requirements call for a basic Tier 1 leverage ratio of 5.0% for an institution to be considered “well-capitalized.” As of December 31, 2008, we maintained a Tier 1 leverage ratio of 7.7%, significantly exceeding the ratio required for a “well-capitalized” institution. Regulatory authorities also evaluate a financial institution’s capital under certain risk-weighted formulas (high-risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a “well-capitalized” financial institution is required to have a Tier 1 risk-based capital ratio (excludes allowance for loan losses) of 6.0% and a total risk-based capital ratio (includes allowance for loan losses) of 10.0%. At the end of 2008, we had a Tier 1 risk-based capital ratio of 10.1% and a total risk-based capital ratio of 11.4%. As of December 31, 2008, these ratios were below our peer averages. On January 9, 2009, we received $44 million from the U.S. Treasury (which is considered Tier 1 capital) from the sale of Series A preferred stock, allowing us to significantly increase our ratios. If we had completed this transaction on December 31, 2008, for purposes of comparison, our ratios would have increased to the following: Tier 1 leverage ratio – 9.95%; Tier 1 risk-based capital ratio – 13.2%; and total risk-based capital ratio – 14.4%.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2009, the amount of unfunded commitments outstanding was $199.0 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of June 30, 2009, the amount of outstanding letters of credit was $14.0 million.

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

Liquidity, Inflation and Asset/Liability Management

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We did not experience any problems with liquidity during 2008 and anticipate that we will meet our liquidity requirements in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of an $84.1 million decrease in loans and an $84.1 million increase in deposits as of June 30, 2009, compared to December 31, 2008, our loan/deposit ratio declined to 80.5% for the first six months of 2009, compared to a loan/deposit ratio of 90.9% as of December 31, 2008. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When we include these sources of funding with deposits, our loans to total funding ratio declined to 69.0% as of June 30, 2009, from 76.0% as of December 31, 2008. Management’s target loans to deposits ratio is in the range of 85-95%, and our goal is to limit wholesale funding to no more than 25% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $38.4 million as of June 30, 2009, and $48.5 million as of December 31, 2008. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

In March 2008, we restructured a $25.0 million repurchase transaction initially entered into in December 2006. This transaction is a standard repurchase transaction with a fixed rate of 4.10% and a 33-month term. The transaction has a quarterly call option. In September 2007, we entered into a $25.0 million structured repurchase transaction. This transaction was a standard repurchase transaction with a fixed rate of 4.255% and a 42-month term. The transaction has a quarterly call option.

We believe that our earnings and other traditional sources of cash flow, along with additional FHLB borrowings, if necessary, will provide the cash to allow us to meet our obligations with no adverse effect on liquidity. At June 30, 2009, we had the ability to borrow approximately $171.7 million from the FHLB under the blanket line, a $49.6 million available line of credit from the Federal Reserve, and other unused short-term borrowing lines (federal funds purchased lines) of approximately $85.0 million from upstream correspondent banks. As of June 30, 2009, we had $167.5 million in outstanding FHLB borrowings.

In December 2007, we extended a secured line of credit with an upstream correspondent that provided us access to borrow up to $30.0 million. These borrowings would have been used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions did not exceed $15.0 million. We did not borrow funds under this line. We terminated this agreement in February 2009, because the upstream correspondent decided to exit this line of business and we had adequate liquidity at the Corporation level to meet our cash needs.

We have no plans to refinance or redeem any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Under regulations controlling financial holding companies and national banks, the Bank is limited in the amount it can lend to the Corporation, and those loans are required to be on a fully secured basis. At June 30, 2009, there were no loans between the Bank and the Corporation.

Because the majority of assets and liabilities of a financial institution are monetary in nature, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories. Fluctuations in interest rate and actions of the Federal Reserve to regulate the national money supply to mitigate recessionary and inflationary pressures have a greater effect on a financial institution’s profitability than do higher costs for goods and services.

The primary objective of rate sensitivity management is to maintain net interest income growth while reducing exposure to adverse fluctuations in rates. The asset/liability management committee of the board of directors evaluates and analyzes our pricing, asset/liability maturities and growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The Committee uses simulation modeling as a guide for decision-making and to forecast changes in net income and the economic value of equity under assumed fluctuations in interest rate levels.

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a relatively neutral rate sensitive position. As of June 30, 2009, our balance sheet reflected approximately $121.2 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represented 6.12% of our total assets and indicates that we are in an asset-sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will continue to remain flat for 2009 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then the Bank’s earnings will be less than predicted.

During the first six months of 2009, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. As of June 30, 2009, we had one outstanding swap with a notional amount of $10 million, an original maturity of fifteen months, and a rate of 5.905%. This transaction was initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio. This transaction is a cash flow hedge as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was accounted for in accordance with the provisions of that Statement. As required by FASB Statement No. 133, we measured the effectiveness of this transaction as of June 30, 2009, and determined that it remained “highly effective,” as defined by the Statement. See Note 8 of the Notes to Consolidated Financial Statements for more information.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 annual meeting of shareholders was held on May 13, 2009. At this meeting, the following fourteen directors were elected to serve until the 2010 annual meeting of shareholders or their successors are elected and qualified:

Director	Votes For	Votes Withheld
Mark A. Abernathy	8,792,455	470,601
David Byars	8,824,315	438,741
Robert S. Caldwell, Jr.	8,834,339	428,717
Robert L. Calvert, III	8,848,293	414,763
Robert A. Cunningham	8,833,548	429,508
J. Nutie Dowdle	8,821,579	441,477
James C. Galloway, Jr.	8,780,126	482,930
James D. Graham	8,846,090	416,966
Clifton S. Hunt	8,842,206	420,850
Dan R. Lee	8,822,619	440,437
Lewis F. Mallory, Jr.	8,806,470	456,586
Allen B. Puckett, III	7,233,507	2,029,549
H. Stokes Smith	8,819,557	443,499
Sammy J. Smith	8,814,181	448,875

Also at this meeting, the appointment of T. E. Lott & Company as the independent registered public accounting firm of the Corporation for the fiscal year ending December 31, 2009, was ratified by the following vote:

For	Against	Withheld
9,081,792	173,168	8,096

In addition, a non-binding advisory shareholder proposal on executive compensation was approved by the following vote:

For	Against	Withheld
8,620,929	456,888	185,238

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

11	Statement re computation of earnings per share

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer

32.1	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE FINANCIAL CORPORATION
Registrant

Date: August 10, 2009	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of earnings per share	44

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer	45

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer	46

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	47

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	48