Form 10-Q
period 2009-09-30
CADENCE FINANCIAL CORP
filed 2009-11-05
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common Stock, $1 Par Value – 11,912,564 shares as of September 30, 2009.

PART I—FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(In thousands, except per share data)	2009	2008

INTEREST INCOME
Interest and fees on loans	$47,639	$63,095
Interest and dividends on securities	14,333	15,716
Other interest income	273	335

Total interest income	62,245	79,146

INTEREST EXPENSE
Interest on deposits	21,690	28,091
Interest on borrowed funds	5,993	9,047

Total interest expense	27,683	37,138

Net interest income	34,562	42,008
Provision for loan losses	76,460	18,003

Net interest income (loss) after provision for loan losses	(41,898)	24,005

OTHER INCOME
Service charges on deposit accounts	6,349	6,791
Trust Department income	1,500	1,684
Mortgage loan fees	879	983
Other income	4,017	3,825
Securities gains, net	1,062	220

Total other income	13,807	13,503

OTHER EXPENSE
Salaries and employee benefits	20,984	20,833
Premises and fixed asset expense	5,682	5,699
Impairment loss on goodwill	66,542	—
Other expense	19,637	14,736

Total other expense	112,845	41,268

Income (loss) from continuing operations, before income taxes	(140,936)	(3,760)
Income tax expense (benefit)	(30,053)	(2,780)

Net income (loss) from continuing operations	(110,883)	(980)

Income from discontinued operations, before income taxes	649	551
Income tax expense	364	211

Net income from discontinued operations	285	340

Net income (loss)	(110,598)	(640)
Preferred stock dividend and accretion of discount	1,626	—

Net income (loss) applicable to common shareholders	$(112,224)	$(640)

Net (income) loss per share from continuing operations - basic and diluted	$(9.31)	$(0.08)

Net income per share from discontinued operations - basic and diluted	$0.02	$0.03

Net income (loss) per share - basic and diluted	$(9.28)	$(0.05)

Net income (loss) applicable to common shareholders per share - basic and diluted	$(9.42)	$(0.05)

Dividends per common share	$0.05	$0.55

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(In thousands, except per share data)	2009	2008

INTEREST INCOME
Interest and fees on loans	$15,464	$19,592
Interest and dividends on securities	4,608	5,140
Other interest income	98	134

Total interest income	20,170	24,866

INTEREST EXPENSE
Interest on deposits	6,817	8,642
Interest on borrowed funds	1,760	2,718

Total interest expense	8,577	11,360

Net interest income	11,593	13,506
Provision for loan losses	20,704	11,703

Net interest income (loss) after provision for loan losses	(9,111)	1,803

OTHER INCOME
Service charges on deposit accounts	2,219	2,453
Trust Department income	527	542
Mortgage loan fees	242	275
Other income	1,269	1,465
Securities gains, net	923	65

Total other income	5,180	4,800

OTHER EXPENSE
Salaries and employee benefits	6,902	6,829
Premises and fixed asset expense	1,910	1,896
Other expense	8,558	7,281

Total other expense	17,370	16,006

Income (loss) from continuing operations, before income taxes	(21,301)	(9,403)
Income tax expense (benefit)	(8,475)	(3,980)

Net income (loss) from continuing operations	(12,826)	(5,423)

Income from discontinued operations, before income taxes	646	233
Income tax expense	247	89

Net income from discontinued operations	399	144

Net income (loss)	(12,427)	(5,279)
Preferred stock dividend and accretion of discount	652	—

Net income (loss) applicable to common shareholders	$(13,079)	$(5,279)

Net income (loss) per share from continuing operations - basic	$(1.08)	$(0.46)

Net income (loss) per share from continuing operations - diluted	$(1.08)	$(0.45)

Net income per share from discontinued operations - basic and diluted	$0.03	$0.01

Net income (loss) per share - basic and diluted	$(1.04)	$(0.44)

Net income (loss) applicable to common shareholders per share - basic and diluted	$(1.10)	$(0.44)

Dividends per common share	$—	$0.05

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	Sept. 30, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$17,483	$37,207
Interest-bearing deposits with banks	37,442	14,403
Federal funds sold and securities purchased under agreements to resell	30,312	9,623

Total cash and cash equivalents	85,237	61,233
Securities available-for-sale	403,396	398,702
Securities held-to-maturity (estimated fair value of $2,773 at September 30, 2009 and $22,115 at December 31, 2008)	2,673	21,358
Other securities	14,249	16,369

Total securities	420,318	436,429
Loans	1,179,741	1,328,329
Less: allowance for loan losses	(44,939)	(20,730)

Net loans	1,134,802	1,307,599
Interest receivable	8,111	9,714
Premises and equipment, net	31,866	33,409
Goodwill and other intangible assets	1,518	68,849
Other assets	85,847	62,036

Total Assets	$1,767,699	$1,979,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$168,264	$181,191
Interest-bearing deposits	1,243,180	1,279,968

Total deposits	1,411,444	1,461,159
Interest payable	1,869	2,892
Federal funds purchased and securities sold under agreements to repurchase	88,791	98,527
Subordinated debentures	30,928	30,928
Other borrowed funds	101,709	188,938
Other liabilities	12,148	11,260

Total liabilities	1,646,889	1,793,704

Shareholders’ Equity:
Preferred stock—$10 par value, authorized 10,000,000 shares as of September 30, 2009; issued 44,000 shares as of September 30, 2009	41,995	—
Common stock—$1 par value, authorized 50,000,000 shares as of September 30, 2009 and December 31, 2008; issued 11,912,564 shares as of September 30, 2009 and 11,914,814 shares as of December 31, 2008	11,913	11,915
Surplus	95,883	93,438
Retained earnings (accumulated deficit)	(32,844)	79,975
Accumulated other comprehensive income (loss)	3,863	237

Total shareholders’ equity	120,810	185,565

Total Liabilities and Shareholders’ Equity	$1,767,699	$1,979,269

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,598)	$(640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,628	2,912
Deferred income taxes	(25,312)	(6)
Provision for loan losses	76,460	18,003
Net performance share activity	81	476
Gain on sale of securities, net	(1,062)	(225)
Impairment loss on goodwill	66,542	—
Gain on sale of GCM Insurance assets	(502)	—
(Increase) decrease in interest receivable	1,603	3,224
(Increase) decrease in loans held for sale	1,839	205
(Increase) decrease in other assets	(326)	(11,510)
Increase (decrease) in interest payable	(1,023)	(1,765)
Increase (decrease) in other liabilities	1,462	2,198

Net cash provided by (used in) operating activities	11,792	12,872

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	426,413	166,580
Proceeds from sale of securities	114,562	20,958
Purchase of securities	(518,992)	(180,638)
Net cash proceeds from sale of GCM Insurance assets	417	—
(Increase) decrease in loans	94,498	(26,852)
(Additions) disposals of premises and equipment	(43)	(139)

Net cash provided by (used in) investing activities	116,855	(20,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(49,715)	19,312
Issuance of preferred stock and warrants	44,000	—
Dividend paid on preferred stock	(1,320)	—
Dividend paid on common stock	(595)	(6,549)
Net change in federal funds purchased and securities sold under agreements to repurchase	(9,736)	3,995
Net change in short-term FHLB borrowings	(20,000)	(115,972)
Proceeds from long-term debt	35,000	125,000
Repayment of long-term debt	(102,277)	(23,725)

Net cash provided by (used in) financing activities	(104,643)	2,061

Net increase (decrease) in cash and cash equivalents	24,004	(5,158)
Cash and cash equivalents at beginning of period	61,233	52,397

Cash and cash equivalents at end of period	$85,237	$47,239

Cash paid during the period for:
Interest	$28,706	$38,903

Income tax	$—	$2,554

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”), Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM Insurance”), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, NBC Service Corporation (“NBC Service”), a wholly-owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly-owned subsidiary of NBC Service. All significant intercompany accounts and transactions have been eliminated. On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM Insurance’s operations. See Note 11 for additional information relating to this transaction.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events,” requires companies to disclose the date through which subsequent events have been evaluated by management. The Corporation’s management has evaluated the effect of subsequent events on these financial statements through November 5, 2009, the date the financial statements were available to be issued.

Note 1. Recently Issued Accounting Pronouncements

ASC 715-20-65-2 (formerly FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, issued in December 2008), requires companies to disclose additional information about their postretirement benefit plan assets, including investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Corporation is currently determining the effects of this guidance on its financial statement disclosures.

In June 2009, the FASB issued ASC 105-10 (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). Upon its effective date, ASC 105-10 became the single source of generally accepted accounting principles for nongovernmental entities. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation adopted this guidance for the three and nine month periods ending September 30, 2009. The adoption did not significantly impact the Corporation’s consolidated financial statements and related disclosures.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Corporation’s goodwill was not amortized but was periodically tested for impairment. The Corporation’s annual test of goodwill impairment was last performed as of September 30, 2008.

ASC 350 also requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that triggered an additional test of goodwill for impairment, and the Corporation engaged a third party to perform this test. The test concluded that the Corporation’s goodwill was fully impaired as of March 31, 2009. As a result, a goodwill impairment charge of $66.8 million ($304,000 of which related to GCM Insurance) was recognized as of that date, and the charge eliminated all goodwill previously reflected on the Corporation’s balance sheet. Thus, no annual test of goodwill impairment was required as of September 30, 2009.

Other identifiable intangible assets consist primarily of the core deposit premiums arising from acquisitions. The core deposit premiums were established using the discounted cash flow approach and are being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

Note 3. Performance Shares and Stock Options

The Corporation accounts for stock options in accordance with ASC 718, “Compensation-Stock Compensation.” This guidance requires that the fair value of equity instruments exchanged for employee services (as determined on the grant date of the award) be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period are recognized as compensation cost over that period.

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

As of September 30, 2009, a total of 42,382 performance shares are outstanding, all of which have been earned. For the three and nine months ended September 30, 2009, compensation expense relating to performance shares totaled $51,000 and $119,000, respectively. For the three and nine months ended September 30, 2008, compensation expense relating to performance shares totaled $68,000 and $186,000, respectively.

Note 4. Variable Interest Entities

Through a business trust subsidiary, the Corporation has issued $30.9 million in subordinated debentures that were used to support trust preferred securities. These debentures are the sole assets of the trust subsidiary. In accordance with ASC 810, “Consolidation,” the trust subsidiary is not consolidated into the financial statements of the Corporation.

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

	Nine Months Ended September 30,
(In thousands)	2009	2008
Net income (loss)	$(110,598)	$(640)
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income (loss)	(656)	(139)
Unrealized gains (losses) on securities	4,282	(973)
Unrealized gains (losses) on interest rate swaps	—	44

Net change in other comprehensive income (loss), net of tax	3,626	(1,068)

Comprehensive income (loss)	$(106,972)	$(1,708)

Accumulated other comprehensive income (loss) at beginning of period	$237	$(1,625)
Net change in other comprehensive income (loss)	3,626	(1,068)

Accumulated other comprehensive income (loss) at end of period	$3,863	$(2,693)

	Three Months Ended September 30,
(In thousands)	2009	2008
Net income (loss)	$(12,427)	$(5,279)
Net change in other comprehensive income (loss), net of tax:
Realized (gains) losses included in net income (loss)	(570)	(43)
Unrealized gains (losses) on securities	4,812	2,100
Unrealized gains (losses) on interest rate swaps	—	57

Net change in other comprehensive income (loss), net of tax	4,242	2,114

Comprehensive income (loss)	$(8,185)	$(3,165)

Accumulated other comprehensive income (loss) at beginning of period	$(379)	$(4,807)
Net change in other comprehensive income (loss)	4,242	2,114

Accumulated other comprehensive income (loss) at end of period	$3,863	$(2,693)

Note 6. Defined Benefit Pension Plan

The following tables contain the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2009	2008
Service cost	$550	$643
Interest cost	564	525
Expected return on assets	(685)	(590)
Net (gain)/loss recognition	260	221
Prior service cost amortization	(68)	(70)

Preliminary net periodic benefit cost	621	729
Immediate recognition due to settlement and curtailment	740	—

Net periodic benefit cost	$1,361	$729

	Three Months Ended September 30,
(In thousands)	2009	2008
Service cost	$178	$177
Interest cost	186	151
Expected return on assets	(225)	(180)
Net (gain)/loss recognition	84	55
Prior service cost amortization	(22)	(24)

Preliminary net periodic benefit cost	201	179
Immediate recognition due to settlement and curtailment	290	—

Net periodic benefit cost	$491	$179

The expected rates of return for 2009 and 2008 were 7.0% and 7.5%, respectively.

Note 7. Investment Securities

In accordance with ASC 320, “Investments – Debt and Equity Securities,” for the three and nine month period ended September 30, 2009, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months that could be considered other-than-temporary. As of September 30, 2009, approximately 2% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of September 30, 2009, is other-than-temporarily impaired.

Note 8. Derivative Instruments

In 2008 and 2009, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. These transactions were cash flow hedges as defined by ASC 815, “Derivatives and Hedging,” and they were accounted for under that guidance. As of September 30, 2009, the Corporation had no outstanding swaps.

For the three and nine month periods ended September 30, 2008, $57,000 and $44,000 in unrealized gains (net of tax), respectively, were recorded as adjustments to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps.

Note 9. Fair Value

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC 825, “Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities; however, as of September 30, 2009, quoted market prices were available for all securities. The fair value of other securities, which consist of FHLB stock and Federal Reserve Bank stock, is estimated to be the carrying value, which is par.

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair values of demand deposits are, as required by ASC 825, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$85,237	$85,237	$61,233	$61,233
Securities available-for-sale	403,396	403,396	398,702	398,702
Securities held-to-maturity	2,673	2,773	21,358	22,115
Other securities	14,249	14,249	16,369	16,369
Loans	1,134,802	1,138,019	1,307,599	1,305,410
Liabilities:
Noninterest-bearing deposits	168,264	168,264	181,191	181,191
Interest-bearing deposits	1,243,180	1,230,414	1,279,968	1,285,294
Federal funds purchased and securities sold under agreements to repurchase	88,791	91,413	98,527	101,427
Subordinated debentures	30,928	30,928	30,928	30,928
FHLB and other borrowings	101,709	99,369	188,938	192,491

ASC 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and establishes a hierarchy to prioritize the inputs used to measure fair value. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).

In accordance with the disclosure requirements of ASC 820, the following table reflects assets measured at fair value on a recurring basis. Fair value for these assets was determined by reference to quoted market prices in active markets for identical assets (Level 1 inputs).

(In thousands)	Fair Value at September 30, 2009
Available-for-sale securities	$403,396

The following valuation methodologies are used for assets measured at fair value on a non-recurring basis and recognized in the Corporation’s consolidated balance sheets, as well as the general classification of these assets within the valuation hierarchy.

Impaired Loans – A loan is considered impaired when, based on current information, it is probable that the Corporation will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310, “Receivables.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve within the allowance for loan losses. Any subsequent measurement adjustments are recorded as adjustments to the allowance for loan losses. Impaired loans are classified within Level 3 of the fair value hierarchy.

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

(In thousands)	Fair Value at September 30, 2009
Impaired loans	$60,824
Other real estate owned	14,760

ASC 825, “Financial Instruments,” allows entities the option, at specified election dates, to measure financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, ASC 825 specifies that all subsequent changes in fair value for that instrument must be reported in earnings.

As of September 30, 2009, the Corporation’s balance sheet did not include any financial assets or liabilities for which the fair value option of ASC 825 was elected.

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

Note 11. Discontinued Operations

On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM Insurance’s operations to four limited liability companies established by former owners and employees of GCM Insurance. The total purchase price of the assets sold, net of liabilities assumed, was approximately $5.5 million.

As a result of this transaction, the consolidated statements of income have been restated for all periods to reflect GCM Insurance’s operations as discontinued operations. The net income from discontinued operations for the quarter and nine months ended September 30, 2009, includes a gain on sale of approximately $502,000. This gain is subject to adjustment in the fourth quarter of 2009 based on final settlements related to pension and tax costs at year-end.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Income	$1,044	$1,460	$3,449	$3,937
Expense	900	1,227	3,302	3,386

Income from discontinued operations	144	233	147	551
Gain on sale	502	—	502	—
Income tax expense	247	89	364	211

Net income from discontinued operations	$399	$144	$285	$340

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three and nine months ended September 30, 2009. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008, and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

For purposes of the following discussion and analysis of the Corporation’s financial condition and results of operations, the words the “Corporation,” “we,” “us” and “our” refer to the combined entities of Cadence Financial Corporation and Cadence, unless the context suggests otherwise.

Introduction and Management Overview

The Corporation is a bank holding company that owns Cadence. Cadence operates in the states of Mississippi, Alabama, Tennessee, Florida and Georgia. Cadence’s primary business is providing traditional commercial and retail banking services to customers. Cadence also provides other financial services, including trust services, mortgage services and investment products. Our stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol of “CADE”.

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

Summary of Nine Months Ended September 30, 2009

Participation in Capital Purchase Program. In January 2009, we sold 44,000 shares of non-voting Series A preferred stock, for an aggregate purchase price of $44.0 million and issued a warrant to purchase up to 1,145,833 shares of our common stock to the U.S. Treasury under the Capital Purchase Program (“CPP”).

Net Interest Income. Our net interest income declined from $42.1 million in the first nine months of 2008 to $34.6 million in the first nine months of 2009. For the first nine months of 2009, our net interest margin was 2.47%, compared to 3.10% for the first nine months of 2008. Our loan yields declined by 121 basis points as compared to the first nine months of 2008, partly due to the 175 basis point reduction in interest rates between September 30, 2008 and September 30, 2009. Our yield on earning assets declined by 139 basis points during this period, but was offset somewhat by a 3.3% increase in average earning assets.

Provision for Loan Losses. Our provision for loan losses was $76.5 million for the first nine months of 2009, as compared to $18.0 million for the first nine months of 2008. We incurred $52.3 million in net charge-offs for the first nine months of 2009, compared to $14.8 million for the first nine months of 2008. Also, we significantly increased our allowance for loan losses during the nine months of 2009. Our allowance for loan losses was $44.9 million at September 30, 2009, compared with our allowance for loan losses at December 31, 2008 of $20.7 million. We have experienced an increase in non-performing loans, mostly due to real estate construction and development loans. During the first nine months of 2009, we noted increased weakness in our Middle Tennessee market.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, declined by $538,000, or 4.1%, between the first nine months of 2008 and the first nine months of 2009.

Other Expense (Noninterest Expense). During the first nine months of 2009, total noninterest expenses increased by $71.6 million from the same period of 2008. Included in this increase is a $66.5 million impairment loss on goodwill. The remaining $5.1 million increase resulted primarily from increases in FDIC insurance premiums, a loss on early extinguishment of debt, and expenses associated with our efforts to raise capital that were suspended during the third quarter.

Net Income/(Loss). For the first nine months of 2009, we reported a net loss applicable to common shareholders of $112.2 million, or $(9.42) per common share, compared to a net loss of $640,000, or $(0.05) per common share, for the first nine months of 2008.

Loan Portfolio. As of September 30, 2009, our loan portfolio was $1.180 billion, distributed among commercial real estate loans, commercial and industrial loans, 1-4 family mortgages and consumer loans. As of September 30, 2009, our loan portfolio was composed of approximately 60.0% variable rate loans and 40.0% fixed rate loans. Beginning in the third quarter of 2008, we made a concerted effort to reduce our concentration in commercial real estate loans, particularly residential construction and development loans, which typically have higher yields but also higher risk. Overall, our average loan balances declined by approximately $83.9 million, or 6.2%, from the first nine months of 2008 to the first nine months of 2009, from $1.353 billion for the first nine months of 2008 to $1.269 billion for the first nine months of 2009.

Investment Portfolio. The average balance of our investment portfolio was $448.4 million for the first nine months of 2009, compared to $437.0 million for the first nine months of 2008, representing an increase of $11.4 million, or 2.6%. However, our yield on securities declined by 53 basis points to 4.27% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from the first nine months of 2008 to the first nine months of 2009, from $24.3 million to $157.2 million. This variance resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets declined from 1.84% for the first nine months of 2008 to 0.23% for the first nine months of 2009, which negatively affected our overall yield on earning assets.

Deposits. Our overall cost of funds declined by 63 basis points between the first nine months of 2008 and the first nine months of 2009. Average interest-bearing deposits increased 9.6% to $1.356 billion for the first nine months of 2009, compared to $1.238 billion for the first nine months of 2008, somewhat offset by a decline of $81.6 million, or 23.8%, in average borrowed funds.

During the first quarter of 2009, we accumulated an additional $166 million in deposits. During the third quarter of 2009, we used a portion of those funds to repay Federal Home Loan Bank (“FHLB”) borrowings. The remaining funds were held at September 30, 2009 in our Federal Reserve account and in short-term U.S. Treasury obligations.

Summary of Quarter Ended September 30, 2009

Sale of Assets & Liabilities of Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM Insurance”). On August 31, 2009, we completed the disposition of the assets used in and liabilities arising from GCM Insurance’s operations to four limited liability companies established by former owners and employees of GCM Insurance. The total purchase price of the assets sold, net of liabilities assumed, was approximately $5.5 million. For the quarter ended September 30, 2009, we recognized a gain of $502,000 related to this transaction. The gain is subject to adjustment in the fourth quarter of 2009 based on final settlements related to pension and tax costs at year-end.

Net Interest Income. Net interest income for the third quarter of 2009 was $11.6 million, compared to $13.5 million for the same quarter of 2008, a decrease of 14.4%. During the third quarter of 2009, the net interest margin was 2.56%, compared to 3.00% for the same period of 2008. This 44 basis point decrease in margin resulted primarily from our intentionally building liquidity by accumulating deposits and investing in short-term assets with lower yields and the fact that we were not able to decrease our cost of funding at the same rate that our yields declined on loans and investment securities. When comparing the third quarter of 2009 to the same quarter of 2008, we lost 98 basis points of yield on our earning assets but only reduced the cost of funds by 66 basis points. Our average earning assets declined by $22.0 million, or 1.2% between the third quarter of 2008 and the third quarter of 2009.

Provision for Loan Losses. The provision for loan losses increased from $11.7 million during the third quarter of 2008 to $20.7 million in the third quarter of 2009. This increase was due to higher net charge-offs ($22.5 million in the third quarter of 2009 as compared to $9.4 million in the third quarter of 2008), as well as an increase in non-performing loans between the third quarter of 2008 and the third quarter of 2009. The increase in net charge-offs occurred primarily within our construction and land development portfolio, and the increase in non-performing loans was primarily due to the economy’s impact on real estate-based loans.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, declined by $478,000, or 10.1%, from the third quarter of 2008 to the third quarter of 2009.

Other Expense (Noninterest Expense). Noninterest expenses increased by $1.4 million, or 8.5%, during the third quarter of 2009, compared with the third quarter of 2008. This increase resulted primarily from increases in FDIC insurance premiums, a loss on early extinguishment of debt, and expenses associated with our efforts to raise capital that were suspended during the third quarter. These increases were partially offset by a reduction in our expenses relating to other real estate owned (“OREO”).

Net Income/(Loss). For the third quarter of 2009, we reported a net loss applicable to common shareholders of $13.1 million, or $(1.10) per common share, compared to a net loss of $5.3 million, or $(0.44) per common share, for the third quarter of 2008.

Loan Portfolio. Our average loan balances declined by approximately $131.8 million, or 9.7%, to $1.221 billion for the third quarter of 2009, compared to $1.353 billion for the third quarter of 2008.

Investment Portfolio. The average balance of our investment portfolio was $436.0 million for the third quarter of 2009, compared to $432.4 million for the third quarter of 2008, representing an increase of $3.7 million, or 0.8%. Our yield on securities declined by 54 basis points to 4.19% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from the third quarter of 2008 to the third quarter of 2009, from $32.1 million to $138.3 million. This variance resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets declined from 1.66% for the third quarter of 2008 to 0.28% for the third quarter of 2009, which negatively affected our overall yield on earning assets.

Deposits. Our overall cost of funds declined by 66 basis points between the third quarter of 2008 and the third quarter of 2009. Average interest-bearing deposits increased 4.0% to $1.313 billion for the third quarter of 2009, compared to $1.263 billion for the third quarter of 2008, somewhat offset by a decline of $96.4 million, or 29.6%, in average borrowed funds.

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

We continue to look for ways to grow noninterest income; however, the growth of noninterest income will remain a challenge under current economic conditions. We will also continue our efforts to control noninterest expenses. We expect our costs for FDIC insurance premiums to remain high for 2009, and we expect additional increases in OREO expenses based on recent additions. If rates remain flat as we currently expect, it will be difficult for us to expand our margin significantly. However, we also expect our deposits and wholesale funding balances to continue to decline, as we are using our excess liquidity to absorb higher-cost maturing liabilities to reduce interest expense, which should add some improvement to our margin.

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

Critical Accounting Policies. We believe that the areas of the financial statements that require the most difficult, subjective and complex judgments, and therefore contain the most critical accounting estimates, are as follows:

•	the provision for loan losses and the resulting allowance for loan losses;

•	the liability and expense relating to our pension and other postretirement benefit plans;

•	issues relating to other-than-temporary impairment losses in the investment portfolio;

•	goodwill and other intangible assets; and

•	income taxes.

Provision/Allowance for Loan Losses. Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level that we believe is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within our control, such as changes in economic factors, could change subsequent to the reporting date and could cause our allowance for loan losses to be over or understated. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

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

The allowance for loan losses is comprised of the following three components: specific reserves, general reserves and unallocated reserves. Generally, all loans that are identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310, “Receivables.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on our current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve and unallocated reserve calculations described below. Changes in specific reserves from period to period are the result in changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

We also maintain a general reserve for each loan type in the loan portfolio. Within each loan type, the portfolio is further segmented by risk ratings and by delinquency status. In determining the amount of the general reserve portion of our allowance for loan losses, we consider factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, the results of recent regulatory examinations and general economic conditions. Through the second quarter of 2009, general reserves for these loans were based upon three-year historical loss rates. Beginning in the third quarter of 2009, general reserves for these loans are based upon historical loss rates from the most recent twenty quarters, with the more recent quarters receiving the most weight. We use this information to set the general reserve portion of the allowance for loan losses at a level we deem prudent.

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors, including general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of the allowance for loan losses was $3.1 million, or 6.8% of the total allowance, as of September 30, 2009, and $4.0 million, or 19.3% of the total allowance, as of December 31, 2008.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s executive committee and our full board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $44.9 million as of September 30, 2009, compared to $20.7 million as of December 31, 2008. This increase reflects further deterioration in our loan portfolio, due primarily to the lack of demand for residential housing as well as an overall decline in the value of real estate, and the subsequent increase in net charge-offs.

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

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the appropriate discount rate, management, with the assistance of actuarial consultants, performs an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities). Based on the analysis, management used a discount rate of 5.75% in 2006 and 2007 and a discount rate of 6.0% in 2008. We used an expected rate of return of 7.5% for 2006, 2007 and 2008. From a historical perspective, the rates of return on the plan were 11.0% for 2006, 7.2% for 2007, and (23.9%) for 2008. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service (“IRS”) rules. As of December 31, 2008, the plan had a current accumulated benefit obligation of approximately $10.7 million, and plan assets with a fair value of approximately $10.7 million.

ASC 715, “Compensation-Retirement Benefits,” requires us to recognize the funded status of the plan (defined as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. Detailed information on our pension plan and the related impacts of these changes on the amounts recorded in our financial statements can be found in Note M (Employee Benefits) of the notes to consolidated financial statements in our December 31, 2008 Form 10-K (audited).

Other-Than-Temporary Impairment of Investment Securities. A third area that requires subjective and complex judgments on the part of management is the review of the investments in the investment portfolio for other-than-temporary impairments. ASC 320, “Investments – Debt and Equity Securities,” requires us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items:

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

As of September 30, 2009, our investment portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

Goodwill and Other Intangible Assets. ASC 350, “Intangibles – Goodwill and Other,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment using a two-step approach. The first step is to determine whether impairment could exist. If the results of the first step of testing indicate that impairment does not exist, the test is complete. If the results of the first step indicate that impairment could exist, the second step of testing must be performed. We completed our periodic impairment test in accordance with ASC 350 as of September 30, 2008. Based on the results of the first step of testing, we concluded that no impairment writedown was warranted as of September 30, 2008.

ASC 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that we believed triggered an additional test of goodwill for impairment. These events included our results of operations for the three months ended March 31, 2009, the changes in credit quality of our loan portfolio, and the continued general decline in the economy. We engaged an outside consultant to perform this additional goodwill impairment testing. Due primarily to the decline in the market value of our stock and the decline in prices paid in comparable bank acquisition transactions between December 31, 2008 and March 31, 2009, the first step of the goodwill impairment test indicated that potential impairment existed and the second step of testing should be performed to determine the amount of impairment. In the second step of the test, our consolidated balance sheet was marked to market to determine the current fair value of the goodwill that should be recorded on the balance sheet. As a result of this testing, we concluded that our goodwill was fully impaired as of March 31, 2009, and we recognized a goodwill impairment charge of $66.8 million ($304,000 of which related to GCM Insurance) for the quarter ended March 31, 2009. This charge eliminated all goodwill previously reflected on our balance sheet.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. For additional information, see Note J (Income Taxes) of the notes to consolidated financial statements in our December 31, 2008 Form 10-K (audited).

Other Accounting Issues. We own NBC Capital Corporation (MS) Statutory Trust I (the “Trust”), which was organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities (“TPSs”). In accordance with ASC 810, “Consolidation,” the Trust, which is considered a variable interest entity, is not consolidated into our financial statements because the only activity of the variable interest entity is the issuance of TPSs.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Net Income/(Loss)

For the first nine months of 2009, we reported a net loss of $112.2 million, or $(9.42) per common share, compared to a net loss of $640,000, or $(0.05) per common share, for the first nine months of 2008. The net loss for the first nine months of 2009 resulted primarily from the $66.8 million impairment loss on goodwill and a $76.5 million provision for loan losses.

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

Net interest income was $34.6 million for the first nine months of 2009, compared to $42.1 million for the same period of 2008, a decrease of 17.8%. Net interest margin was 2.47% for the first nine months of 2009, compared to 3.10% for the same period of 2008. In comparing the first nine months of 2009 to the same period of 2008, we lost 139 basis points of yield on our earning assets. However, during this same period, our cost of funds decreased by 84 basis points. Average earning assets increased to $1.875 billion for the first nine months of 2009 from $1.814 billion for the first nine months of 2008, an increase of $60.5 million, or 3.3%. This increase is due to an increase in federal funds sold and other interest-bearing assets, from $24.3 million during the first nine months of 2008 to $157.2 million during the first nine months of 2009, as we intentionally built liquidity by accumulating deposits and investing in short-term assets. The increase was somewhat offset by the $83.6 million decrease in average loan balances from the first nine months of 2008 to the first nine months of 2009. From the first nine months of 2008 to the first nine months of 2009, the yield on loans declined from 6.23% to 5.02%, the yield on federal funds sold and other interest-bearing assets declined from 1.84% to 0.23% and the yield on the investment securities portfolio declined from 4.80% to 4.27%.

The following table shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on those amounts, the average yields/rates paid and the net yield on interest-earning assets:

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)

Assets:
Interest-earning assets:
Loans	$1,265,904	$47,532	5.02	$1,349,528	$62,959	6.23
Mortgages held for sale	3,026	107	4.73	3,291	136	5.52
Securities:
Taxable	373,503	12,083	4.33	324,951	12,240	5.03
Tax exempt	74,919	2,250	4.01	112,021	3,476	4.14
Federal funds sold and other	157,216	273	0.23	24,289	335	1.84

Total interest-earning assets	1,874,568	$62,245	4.44	1,814,080	$79,146	5.83
Less: Allowance for loan losses	(34,812)			(15,173)
Noninterest-earning assets	134,827			195,320

Total assets	$1,974,583			$1,994,227

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$265,967	$1,989	1.00	$237,017	$3,044	1.72
Money market and savings	345,037	3,125	1.21	326,463	4,718	1.93
Time deposits	745,493	16,576	2.97	674,653	20,329	4.03

Total interest-bearing deposits	1,356,497	21,690	2.14	1,238,133	28,091	3.03
Borrowings and repurchase agreements	261,429	5,098	2.61	342,980	7,612	2.96
Junior subordinated debentures	30,928	895	3.87	30,928	1,435	6.20

Total interest-bearing liabilities	1,648,854	$27,683	2.24	1,612,041	$37,138	3.08
Noninterest-bearing liabilities:
Noninterest-bearing deposits	176,039			177,324
Other liabilities	14,989			13,110

Total liabilities	1,839,882			1,802,475
Shareholders’ equity	134,701			191,752

Total liabilities and shareholders’ equity	$1,974,583			$1,994,227

Net interest income		$34,562			$42,008

Net interest spread (1)			2.20			2.75

Net interest margin (2)			2.47			3.10

(1)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

	Nine Months Ended September 30, 2009 Over Nine Months Ended September 30, 2008 Change Due To:
(In thousands)	Total	Rate	Volume

Interest-earning assets:
Loans	$(15,456)	$(11,716)	$(3,740)
Securities:
Taxable	(157)	2,132	(2,289)
Tax exempt	(1,226)	(106)	(1,120)
Federal funds sold and other	(62)	12	(74)

Total interest-earning assets	$(16,901)	$(9,678)	$(7,223)

Interest-bearing liabilities:
Interest-bearing deposits	$(6,401)	$(9,490)	$3,089
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(3,054)	(1,253)	(1,801)

Total interest-bearing liabilities	$(9,455)	$(10,743)	$1,288

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The board of directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses increased from $18.0 million during the first nine months of 2008 to $76.5 million in the same period of 2009. We incurred $52.3 million in net charge-offs for the first nine months of 2009, compared to $14.8 million for the first nine months of 2008. Also, we significantly increased our allowance for loan losses during the first nine months of 2009. Our allowance for loan losses was $44.9 million at September 30, 2009, compared with our allowance for loan losses at December 31, 2008 of $20.7 million. We have experienced an increase in non-performing loans, mostly due to real estate construction and development loans. During the first nine months of 2009, we noted increased weakness in our Middle Tennessee market.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions. One of our strategic objectives has been, and continues to be, the diversification of other income sources so that we can be less dependent on net interest income. Our other income, exclusive of securities gains and losses, decreased by $538,000, or 4.1%, from the first nine months of 2008 to the first nine months of 2009. The following table presents for the periods indicated the major categories of noninterest income and the changes in the first nine months of 2009 compared to the first nine months of 2008:

	Nine Months Ended September 30,
(In thousands)	2009	2008	Change

Service charges on deposit accounts	$6,349	$6,791	$(442)
Trust Department income	1,500	1,684	(184)
Mortgage loan fees	879	983	(104)
Other income	4,017	3,825	192

Total other income	$12,745	$13,283	$(538)

Our service charges on deposit accounts, Trust Department income, and mortgage loan fees declined slightly from the first nine months of 2008 to the first nine months of 2009. These income sources were affected by a variety of economic factors. Service charges declined primarily due to fewer insufficient funds fees charged in 2009. Trust Department income was impacted by lower investment balances reflecting the downturn of the equity markets during the period, and mortgage loan fees were affected by fewer loans closed during the period. The increase in other noninterest income resulted primarily from insurance proceeds from a bank owned life insurance policy of approximately $645,000 received in the first quarter of 2009, and $150,000 from the reversal of an accrual that was established at the time of our most recent acquisition. During the first nine months of 2008, we recognized a $443,000 gain on the sale of a previously closed branch property, a $232,000 gain on the sale of an asset held by the Corporation and $110,000 in proceeds from the redemption of stock in VISA. The other income balances reflected above do not include other income related to GCM Insurance and the sale of its assets ($3.9 million for the nine months ended September 30, 2009 and $3.8 million for the nine months ended September 30, 2008).

We recognized $1.1 million in securities gains during the first nine months of 2009, compared to $220,000 in gains during the first nine months of 2008. The significant increase in securities gains in 2009 resulted from our selling most of our tax-exempt securities during the third quarter of 2009. Due to our year-to-date results of operations, we were not receiving the full tax benefit of holding these securities. Thus, we decided to sell them and invest the proceeds into higher-yielding taxable securities.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses increased by $71.6 million during the first nine months of 2009, compared with the first nine months of 2008. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the first nine months of 2009 compared to the first nine months of 2008:

	Nine Months Ended September 30,
(In thousands)	2009	2008	Change

Salaries and employee benefits	$20,984	$20,833	$151
Premises and fixed asset expense	5,682	5,699	(17)
Impairment loss on goodwill	66,542	—	66,542
Other expense	19,637	14,736	4,901

Total other expense	$112,845	$41,268	$71,577

In accordance with the provisions of ASC 350 and based on the results of a third party analysis, we recognized a $66.8 million impairment loss on goodwill as of March 31, 2009. This impairment charge eliminated all goodwill from our balance sheet, including approximately $304,000 relating to GCM Insurance (reflected in discontinued operations on the consolidated statement of income). Other noninterest expenses increased by $4.9 million, or 32.5%. This increase is attributable to several factors. FDIC insurance premiums and special assessments totaled $3.4 million for the first nine months of 2009, compared with $605,000 for the first nine months of 2008. In addition, we incurred approximately $934,000 in losses on extinguishment of debt during the third quarter of 2009, as we prepaid several of our FHLB advances. We recognized approximately $966,000 in expenses relating to our efforts to raise capital that were suspended during the third quarter of 2009. Finally, expenses relating to OREO increased from $3.9 million for the first nine months of 2008, to $4.2 million for the first nine months of 2009. The other expense balances reflected above do not include other expenses related to GCM Insurance and the sale of its assets ($3.3 million for the nine months ended September 30, 2009 and $3.4 million for the nine months ended September 30, 2008).

Changes in our income tax expense have generally paralleled changes in income. The income tax benefits for the first nine months of 2008 and 2009 result from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Comparison of Results of Operations for the Quarter Ended September 30, 2009 and 2008

Net Income/(Loss)

For the third quarter of 2009, we reported a net loss applicable to common shareholders of $13.1 million, or $(1.10) per common share, compared to a net loss of $5.3 million, or $(0.44) per common share, for the third quarter of 2008.

Net Interest Income

Net interest income for the third quarter of 2009 was $11.6 million, compared to $13.5 million for the same quarter of 2008, a decrease of 14.2%. During the third quarter of 2009, the net interest margin was 2.56%, compared to 3.00% for the same period of 2008. This 44 basis point decrease in margin resulted primarily from our intentionally building liquidity by accumulating deposits and investing in short-term assets with lower yields and the fact that we were not able to decrease our cost of funding at the same rate that our yields declined on loans and investment securities. When comparing the third quarter of 2009 to the same quarter of 2008, we lost 98 basis points of yield on our earning assets but only reduced the cost of funds by 66 basis points. Also, a decrease of $22.0 million, or 1.2%, in our average earning assets contributed slightly to the declining net interest income for the third quarter of 2009.

The following table shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on those amounts, the average yields/rates paid and the net yield on interest-earning assets:

	For the Quarter Ended September 30, 2009			For the Quarter Ended September 30, 2008
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/Rate (%)

Assets:
Interest-earning assets:
Loans	$1,218,424	$15,430	5.02	$1,350,339	$19,550	5.76
Mortgages held for sale	2,524	34	5.34	2,421	42	6.90
Securities:
Taxable	398,883	4,210	4.19	318,814	3,971	4.95
Tax exempt	37,147	398	4.25	113,560	1,169	4.10
Federal funds sold and other	138,279	98	0.28	32,143	134	1.66

Total interest-earning assets	1,795,257	$20,170	4.46	1,817,277	$24,866	5.44
Less: Allowance for loan losses	(46,692)			(16,219)
Noninterest-earning assets	134,725			190,394

Total assets	$1,883,290			$1,991,452

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest checking	$262,234	$637	0.96	$263,439	$1,095	1.65
Money market and savings	351,193	1,034	1.17	331,101	1,498	1.80
Time deposits	699,951	5,146	2.92	668,028	6,049	3.60

Total interest-bearing deposits	1,313,378	6,817	2.06	1,262,568	8,642	2.72
Borrowings and repurchase agreements	229,642	1,496	2.58	326,056	2,284	2.79
Junior subordinated debentures	30,928	264	3.39	30,928	434	5.58

Total interest-bearing liabilities	1,573,948	$8,577	2.16	1,619,552	$11,360	2.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	176,828			179,673
Other liabilities	4,510			4,487

Total liabilities	1,755,286			1,803,712
Shareholders’ equity	128,004			187,740

Total liabilities and shareholders’ equity	$1,883,290			$1,991,452

Net interest income		$11,593			$13,506

Net interest spread (1)			2.30			2.62

Net interest margin (2)			2.56			3.00

(1)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

	Quarter Ended September 30, 2009 Over Quarter Ended September 30, 2008 Change Due To:
(In thousands)	Total	Rate	Volume
Interest-earning assets:
Loans	$(4,128)	$(2,348)	$(1,780)
Securities:
Taxable	239	(2,038)	2,277
Tax exempt	(771)	93	(864)
Federal funds sold and other	(36)	12	(48)

Total interest-earning assets	$(4,696)	$(4,281)	$(415)

Interest-bearing liabilities:
Interest-bearing deposits	$(1,825)	$(2,188)	$363
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(958)	(287)	(671)

Total interest-bearing liabilities	$(2,783)	$(2,475)	$(308)

Provision for Loan Losses

The provision for loan losses increased from $11.7 million during the third quarter of 2008 to $20.7 million in the third quarter of 2009. This increase was due to an increase in net charge-offs ($22.5 million in the third quarter of 2009 as compared to $9.4 million in the third quarter of 2008), as well as a significant increase in non-performing loans between the third quarter of 2008 and the third quarter of 2009, primarily due to the economy’s impact on real estate-based loans.

Other Income (Noninterest Income)

Our noninterest income, exclusive of securities gains and losses, declined by $478,000, or 10.1%, from the third quarter of 2008 to the third quarter of 2009. The following table presents for the periods indicated the major categories of noninterest income and the changes in the third quarter of 2009 compared to the third quarter of 2008:

	Quarter Ended September 30,
(In thousands)	2009	2008	Change
Service charges on deposit accounts	$2,219	$2,453	$(234)
Trust Department income	527	542	(15)
Mortgage loan fees	242	275	(33)
Other income	1,269	1,465	(196)

Total other income	$4,257	$4,735	$(478)

The decline in service charge fee income can be attributed to fewer insufficient funds fees charged during the third quarter of 2009. Other noninterest income decreased by $196,000, or 13.4%, from the third quarter of 2008 to the third quarter of 2009. This decrease is primarily due to the third quarter 2008 recognition of a $443,000 gain on the sale of a previously closed branch property. During the third quarter of 2009, we recognized a gain of approximately $145,000 on the sale of our student loan portfolio.

We recognized $923,000 in securities gains during the third quarter of 2009, compared to gains of $70,000 during the third quarter of 2008. The significant increase in securities gains in 2009 resulted from our selling most of our tax-exempt securities during the third quarter of 2009. Due to our year-to-date results of operations, we were not receiving the tax benefit of holding these securities. Thus, we decided to sell them and invest the proceeds into higher-yielding taxable securities.

Other Expense (Noninterest Expense)

Noninterest expenses increased by $1.4 million, or 7.9%, during the third quarter of 2009, compared with the third quarter of 2008. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the third quarter of 2009 compared to the third quarter of 2008:

	Quarter Ended September 30,
(In thousands)	2009	2008	Change
Salaries and employee benefits	$6,902	$6,829	$73
Premises and fixed asset expense	1,910	1,896	14
Other expense	8,558	7,281	1,277

Total other expense	$17,370	$16,006	$1,364

Our other noninterest expenses increased by $1.3 million, or 17.5%, from the third quarter of 2008 to the third quarter of 2009, due primarily to increases in FDIC insurance premiums and expenses relating to OREO. FDIC insurance premiums and special assessments increased from $267,000 in the third quarter of 2008 to $1.2 million in the third quarter of 2009. In addition, we incurred approximately $934,000 in losses on extinguishment or debt during the third quarter of 2009, as we prepaid several of our FHLB advances. Also, we recognized approximately $966,000 in expenses relating to our outstanding shelf offering filed with the SEC in July. Partially offsetting the impact of these expenses was a decline in OREO-related expenses, from $3.5 million in the third quarter of 2008 to $2.0 million in the third quarter of 2009. The 2008 expenses include approximately $3.2 million in losses on the sale of OREO, while the 2009 expenses include approximately $1.5 million in losses on the sale of OREO.

Changes in our income tax expense have generally paralleled changes in income. The income tax benefits for the third quarters of 2008 and 2009 result from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Financial Condition as of September 30, 2009

Summary

Total assets were $1.768 billion as of September 30, 2009, compared to $1.979 billion as of December 31, 2008. Our loan portfolio balance was $1.180 billion as of September 30, 2009, compared to $1.328 billion as of December 31, 2008, a decrease of $148.6 million, or 11.2%. Our investment portfolio balance was $420.3 million as of September 30, 2009, compared to $436.4 million as of December 31, 2008, a decrease of $16.1 million, or 3.7%. Total deposits were $1.411 billion as of September 30, 2009, compared to $1.461 billion as of December 31, 2008, a decrease of $49.7 million, or 3.4%. Shareholders’ equity was $120.8 million as of September 30, 2009, compared to $185.6 million as of December 31, 2008, a decrease of $64.8 million, or 34.9%.

Loan Portfolio

Historically, our lending focus has been distributed among commercial real estate, commercial and industrial loans, 1-4 family mortgages and consumer loans. Total commercial, financial and agricultural loans, which consist primarily of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans, accounted for 16.5% of our loan portfolio as of September 30, 2009, compared to 16.5% as of December 31, 2008. Total real estate loans, which are secured by commercial real estate, one-to-four family residential properties and multi-family dwelling units, accounted for 73.9% of our loan portfolio as of September 30, 2009, compared to 76.0% as of December 31, 2008. Total consumer loans, which consist of home improvement, mobile home, automobile and unsecured personal loans, made up 1.8% of our loan portfolio as of September 30, 2009, compared to 2.3% as of December 31, 2008.

Total loans were $1.180 billion as of September 30, 2009, a decrease of $148.6 million, or 11.2%, compared to total loans of $1.328 billion as of December 31, 2008. The majority of the decline in loans occurred in commercial real estate loans and construction and development loans due primarily to payoffs and chargedowns.

The following table summarizes our loan portfolio by type of loan and type of customer as of the dates indicated:

	As of September 30, 2009		As of December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial:
Commercial	$194,662	16.5%	$219,236	16.5%
Commercial real estate	657,668	55.7%	670,595	50.5%
Real estate construction	59,372	5.0%	179,381	13.5%

Total commercial	911,702	77.2%	1,069,212	80.5%

Consumer:
Residential real estate	85,616	7.3%	92,055	6.9%
Home equity lines	69,116	5.9%	67,708	5.1%
Other consumer loans	21,223	1.8%	30,921	2.3%

Total consumer	175,955	15.0%	190,684	14.3%

Other	92,084	7.8%	68,433	5.2%

Total loans	$1,179,741	100.0%	$1,328,329	100.0%

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of September 30, 2009, are summarized in the following table:

	As of September 30, 2009
(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total

Commercial:
Commercial	$78,333	$109,713	$6,616	$194,662
Commercial real estate	189,050	358,035	110,583	657,668
Real estate construction	45,357	5,261	8,754	59,372

Total commercial	312,740	473,009	125,953	911,702

Consumer:
Residential real estate	9,870	24,274	51,472	85,616
Home equity lines	1,279	13,862	53,975	69,116
Other consumer loans	5,225	11,696	4,302	21,223

Total consumer	16,374	49,832	109,749	175,955

Other	80,706	10,936	442	92,084

Total loans	$409,820	$533,777	$236,144	$1,179,741

Loans with a fixed interest rate	$111,348	$317,766	$47,090	$476,204
Loans with a variable interest rate	298,472	216,011	189,054	703,537

Total loans	$409,820	$533,777	$236,144	$1,179,741

As of September 30, 2009, our loan portfolio was composed of approximately 40.0% fixed interest rate loans and 60.0% variable interest rate loans. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loans rates are substantially lower than rates on existing mortgages due primarily to refinancings of adjustable rate and fixed rate loans at lower rates.

Higher-Risk Loans

Our loan portfolio does not include several types of loans generally considered higher-risk, such as option adjustable-rate mortgage loans, junior lien mortgages, high loan-to-value mortgages, interest-only loans, subprime loans, and loans with teaser rates. Management believes that the highest risk loans in our portfolio are our construction and land development loans.

We entered the Memphis, Birmingham, and Middle Tennessee markets late in the most recent real estate boom cycle. Consequently, our build-up in our construction and land development portfolio and the subsequent lack of demand for residential real estate due to declines in the mortgage markets caused our loan quality to deteriorate. In mid-2008, we established a moratorium on residential construction and development lending. From September 30, 2008 to September 30, 2009, we reduced our exposure in our construction and land development portfolio by $179.5 million, or 45.3%.

The following table reflects the composition of our construction and land development portfolio by market:

(In thousands)	As of September 30, 2009		As of June 30, 2009		As of December 31, 2008		As of September 30, 2008
	Balance	%	Balance	%	Balance	%	Balance	%
Birmingham	$18,423	8.5%	$20,009	7.9%	$24,470	7.0%	$27,771	7.0%
Florida	25,427	11.7%	26,430	10.5%	30,673	8.7%	47,600	12.0%
Georgia	11,481	5.3%	11,763	4.7%	12,883	3.7%	14,121	3.6%
Memphis	41,561	19.2%	49,086	19.5%	86,615	24.6%	107,998	27.3%
Middle Tennessee	76,226	35.2%	102,063	40.5%	142,895	40.6%	144,401	36.4%
Mississippi	31,959	14.7%	30,362	12.1%	38,508	10.9%	37,829	9.5%
Tuscaloosa	11,639	5.4%	12,054	4.8%	15,892	4.5%	16,535	4.2%

Total	$216,716	100.0%	$251,767	100.0%	$351,936	100.0%	$396,255	100.0%

During 2009, we have charged off approximately $35.0 million related to loans in this segment of our portfolio. As of September 30, 2009, our allowance for loan losses includes approximately $27.5 million allocated to construction and land development loans.

All commercial real estate loans, exclusive of the loans discussed above, total approximately $477.9 million as of September 30, 2009. Of this total, 53% represent owner occupied commercial real estate, and 47% represent non-owner occupied commercial real estate.

We have implemented additional risk management procedures focusing on real estate loans, so that we will reduce potential future losses. The moratorium on residential construction and development lending is continuing. We have tightened our underwriting standards for all commercial real estate loans and are not renewing certain loans to move them out of our portfolio. We are conducting builder/developer stress tests for any relationships of one million dollars or greater, and our loan officers are focusing more time on managing and reviewing existing loans, including stress testing, clearing exceptions, and collecting these loans.

We are beginning to see some positive signs in these portfolios; however, we are not ready to say that they have turned upward. We remain very proactive in monitoring these credits across our system since they represent the biggest risk to our future earnings.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

(Dollars in thousands)	As of September 30, 2009	As of December 31, 2008

Nonaccrual loans	$46,983	$23,761
Accruing loans past due 90 days or more	4,083	3,467
Restructured loans	8,918	4,397

Total nonperforming loans	59,984	31,625
Other real estate	14,760	18,691

Total nonperforming assets	$74,744	$50,316

Nonperforming assets to total loans and other real estate	6.26%	3.74%

Nonperforming assets were $74.7 million as of September 30, 2009, compared to $50.3 million as of December 31, 2008. Our ratio of nonperforming assets to total loans and other real estate was 6.26% as of September 30, 2009, compared to 3.74% as of December 31, 2008. The increase in nonperforming assets in the first nine months of 2009 was due primarily to the continued decline in the economy, resulting in continued deterioration in the construction and development sector of our loan portfolio.

As of September 30, 2009, other real estate was comprised primarily of residential real estate developments in various stages of completion.

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

Allowance for Loan Losses

The allowance for loan losses was $44.9 million as of September 30, 2009, compared to $20.7 million as of December 31, 2008. This increase reflects further deterioration in our loan portfolio, due primarily to the lack of demand for residential housing, and the subsequent increase in net charge-offs.

The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

(Dollars in thousands)	As of September 30, 2009	As of December 31, 2008

Average loans outstanding	$1,268,930	$1,350,869

Total loans outstanding at end of period	$1,179,741	$1,328,329

Allowance for loan losses at beginning of period	$20,730	$14,926
Charge-offs:
Commercial, financial and agricultural	(7,922)	(1,582)
Real estate	(44,459)	(21,000)
Installment loans and other	(555)	(1,339)

Total charge-offs	(52,936)	(23,921)

Recoveries:
Commercial, financial and agricultural	201	379
Real estate	259	322
Installment loans and other	225	425

Total recoveries	685	1,126

Net charge-offs	(52,251)	(22,795)
Provision for loan losses	76,460	28,599

Allowance for loan losses at end of period	$44,939	$20,730

Ratio of net charge-offs to average loans outstanding	4.12%	1.69%
Ratio of allowance for loan losses to period end loans	3.81%	1.56%
Ratio of allowance for loan losses to nonperforming loans	74.92%	65.55%

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

	As of September 30, 2009		As of December 31, 2008
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses

Allocated component:
Impaired loans	$60,824	$6,198	$59,664	$10,075
Pooled loans	1,118,917	35,669	1,268,665	6,655
Unallocated component	—	3,072	—	4,000

Totals	$1,179,741	$44,939	$1,328,329	$20,730

Management believes that the allowance for loan losses as of September 30, 2009 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses as of September 30, 2009.

Investment Portfolio

The investment portfolio serves as a source of liquidity and earnings and is used to manage interest rate risk and to ensure collateral is available for pledging requirements. Our investment portfolio primarily consists of agency mortgage-backed securities, pooled government guaranteed SBA loans and taxable and non-taxable municipal securities. Securities within the portfolio are classified as held-to-maturity or available-for-sale. As of September 30, 2009, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called accumulated other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in liquidity needs, changes in tax strategies, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $403.4 million as of September 30, 2009, compared to $398.7 million as of December 31, 2008. As of September 30, 2009, $224.2 million, or 55.6%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $220.5 million, or 55.3%, as of December 31, 2008. The remainder of the available-for-sale portfolio was invested primarily in government securities.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity or on a long-term basis are classified as held-to-maturity. Held-to-maturity securities were $2.7 million as of September 30, 2009, compared to $21.4 million as of December 31, 2008. All of the securities in the held-to-maturity category were issued by state and municipal subdivisions. During the third quarter of 2009, we evaluated our portfolio and determined that we were not receiving the full tax benefit of holding tax-exempt securities, based on our year-to-date results of operations. Thus, with the approval of the Board of Directors, we sold most of those securities and invested the proceeds into higher-yielding taxable securities. These securities are reflected in the “securities available-for-sale” caption on our consolidated balance sheet as of September 30, 2009.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	As of September 30, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Mortgage-backed securities	$214,411	$9,805	$23	$224,193
Other securities	175,535	4,114	446	179,203

Total	$389,946	$13,919	$469	$403,396

Held-to-maturity:
Mortgage-backed securities	$—	$—	$—	$—
Other securities	2,673	100	—	2,773

Total	$2,673	$100	$—	$2,773

	As of December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Mortgage-backed securities	$213,736	$6,736	$17	$220,455
Other securities	177,528	2,168	1,449	178,247

Total	$391,264	$8,904	$1,466	$398,702

Held-to-maturity:
Mortgage-backed securities	$—	$—	$—	$—
Other securities	21,358	757	—	22,115

Total	$21,358	$757	$—	$22,115

Some of our investment securities are valued at less than their historical cost. We believe these declines resulted primarily from increases in market interest rates. Because the declines in market value are due to changes in interest rates and not credit quality, and because we have the ability and intent to hold these securities until a recovery in fair value, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period the other-than-temporary impairment is identified.

As of September 30, 2009, we had net unrealized gains of $13.6 million in the investment portfolio compared to net unrealized gains of $8.2 million as of December 31, 2008. The $5.4 million increase in net unrealized gains is primarily attributable to changes in market interest rates from December 31, 2008 to September 30, 2009.

Mortgage-backed securities (“MBSs”) are securities that have been developed by pooling a number of real estate mortgages and are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other MBSs are issued by Ginnie Mae, which is a federal agency, and are guaranteed by the U.S. government.

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

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of September 30, 2009. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	As of September 30, 2009
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available-for-sale:
Mortgage-backed securities	$—	—	$13,220	4.07%	$20,354	4.90%	$190,619	5.06%	$224,193	4.98%
Other securities	53,338	0.30%	6,923	4.22%	10,219	4.79%	107,554	4.49%	178,034	3.24%

Total	53,338	0.30%	20,143	4.12%	30,573	4.87%	298,173	4.85%	402,227	4.21%

Held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—
Other securities	—	—	—	—	613	10.01%	2,060	9.19%	2,673	9.37%

Total	—	—	—	—	613	10.01%	2,060	9.19%	2,673	9.37%

Equity and other securities	—	—	290	7.37%	—	0.00%	15,128	2.40%	15,418	2.49%

Total securities	$53,338	0.30%	$20,433	4.17%	$31,186	4.97%	$315,361	4.76%	$420,318	4.18%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. A third party analysis of our mortgage-backed securities as of September 30, 2009 showed the estimated average lives for fixed MBSs to be 3.7 years. The average life of the total investment portfolio is 4.1 years as of September 30, 2009.

Goodwill and Other Intangibles

The change in our carrying amount of goodwill and other intangible assets as of September 30, 2009 and as of December 31, 2008 was as follows:

(In thousands)	As of September 30, 2009	As of December 31, 2008

Balance, beginning	$68,849	$69,738
Intangible asset amortization	(485)	(889)
Goodwill impairment charge	(66,846)	—

Balance, ending	$1,518	$68,849

The change resulted from the decline in the market value of our stock and the decline in prices paid in comparable acquisition transactions.

Deposits

Deposits are our primary source of funds and we rely on our banking centers and branches to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits. Our deposits averaged $1.533 billion for the first nine months of 2009, compared to $1.416 billion for the year ended December 31, 2008.

As of September 30, 2009, core deposits (which consist of all deposits other than brokered deposits, 50% of time deposits $100,000 and greater and 50% of public funds) were $1.123 billion, or 79.6% of total deposits, while non-core deposits, including brokered deposits, made up 20.4% of total deposits. Total deposits declined to $1.411 billion as of September 30, 2009, compared to $1.461 billion as of December 31, 2008, a decrease of $49.7 million, or 3.4%. The decrease resulted from a $36.8 million, or 2.9%, decrease in interest-bearing deposits, primarily time deposits, and a $12.9 million, or 7.1%, decrease in noninterest-bearing deposits.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The rising cost of our deposits over the past few years reflects the impact of the increase in the Federal Funds rate from 2006 through 2008. In addition, we have at times offered special products or attractive rates so that our deposits will keep up with our loan growth. The average cost of deposits, including noninterest-bearing deposits, for the first nine months of 2009 was 1.89%, compared to 2.52% for the year ended December 31, 2008.

The following table presents the daily average balances and rates paid on deposits for the periods indicated:

	Nine Months Ended September 30, 2009		Year Ended December 31, 2008
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$176,039	0.00%	$177,670	0.00%
Interest-bearing demand (1)	567,483	1.17%	526,918	1.80%
Savings	43,521	0.43%	40,261	0.58%
Time deposits less than $100,000	303,602	2.89%	287,987	3.76%

Core deposits	1,090,645	1.43%	1,032,836	1.99%

Time deposits $100,000 and greater	318,001	2.85%	287,621	3.79%
Brokered deposits	123,890	3.49%	95,369	4.41%

Total	$1,532,536	1.89%	$1,415,826	2.52%

(1)	Includes money market accounts.

The following table provides the amount of our time deposits as of September 30, 2009 that are $100,000 and greater by time remaining until maturity:

(In thousands)	As of September 30, 2009

Three months or less	$87,004
Over three months through six months	114,865
Over six months through one year	94,237
Over one year	58,625

Total	$354,731

While a majority of the time deposits in amounts of $100,000 and greater will mature within one year, we expect that a significant portion of these deposits will be renewed, given that the rates we offer on time deposits are competitive in the market. If a significant portion of the time deposits were not renewed, it would have an adverse effect on our liquidity. We monitor maturities and have other available funding sources to mitigate this effect.

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

Our borrowings and repurchase agreements were $190.5 million as of September 30, 2009. The outstanding balance as of September 30, 2009 includes $100.0 million in long-term FHLB advances, $50.0 million in repurchase agreements with brokerage firms and $40.5 million in repurchase agreements with clients and treasury tax and loan note payable.

We decreased our borrowing and repurchase agreements by $97.0 million, or 33.7%, from December 31, 2008 to September 30, 2009. The decrease was primarily a result of rising deposits, which provided us with a less expensive and more stable funding source, than borrowings and repurchase agreements.

The following table summarizes our outstanding borrowings and repurchase agreements of the dates indicated:

(Dollars in thousands)	As of September 30, 2009	As of December 31, 2008

Ending balance	$190,500	$287,465
Average balance for the period	261,429	339,430
Maximum month-end balance during the period	284,664	389,309
Average interest rate for the period	2.61%	2.85%
Weighted average interest rate at the end of the period	2.47%	2.51%

Note: This schedule includes federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds (primarily FHLB advances).

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

Shareholders’ Equity

Shareholders’ equity was $120.8 million as of September 30, 2009, compared to $185.6 million as of December 31, 2008. Our ratio of average shareholders’ equity to average assets decreased to 6.8% as of September 30, 2009, compared to 9.6% as of December 31, 2008. On January 9, 2009, we sold $44 million of non-voting Series A preferred stock to the U.S. Treasury under the CPP. During the first nine months of 2009, we reported a net loss applicable to common shareholders of $112.2 million. Included in this amount are the payment of $1.3 million in preferred dividends and $306,000 of discount accretion related to the Series A preferred stock. Also, we declared common dividends to our shareholders of $595,000 for the first quarter of 2009. Finally, an increase in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income to increase from $237,000 at December 31, 2008, to $3.9 million at September 30, 2009.

Dividends paid by the Corporation are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the OCC is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At December 31, 2008 and September 30, 2009, without approval from the OCC, the Bank does not have the ability to pay dividends to the Corporation. On May 5, 2009, our board of directors voted to suspend paying cash dividends until further notice.

Return on Equity and Assets

The following table sets forth certain selected financial data for the periods indicated.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Return on assets (net income divided by total average assets)	(7.7)%	0.0%	(2.8)%	(1.1)%

Return on equity (net income divided by average equity)	(102.9)%	(0.4)%	(41.8)%	(11.2)%

Equity to asset ratio (average equity divided by total average assets)	7.5%	9.6%	6.7%	9.4%

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

The following table provides the Tier 1 capital, total risk-based capital and risk-based ratios for the Corporation:

	Actual		To Be Categorized as Well-Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of September 30, 2009
Total risk-based	$132,605	10.8%	$122,942	10.0%
Tier 1 risk-based	116,872	9.5	73,765	6.0
Tier 1 leverage	116,872	6.3	92,667	5.0

As of December 31, 2008
Total risk-based	$164,225	11.4%	$144,462	10.0%
Tier 1 risk-based	146,164	10.1	86,677	6.0
Tier 1 leverage	146,164	7.7	95,590	5.0

The following table provides the Tier 1 capital, total risk-based capital and risk-based ratios for the Bank:

	Actual		To Be Categorized as Well-Capitalized (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of September 30, 2009
Total risk-based	$123,538	10.1%	$122,451	10.0%
Tier 1 risk-based	107,866	8.8	73,470	6.0
Tier 1 leverage	107,866	5.9	92,023	5.0

As of December 31, 2008
Total risk-based	$153,652	10.4%	$144,092	10.0%
Tier 1 risk-based	135,607	9.3	86,455	6.0
Tier 1 leverage	135,607	7.0	95,165	5.0

(1)	While the Bank is considered “well-capitalized” by the standard regulatory definition, its current agreement with the OCC requires it to achieve and maintain higher ratios as discussed below.

The Bank is subject to the capital adequacy requirements of the OCC. The Corporation, as a bank holding company, is subject to the capital adequacy requirements of the Federal Reserve.

As part of the agreement with the OCC, the OCC has required the Bank to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. The risk- based capital requirements of the Federal Reserve and the OCC define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As of September 30, 2009, the Bank’s Tier 1 leverage ratio was 5.9%, and the total risk-based capital ratio was 10.1%.

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

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2009, the amount of unfunded commitments outstanding was $183.1 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of September 30, 2009, the amount of outstanding letters of credit was $12.8 million.

The issuance of a letter of credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, we do not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, we are able to fund them out of normal cash flow. If all outstanding commitments were funded at the same time, we have the ability to fund them through our short-term borrowing lines, the brokered certificate of deposit market, additional FHLB borrowings, and borrowings from the Federal Reserve discount window.

In June 2008, the FHLB of Dallas issued a $35 million standby letter of credit to the Bank to secure public funds.

Liquidity, Inflation and Asset/Liability Management

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We did not experience any problems with liquidity during 2008 and anticipate that we will meet our liquidity requirements in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $148.6 million decrease in loans and a $49.7 million decrease in deposits as of September 30, 2009, compared to December 31, 2008, our loan/deposit ratio declined to 83.6% for the first nine months of 2009, compared to a loan/deposit ratio of 90.9% as of December 31, 2008. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase, FHLB borrowings and Federal Reserve borrowings. When we include these sources of funding with deposits, our loans to total funding ratio declined to 73.6% as of September 30, 2009, from 76.0% as of December 31, 2008. Management’s target loans to deposits ratio is in the range of 85-95%, and our goal is to limit wholesale funding to no more than 25% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $38.8 million as of September 30, 2009, and $48.5 million as of December 31, 2008. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

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

We believe that our traditional sources of cash flow, along with additional wholesale borrowings, if necessary, will provide the cash to allow us to meet our obligations with no adverse effect on liquidity. At September 30, 2009, we had a $49.9 million available line of credit from the Federal Reserve, and other unused short-term borrowing lines (federal funds purchased lines) of approximately $75.0 million from upstream correspondent banks. As of September 30, 2009, we had $100.0 million in outstanding FHLB borrowings.

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

We have no plans to refinance or redeem any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Under regulations controlling bank holding companies and national banks, the Bank is limited in the amount it can lend to the Corporation, and those loans are required to be on a fully secured basis. At September 30, 2009, there were no loans between the Bank and the Corporation.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a relatively neutral rate sensitive position. As of September 30, 2009, our balance sheet reflected approximately $100.3 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represented 5.67% of our total assets and indicates that we are in an asset-sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will continue to remain flat for 2009 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then the Bank’s earnings will be less than predicted.

During the first nine months of 2009, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

During this period, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more constant cash flow from interest earned by our prime based lending portfolio. These transactions were cash flow hedges as defined by ASC 815, “Derivatives and Hedging,” and they were accounted for under that guidance. As of September 30, 2009, the Corporation has no outstanding swaps. See Note 8 of the Notes to Consolidated Financial Statements for more information.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of our investment portfolio as held for trading. In 2006, 2007, and 2008, we entered into floating to fixed interest rate swaps to hedge a portion of our floating rate prime based lending portfolio. We had no outstanding hedges as of September 30, 2009. The transactions were cash flow hedges as defined by ASC 815, “Derivatives and Hedging,” and were accounted for under that guidance. These transactions were in line with our asset/liability strategy and were entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. As we continue to enhance our asset/liability management, we will continue to look for opportunities to protect the Corporation from unexpected changes in interest rates. We have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

The following table reflects the period-end position of our interest-earning assets and interest-bearing liabilities, which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.

	As of September 30, 2009
	Interest Sensitive Within (Cumulative)
(Dollars in thousands)	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$646,162	$815,781	$1,109,596	$1,179,741
Investment and mortgage-backed securities	38,653	103,726	233,093	420,318
Federal funds sold and other	30,370	49,978	49,978	49,978

	$715,185	$969,485	$1,392,667	$1,650,037

Interest-bearing liabilities:
Deposits	$395,660	$792,795	$1,316,003	$1,411,444
Borrowed funds	76,428	76,428	196,428	221,428

	$472,088	$869,223	$1,512,431	$1,632,872

Sensitivity gap:
Dollar amount	$243,097	$100,262	$(119,764)	$17,165
Percent of total interest-earning assets	14.73%	6.08%	(7.26)%	1.04%

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

At September 30, 2009, total interest-earning assets maturing or repricing within one year were more than interest-bearing liabilities maturing or repricing within the same time period by approximately $100.3 million (cumulative), representing a positive cumulative one-year gap of 6.08% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

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

Risk control consists of setting policies and parameters regarding interest rates and performing simulations based on trends and projections. Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The September 2009 model reflects net interest income under this scenario increasing by 6.54% with a 200 basis point upward shock of rates and decreasing by 5.34% if rates are shocked down 200 basis points. At September 30, 2009, a 200 basis point immediate increase in interest rates would have resulted in a 6.21% increase in market value of equity, and a 200 basis point instant decrease would have resulted in a 10.61% decrease in market value of equity. At September 30, 2009, we are within policy on both of these tests, and management believed that changes in net interest income and market value of equity, as reflected in our models, were acceptable.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Report on Form 10-Q, the following significant risks may affect the Corporation and Cadence and update the risk factors contained in Part I, Item A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors identified below are in addition to those contained in any other documents filed by the Corporation under the Securities Exchange Act of 1934, including without limitation, any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Risks Related to Our Business

The current economic environment poses significant challenges for us and our industry and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions like us continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, including falling home prices and increasing delinquencies, foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including us. Concerns over the stability of the financial markets and the economy and the need to protect capital have resulted in decreased lending by financial institutions to their clients and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations.

Continued economic uncertainty, declines in real estate values, constrained financial markets, housing market decline and financial stress on borrowers as a result of the uncertain economic environment could continue to have an adverse effect on our borrowers or their clients, adversely affecting our financial condition and results of operations. We cannot predict when economic conditions are likely to improve. We may also face additional risks in connection with the current economic environment, including the following:

•

Economic conditions that negatively affect housing prices and the job market have caused, and may continue to cause, the credit quality of our loan portfolios to deteriorate, and that deterioration in credit quality has had, and could continue to have, a negative effect on our business and results of operations.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	The value of our securities portfolio may decline.

•	We face increased regulation of our industry, and compliance with that regulation has increased our costs and increased compliance challenges and may continue to do so.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

We are heavily regulated, and that regulation could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OCC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), and to a limited degree, the regulators in the states in which our branches are located. Our compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. As further discussed below, we are also subject to capitalization guidelines established by our regulators, which require us to maintain certain levels of capital to support our business.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. In recent months, the U.S. financial regulators responding to directives of the Obama Administration and Congress have intervened on an unprecedented scale. New legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the effect of bankruptcy proceedings on consumer real property mortgages. Further, federal and state regulatory agencies may adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulation to us. Compliance with current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

On June 17, 2009, the Obama Administration proposed a white paper, “Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation,” that provides recommendations for overhauling the nation’s financial regulatory system in the wake of the global financial crisis. The plan urges Congress and regulators to adopt sweeping changes to financial sector regulation and oversight, dramatically increasing the federal government’s role in nearly every aspect of the financial markets. The administration proposes both new substantive authorities and practices in government regulation and supervision, and a restructuring of the regulatory system, including the creation of new federal agencies, offices and councils. If this proposal or some other similar proposal is adopted, it may result in additional restrictions, oversight or costs that may have an adverse effect on our business, results of operations or the price of our common stock.

In addition, given the current economic and financial environment, our regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets differs from our assessment, we may be required to take additional charges that would have the effect of materially reducing our earnings, capital ratios and stock price.

We have entered into a formal written agreement with the OCC that requires us to take specified actions.

The OCC, Cadence’s primary governmental regulator, reviews us annually. In this examination, the OCC reviews our business, including credit and other risks, accounting issues, operational matters, internal controls and management systems. Those reviews have required us to enhance our operational, risk management and internal control practices, planning processes, procedures and policies.

Following our most recent OCC review, we entered into an agreement with the OCC on April 17, 2009. In this agreement, we committed to enhance Cadence’s existing practices and procedures in several areas, including the following: strategic planning, credit risk management, other real estate owned, criticized assets, internal loan review, internal audit, commercial real estate concentration risk management, brokered deposits, and financial subsidiaries. As a result of entering into a written agreement with the OCC, we are deemed to be in a “troubled condition” under applicable banking laws. Consequently, we will not be eligible for expedited processing of branch applications and other regulatory approvals, and we will be required to obtain OCC or FDIC approval before making severance payments to departing executives and adding new directors or senior executives. Cadence’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain approvals if requested.

As of September 30, 2009, in connection with such agreement, we did not meet certain capital ratios that were imposed upon Cadence by the OCC, although management believes we complied in all other material respects with such agreement. As a result of not meeting such capital ratios, the OCC has broad authority to take additional adverse actions against Corporation and Cadence. For more information see – “We are required to maintain high capital levels” below.

We are required to maintain high capital levels.

As previously disclosed, the OCC has required Cadence to achieve as of September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. These capital ratios are higher than the regulatory capital ratios required to meet “well-capitalized” standards in a stable economy. As of September 30, 2009, Cadence was not in compliance with these capital ratios. The OCC has available a broad range of additional adverse actions, up to and including taking control of Cadence. Management has been taking action and implementing programs to comply with the requirements of the OCC and believes that it has complied in all material respects with the agreement with the OCC with the exception of such ratios. The OCC may determine, however, in its sole discretion, to take additional enforcement action that could (i) involve penalties or further limitations on the Corporation’s and Cadence’s businesses and (ii) negatively affect (a) their ability to implement their business plan, (b) the Corporation’s ability to pay dividends on its common stock and preferred stock, (c) the value of the Corporation’s common stock and preferred stock, and (d) the financial condition and results of operations of both the Corporation and Cadence.

Our loan portfolio is highly concentrated in commercial real estate in certain geographic areas.

Commercial real estate and farm loans totaled $657.7 million as of September 30, 2009. Additionally, construction and development loans totaled $216.7 million as of September 30, 2009. Our construction and development loan portfolio includes residential and non-residential construction and development loans. Our residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. Our non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings, hotels, and other non-residential commercial properties. Our commercial real estate and farm loan portfolio consists primarily of loans secured by office buildings, retail centers, warehouses, farm land and other commercial properties.

Commercial real estate loans are typically larger than residential real estate loans and consumer loans and depend on sales, in the case of construction and development loans, and cash flows, in the case of other commercial real estate loans, from the property to service the debt. Sales and cash flows have been and may continue to be adversely affected by general economic conditions, and a further deterioration in the markets where our collateral is located could increase the likelihood of default. Because our loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of a few of these loans has caused and could continue to cause increases in our non-performing loan balances. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The level of our commercial real estate loan portfolio has subjected us to additional regulatory scrutiny.

The concentration of residential construction and development in our commercial real estate loan portfolio is a primary factor that led to our agreement with the OCC. The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions like Cadence with concentrations in commercial real estate lending. Under the guidance, management should employ heightened risk management practices including board and management oversight and strategic planning, enhancement of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented and are continuing to implement policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance and with the requirements of the OCC agreement, the OCC could require us to implement additional policies and procedures consistent with their interpretation of the guidance that could result in additional costs to us or restrict our business in a manner that could have a material adverse effect on our results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Management maintains an allowance for loan losses based upon, among other things:

•	historical experience;

•	repayment capacity of borrowers;

•	an evaluation of local, regional and national economic conditions;

•	regular reviews of delinquencies and loan portfolio quality;

•	collateral evaluations;

•	current trends regarding the volume and severity of problem loans;

•	the existence and effect of concentrations of credit;

•	results of regulatory examinations; and

•	from time to time, the advice of consultants.

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, our board of directors and the OCC periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurances that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.

We are subject to restrictions on executive compensation as a result of our participation in the CPP.

Under the terms of the CPP, the U.S. Treasury has imposed specified standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds any equity or warrants issued pursuant to the CPP. These standards generally apply to our chief executive officer, chief financial officer, chief operating officer, and the two next most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten our value;

•	required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibition on making golden parachute payments to senior executives; and

•	agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Those restrictions, and any future restrictions on executive compensation that may be adopted, could adversely affect our ability to hire and retain senior executive officers.

Competition in the banking industry is intense and may adversely affect our profitability.

The banking business is highly competitive, and we experience competition from many other financial institutions in our markets. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other regional, super-regional, national and international financial institutions that operate offices in our markets and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints, and some have lower cost structures.

We compete with these institutions both in attracting deposits and in making loans. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. We have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. We may face a competitive disadvantage as a result of our smaller size and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our communities with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local clients, we can give no assurance that this strategy will be successful.

Operating results may require us to raise additional capital, but that capital may not be available or may be dilutive.

Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we could be subject to increased regulatory supervision and the imposition of restrictions on our growth and business.

Liquidity needs could adversely affect our results of operations and financial condition.

Cadence’s primary sources of funds are client deposits, maturing or called securities and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to clients on alternative investments, financial condition or regulatory status of Cadence, actions by the OCC and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank (“FHLB”) advances, brokered deposits, federal funds lines of credit from correspondent banks, and the Federal Reserve discount window.

Our financial flexibility will be constrained if we continue to incur losses and are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. We may seek additional debt in the future. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In addition, we may be required to slow or discontinue capital expenditures or make other investments or liquidate assets should those sources not be adequate. Until Cadence maintains a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12% established by the OCC, Cadence is expecting to continue to reduce its loan portfolio and the interest income related thereto.

The financial services industry faces substantial litigation and legal liability risks.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations and other litigation arising in connection with our activities. Threatened legal actions could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Any substantial legal liability resulting from litigation could materially and adversely affect our business, financial condition or results of operations.

Actions of the U.S. Treasury, the Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets may not achieve the intended effect.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “Emergency Economic Stabilization Act”) in response to the current crisis in the financial sector and on February 17, 2009, President Obama signed into law the ARRA. The U.S. Treasury and banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or the ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

These programs and measures also subject participating financial institutions, like us, to additional restrictions, oversight and costs that may have an adverse effect on our business, financial condition, results of operations or the price of our common stock. In particular, the ARRA amended the executive compensation provisions of the Emergency Economic Stabilization Act, under which TARP was established. These amendments apply not only to future participants under TARP, but also apply retroactively to companies like us that are current TARP participants. The full scope and effect of these amendments is uncertain and difficult to predict. The ARRA directs the Secretary of the U.S. Treasury to adopt standards that implement the amended provisions of the Emergency Economic Stabilization Act and directs the SEC to issue rules in connection with some of the amended provisions. While the U.S. Treasury has adopted interim final rules, the full scope and effect of the new standards and rules is not fully known.

Changes in monetary policy and interest rates could adversely affect our profitability.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Our profitability depends to a significant extent on our net interest income. Net interest income is the difference between income generated from interest-earning assets and interest expense on funding those assets. Our net interest income has declined in recent periods due to a decline in interest rates and a reduction in interest earning assets. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but those changes could also affect our ability to originate loans and obtain deposits, and the average duration of our mortgage-backed securities portfolio.

Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income of some of our noninterest income sources. For example, if mortgage interest rates increase, the demand for residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage loan fee income. Declines in security values could further reduce our trust and investment income.

In light of changing conditions in the national economy and in the financial markets, particularly the uncertain economic environment, the continuing threat of terrorist acts and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, which may negatively affect our deposit levels, our loan demand and our business and earnings. Furthermore, the actions of the United States and other governments in response to ongoing economic crisis may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

We may be required to pay significantly higher FDIC premiums in the future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. Additionally, the Emergency Economic Stabilization Act temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009, which was extended to December 13, 2013 on May 20, 2009. These developments will cause the premiums assessed on us by the FDIC to increase and materially increase other expenses. Presently, we anticipate our FDIC insurance related costs (assuming the 5 basis point special emergency assessment on June 30, 2009, paid on September 30, 2009, is the only special assessment in 2009) to increase to $4.4 million in 2009 from $923,000 in 2008 and $248,000 in 2007, and we are unable to predict the effect in future periods if the economic crisis continues.

We are a bank holding company and depend on our subsidiaries for dividends, distributions and other payments.

The Corporation is a company separate and apart from Cadence, and we must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by Cadence. Cadence’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our subsidiaries that are regulated by various regulatory authorities. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the OCC is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At December 31, 2008 and September 30, 2009, without approval from the OCC, Cadence does not have the ability to pay dividends to the Corporation. The Federal Reserve has issued policy statements generally requiring insured banks and bank holding companies to pay dividends only out of current operating earnings.

Our inability to hire or retain key professionals, management and staff could adversely affect our revenues and net income.

We rely on key personnel to manage and operate our business, including major revenue generating functions such as the loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues.

The ARRA has imposed significant limitations on executive compensation for recipients, like us, of funds under the CPP, which may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our key executives, including our chairman and chief executive officer, our president and chief operating officer and chief financial officer.

An interruption or breach in security with respect to our information systems, as well as information systems of our outsourced service providers, could have a material adverse effect on our financial condition and results of operations.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security with respect to our information system, as well as information systems of our outsourced service providers, could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation, any of which could result in failures or disruptions in our client relationship management, general ledger, deposit, loan and other systems resulting in a material adverse effect on our financial condition and results of operations.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

We had net deferred tax assets of $30.6 million as of September 30, 2009. We did not establish a valuation allowance against our federal net deferred tax assets as of September 30, 2009 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which would have a material adverse effect on our results of operations and financial condition at Cadence.

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

CADENCE FINANCIAL CORPORATION
Registrant

Date: November 5, 2009	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of earnings per share	54

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer	55

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer	56

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	57

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	58