Form 10-K
period 2009-12-31
CADENCE FINANCIAL CORP
filed 2010-03-29
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates as of June 30, 2009, was approximately $23,611,093, based on most recent sale.

The number of shares outstanding of the registrant’s common stock as of February 28, 2010 is 11,912,564 shares.

Documents incorporated by reference

Portions of the Corporation’s proxy statement for the 2010 annual meeting of shareholders expected to be filed on or before March 29, 2010 are incorporated by reference into Part III and portions of the Corporation’s annual report to shareholders are incorporated by reference into Part IV.

FORM 10-K

PART I

Forward-Looking Statements

This report, other reports filed by the Corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and any other written or oral statement by or on behalf of the Corporation may contain forward-looking statements and information based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions contained in the reports and statements referenced above are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this report and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission (“SEC”) subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

ITEM 1 - BUSINESS

Cadence Financial Corporation

Cadence Financial Corporation (the “Corporation”) is a bank holding company organized under the laws of the State of Mississippi in 1984. The Corporation’s assets consist primarily of its investment in Cadence Bank, N.A. (“Cadence” or the “Bank”), a national banking corporation, and its primary activities are conducted through Cadence. Cadence and its subsidiaries are collectively referred to herein as “Cadence”.

The Corporation’s principal executive offices are located at 301 East Main Street, Starkville, MS 39759, and its telephone number is 662-323-1341.

Cadence Bank, N.A.

Cadence is engaged in general banking business and activities closely related to banking, as permitted by the banking laws and regulations of the United States.

Cadence provides a variety of wholesale and retail financial services, including mortgage loans, investment services and trusts. Cadence’s customer base is well diversified and consists of business, agriculture, government, education and individual accounts in the states of Alabama, Florida, Georgia, Mississippi and Tennessee. Profitability and growth have been important goals throughout Cadence’s history. To maintain such growth and profitability, given a relatively slow economy and low loan demand in its core Mississippi market area, the Corporation began to expand into higher growth markets. As part of this business strategy, the Corporation acquired Enterprise Bancshares in Tennessee in 2004, SunCoast Bank in Florida in 2006, and Seasons Bank in Georgia in 2006. Cadence has also opened new branches in Hoover, Alabama and Brentwood and Franklin, Tennessee.

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

The following chart reflects, as of December 31, 2009, the distribution of total assets, loans, deposits and branches in the states in which Cadence conducts its business:

State	Assets	Loans	Deposits	Branches
Alabama	11%	18%	12%	18%
Florida	8%	12%	11%	8%
Georgia	2%	3%	2%	5%
Mississippi	52%	30%	55%	50%
Tennessee	27%	37%	20%	19%

	100%	100%	100%	100%

Other Operations. Cadence has two active wholly-owned subsidiaries, NBC Service Corporation (“Service”), and NBC Insurance Services of Alabama, Inc. (“Insurance”). Service was formed to provide additional financial services that otherwise might not be provided by Cadence. For 2009, its primary activity was limited to its investment in Commerce National Insurance Company (“CNIC”). CNIC is a credit life insurance company whose primary source of income is from investment income on securities held in its portfolio. In 2002, Cadence discontinued selling credit life insurance on loans. As a result, the Corporation plans to allow CNIC’s outstanding insurance policies to run-off over the next several years or sell the insurance portion of the business, if possible, and then to dissolve and liquidate CNIC. Insurance was formed in 1999 for the purpose of selling annuity products in the state of Alabama. For 2009, its activities were insignificant.

Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”) was a wholly-owned subsidiary of Cadence that operated as an independent insurance agency, with its primary source of revenue coming from commissions and premiums on the sale of property and casualty insurance, title insurance, life insurance, annuities and other commercial lines. On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM’s operations to four limited liability companies established by former owners and employees of GCM. Subsequent to the sale, the name of GCM was changed to Cadence Insurance Services of Mississippi, Inc., and it became inactive.

Competition

Cadence encounters strong competition in each of its markets, based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of services provided, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

Cadence currently serves six counties and ten municipalities in north central Mississippi. In this area, the Bank competes directly with numerous banking institutions, credit unions, finance companies, brokerage firms and mortgage companies. The competing banking institutions range in asset size from approximately $729 million to in excess of $140 billion (size of parent companies). Cadence is the largest bank domiciled in its immediate service area in Mississippi.

Cadence also serves the cities of Tuscaloosa and Hoover, Alabama; Memphis, Brentwood and Franklin, Tennessee; Sarasota and Bradenton, Florida; and Blairsville and Blue Ridge, Georgia. In these markets, Cadence competes with numerous financial institutions ranging in asset size from approximately $221 million to $2.3 trillion (based on the size of parent companies). Cadence also competes with numerous credit unions, finance companies, brokerage firms and mortgage companies in these markets.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Cadence’s core banking products and services. Consolidation efforts continued during 2009 as the challenges of the liquidity crises and market disruption led to redistribution of deposits and certain banking assets to stronger and larger financial institutions. Financial institutions with liquidity challenges sought mergers, and the deposits and certain banking assets of the 140 banks that failed during 2009, representing approximately $171 billion in total assets, were redistributed through the Federal Deposit Insurance Corporation’s least-cost resolution process. Additionally, the conversion of traditional investment banks to bank holding companies also affected the competitive landscape. These factors intensified the concentration of the industry and placed increased competitive pressure on Cadence’s core banking products and services.

Refer to “Item 1A - Risk Factors,” for discussion of the Corporation’s risks related to competition.

Supervision and Regulation

The Corporation and Cadence are subject to an extensive regulatory framework of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. To the extent that the following summary describes statutory or regulatory provisions, it is not intended to be comprehensive and is qualified in its entirety by reference to the full text of the statutes, regulations and regulatory agency policies to which such discussion refers. We cannot predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on the Corporation’s business, financial condition or results of operations. U. S. Federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors, the Deposit Insurance Fund and the banking system as a whole, rather than for the protection of security holders and creditors.

Bank Holding Company Act and Gramm-Leach-Bliley Act. The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The BHC Act restricts the Corporation’s non-banking activities to those that are determined by the Federal Reserve to be financial in nature, incidental to such financial activity or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of holding companies. Cadence is subject to limitations with respect to transactions with affiliates.

The BHC Act further requires every holding company to obtain the prior approval of the Federal Reserve before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned. The BHC Act also prohibits a holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve by order or regulation to be closely related to banking or managing banks. The BHC Act permits the acquisition by a holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, subject to certain state laws, including the establishment by states of a minimum age of their local banks before such banks can be acquired by an out-of-state institution. The BHC Act and regulations of the Federal Reserve also prohibit a holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

In addition, and subject to certain exceptions, the BHC Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is refutably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

A bank holding company may engage in permissible activities including factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety, or stability of any bank subsidiary of the bank holding company. Bank holding companies are required to file with the Federal Reserve an annual report and such other information as may be required. The Federal Reserve also performs examinations of bank holding companies and has the authority to regulate provisions of certain holding company debt.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) also permits securities brokerage firms and insurance companies to own banks and bank holding companies. The GLB Act also seeks to streamline and coordinate functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

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

In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to its subsidiaries. The Federal Reserve may require a holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

OCC. Dividends paid by the Corporation are substantially provided from dividends from Cadence. Generally, the approval of the Office of the Comptroller of the Currency (the “OCC”) is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. For 2010, without approval from the OCC, Cadence does not have the ability to pay dividends to the Corporation. In May 2009, the Corporation’s Board of Directors voted to suspend paying cash dividends on common stock until further notice.

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

Capital and Operational Requirements. The Federal Reserve, FDIC and OCC have established risk-based capital guidelines for holding companies, such as the Corporation, and for the subsidiary banks of holding companies, such as Cadence. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” However, a bank’s primary regulator has the ability to impose higher ratios if the regulator believes the bank’s risk profile is higher than it considers appropriate.

The FDIC, OCC and Federal Reserve have historically had common capital adequacy guidelines involving minimum leverage capital and risk-based capital requirements. The leverage capital requirement establishes a minimum ratio of capital as a percentage of total assets. The FDIC, OCC and Federal Reserve require institutions to maintain a minimum leverage ratio of Tier 1 capital to total average assets based on the institution’s rating under the international bank rating system, commonly referred to as the “CAMELS” rating system. “CAMELS” is an acronym for “Capital Adequacy, Asset Quality, Management Quality, Earnings, Liquidity and Sensitivity to Market Risk.” Institutions with a CAMELS rating of 1 that are not anticipating or experiencing significant growth and have well-diversified risk are required to maintain a minimum leverage ratio of 3 percent. An additional 100 to 200 basis points are required for all but these most highly rated institutions.

The risk-based capital requirement also establishes a minimum ratio of capital as a percentage of total assets, but gives weight to the relative risk of each asset. The FDIC, OCC and Federal Reserve require institutions to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4 percent. Banks must also maintain a minimum ratio of total capital to risk-weighted assets of 8 percent.

As part of an agreement entered into with the OCC in April 2009, Cadence was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of December 31, 2009, Cadence had a Tier 1 leverage ratio of 6.0% and a total risk-based capital ratio of 10.2% and, therefore, was not in compliance with the OCC’s mandated capital ratios and may be subject to further enforcement action by the OCC.

Refer to “Item 1A - Risk Factors,” for discussion of the Corporation’s risks relating to Cadence’s formal agreement with the OCC.

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

Interest and certain other charges collected or contracted by banks are often subject to state usury laws and certain federal laws concerning interest rates. The loan operations are also subject to certain federal laws applicable to credit transactions. These include but are not limited to: (i) the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; (ii) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; (iii) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; and (iv) the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations also are subject to certain laws and regulations, including but not limited to, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CNIC and Insurance are subject to a variety of regulations by applicable state agencies. These agencies set reserve requirements and reporting standards and establish regulations, all of which affect business operations.

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

Recent Regulatory Developments. In response to the worsening financial and economic conditions in late 2008, the Emergency Economic Stabilization Act of 2008 (the “Emergency Economic Stabilization Act”) was signed into law. Among other things the Emergency Economic Stabilization Act granted the U.S. Treasury the power, under a program called the Troubled Asset Relief Program (“TARP”), to purchase assets and equity from financial institutions in order to strengthen their financial position and the economy as a whole. Part of TARP included the Capital Purchase Program (“CPP”) where the U.S. Treasury could purchase preferred stock and equity warrants from qualifying institutions in exchange for direct capital infusion.

On January 9, 2009, the Corporation completed the sale of $44 million of non-voting preferred stock to the U. S. Treasury under the CPP. These senior preferred shares pay a cumulative annual dividend at a 5% rate for the first five years and will reset to a rate of 9% after five years if not redeemed by the Corporation prior to that time. In connection with the issuance of the senior preferred shares, the Corporation also issued to the U. S. Treasury a warrant to purchase the Corporation’s common stock up to a maximum of 15% of the senior preferred amount, or $6.6 million.

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

Additional restrictions were placed on us under the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Under the ARRA, institutions participating in TARP are restricted in their ability to pay bonuses and so-called “golden parachutes” to senior executives and certain other employees. ARRA also requires greater participation of shareholders in executive pay decisions. On June 10, 2009, the U.S. Treasury released an interim final rule (the “IFR”), effective June 15, 2009, that provided guidance on the compensation and governance standards for TARP recipients, and promulgated regulations to implement the restrictions and standards set forth in Section 7001 of the ARRA. Among other things, the IFR and the ARRA significantly expanded the executive compensation restrictions previously imposed by the Emergency Economic Stabilization Act. Such restrictions apply to any entity that has received or will receive financial assistance under TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions shall not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) does not hold any preferred stock or warrants to purchase common stock of such recipient. On December 7, 2009, the U.S. Treasury published technical amendments to the IFR. As a result of our participation in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA, as well as the IFR promulgated by the U.S. Treasury apply to us.

Future Legislation. Changes to the laws of the states in which the Corporation and its subsidiaries do business could affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Moreover, in light of recent events and current conditions in the U. S. financial markets and economy, Congress and regulators have continued to increase their focus on the regulation of the financial services industry. The Corporation cannot accurately predict whether legislative changes will occur or, if they occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

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

Personnel

At December 31, 2009, Cadence had 428 full-time employees. The Corporation, Service, Insurance and CNIC had no employees at December 31, 2009.

Executive Officers of the Registrant

The executive officers of the Corporation and a brief description of their principal employment during the last five years are listed below:

Name and Title	Age	Five-Year Experience
L. F. Mallory, Jr. Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence	67	Chairman and Chief Executive Officer, Cadence Financial Corporation and Cadence, since 1993

Mark A. Abernathy President and Chief Operating Officer and Chairman of Executive Committee, Cadence Financial Corporation and Cadence	53	President and Chief Operating Officer, Cadence Financial Corporation and Cadence, since 1997; Chairman of Executive Committee, Cadence Financial Corporation and Cadence, since 2006

Richard T. Haston Executive Vice President, Chief Financial Officer, Secretary and Treasurer, Cadence Financial Corporation; Executive Vice President, Chief Financial Officer, and Secretary, Cadence	63	Executive Vice President, Chief Financial Officer, Secretary and Treasurer, Cadence Financial Corporation, since May 2008; Executive Vice President, Chief Financial Officer, and Assistant Secretary, Cadence Financial Corporation, from July 2005 - May 2008; Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, Cadence Financial Corporation, from January 1997 - July 2005; Executive Vice President, Chief Financial Officer, and Secretary, Cadence, since May 2008; Executive Vice President and Chief Financial Officer, Cadence, from 1996 - May 2008

John R. Davis Vice President, Cadence Financial Corporation; Executive Vice President and Manager of Consumer Financial Services, Cadence	54	Vice President, Cadence Financial Corporation, since January 1999; Executive Vice President and Manager of Consumer Financial Services, Cadence, since December 2005; Senior Vice President and Trust Officer, Cadence, from January 1999 - December 2005

Officers of the Corporation are elected annually by the Board of Directors at its January meeting and serve at the discretion of the Board of Directors.

ITEM 1A - RISK FACTORS

There are many risks and uncertainties related to the Corporation’s business that may adversely affect our business operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely affect our business operations. Any of the following risks could negatively impact our business, results of operations and financial condition. The risks discussed below also include forward-looking statements, and actual results may differ materially from those discussed. See “Forward-Looking Statements” above.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OCC, the Federal Reserve, the FDIC, and to a limited degree, the regulators in the states in which our branches are located. Our compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. As further discussed below, we are also subject to capitalization guidelines established by our regulators, which require us to maintain certain levels of capital to support our business.

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

As of September 30, 2009, and December 31, 2009, in connection with such agreement, we did not meet certain capital ratios that were imposed upon Cadence by the OCC, although management believes we complied in all other material respects with such agreement. As a result of not meeting such capital ratios, the OCC has broad authority to take additional adverse actions against both the Corporation and Cadence. For more information see – “We are required to maintain high capital levels” below.

We are required to maintain high capital levels.

As previously disclosed, the OCC has required Cadence to achieve as of September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. These capital ratios are higher than the regulatory capital ratios required to meet “well-capitalized” standards in a stable economy. As of September 30, 2009, and December 31, 2009, Cadence had a Tier 1 leverage ratio of 5.9% and 6.0%, respectively, and a total risk-based capital ratio of 10.1% and 10.2%, respectively, and, therefore, was not in compliance with the OCC’s mandated capital ratios. Because Cadence is not in compliance with the written agreement with the OCC, the OCC has available a broad range of adverse actions, including imposing a consent order and taking control of Cadence. Management has been taking action and implementing programs to comply with the requirements of the OCC and believes that it has complied in all material respects with the agreement with the OCC with the exception of such ratios. The OCC may determine, however, in its sole discretion, to take additional enforcement action as discussed above, any of which could further limit the Corporation’s and Cadence’s businesses and negatively affect their ability to implement their business plan, the Corporation’s ability to pay dividends on its common stock and preferred stock, the value of the Corporation’s common stock and preferred stock, and the financial condition and results of operations of both the Corporation and Cadence.

Our loan portfolio is highly concentrated in commercial real estate in certain geographic areas.

Commercial real estate and farm loans totaled $612.7 million as of December 31, 2009. Additionally, construction and development loans totaled $166.2 million as of December 31, 2009. Our construction and development loan portfolio includes residential and non-residential construction and development loans. Our residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. Our non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings, hotels, and other non-residential commercial properties. Our commercial real estate and farm loan portfolio consists primarily of loans secured by office buildings, retail centers, warehouses, farm land and other commercial properties located primarily in our Mississippi, Memphis, Florida, Tuscaloosa, and Nashville market areas. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

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

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, our Board of Directors and the OCC periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. There can be no assurance that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.

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

Under the terms of the CPP, the U.S. Treasury has imposed specified standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds any equity or warrants issued pursuant to the CPP. These standards generally apply to our chief executive officer, chief financial officer, chief operating officer, and the two next most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten our value;

•	required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibition on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Under the ARRA, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Those restrictions, and any future restrictions on executive compensation that may be adopted, could adversely affect our ability to hire and retain senior executive officers.

Competition in the banking industry is intense and may adversely affect our profitability.

The banking business is highly competitive, and we experience competition from many other financial institutions in our markets. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other regional, super-regional, national and international financial institutions that operate offices in our markets and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints, and some have lower cost structures. In recent years, competition has intensified as a result of consolidation efforts. During 2009, competition continued to intensify as the challenges of the liquidity crises and market disruption led to further redistribution of deposits and certain banking assets to stronger and larger financial institutions. We expect this trend to continue. The competitive landscape was also affected by the conversion of traditional investment banks to bank holding companies during the liquidity crises due to the access it provides to government-sponsored sources of liquidity.

We compete with these institutions both in attracting deposits and in making loans. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. We have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. We may face a competitive disadvantage as a result of our smaller size and inability to spread our marketing costs across a broader market. Our ability to compete successfully depends on a number of factors, including, among other things, concentrating our marketing efforts in our communities with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local clients. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which could materially and adversely affect our financial condition and results of operations.

Operating results may require us to raise additional capital, but that capital may not be available or may be dilutive.

As part of an agreement entered into with the OCC in April 2009, Cadence was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of December 31, 2009, Cadence had a Tier 1 leverage ratio of 6.0% and a total risk-based capital ratio of 10.2%. As a result of our 2009 losses and Cadence’s requirement for additional capital to meet these higher ratios, we have a need to raise additional capital. We are currently seeking to raise this capital through all available sources, including public or private equity offerings. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we could be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. Any additional capital that we generate in the future, whether through exchange offers, underwritten offerings of common stock, or other public or private transactions, would be dilutive to our common shareholders and may reduce the market price of our common stock. Our inability to raise capital could materially and adversely affect our business, financial condition, or results of operations.

Liquidity needs could adversely affect our results of operations and financial condition.

Cadence’s primary sources of funds are client deposits, maturing or called securities and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to clients on alternative investments, financial condition or regulatory status of Cadence, actions by the OCC and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank (“FHLB”) advances, federal funds lines of credit from correspondent banks, and the Federal Reserve discount window.

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

The preferred stock sold to the U. S. Treasury may impact net income available to our common shareholders, and the warrant may be dilutive to our common shareholders.

On January 9, 2009, we completed the sale of $44 million of non-voting preferred stock to the U. S. Treasury under the CPP. These senior preferred shares pay a cumulative annual dividend at a 5% rate for the first five years and will reset to a rate of 9% after five years if not redeemed by us prior to that time. In connection with the issuance of the senior preferred shares, we also issued to the U. S. Treasury a warrant to purchase our common stock up to a maximum of 15% of the senior preferred amount, or $6.6 million. Such capital has increased our equity and the number of dilutive outstanding common shares. In addition, the dividends declared and the accretion of discount on the senior preferred shares reduces the net income available to our common shareholders and earnings per common share. The senior preferred shares will also receive preferential treatment in the event of our liquidation, dissolution or winding up. Additionally, the ownership interest of our existing common shareholders will be diluted to the extent the warrant we issued to the U. S. Treasury is exercised.

We may not be permitted to repurchase the U. S. Treasury’s CPP investment if and when we request approval to do so.

While it is our plan to repurchase the securities sold to the U. S. Treasury, in whole or in part, as soon as is practicable, we must establish to our regulators’ satisfaction that we have satisfied all of the conditions to repurchase and must obtain the approval of the Federal Reserve and the U. S. Treasury. There can be no assurance that we will be able to repurchase the U. S. Treasury’s investment in our non-voting preferred stock. In addition to limiting our ability to return capital to our shareholders, the U. S. Treasury’s investment could limit our ability to retain key executives and other key employees, and limit our ability to develop business opportunities.

If we are unable to repurchase the U. S. Treasury’s investment after five years, the cost of this capital will increase substantially.

If we are unable to redeem the senior preferred shares sold to the U. S. Treasury prior to January 9, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the senior preferred shares could have a material negative effect on our liquidity.

We face litigation and legal liability risks.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations and other litigation arising in connection with our activities. Threatened legal actions could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. We maintain reserves for certain claims if deemed appropriate based upon our assessment of the claims. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services, as well as impact customer demand for those products and services. Any financial liability for which we have not adequately maintained reserves, and/or any reputation damage from such claims and legal actions, could materially and adversely affect our business, financial condition or results of operations.

Actions of the U.S. Treasury, the Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets may not achieve the intended effect.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act in response to the current crisis in the financial sector and on February 17, 2009, President Obama signed into law the ARRA. The U.S. Treasury and banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or the ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

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

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. Additionally, the Emergency Economic Stabilization Act temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009, which was extended to December 13, 2013 on May 20, 2009. These developments will cause the premiums assessed on us by the FDIC to increase and materially increase other expenses. Our FDIC insurance related costs totaled approximately $4.3 million for 2009. We anticipate that 2010 costs will remain high and are unable to predict the impact of FDIC insurance costs in future periods if the economic crisis continues.

We are a bank holding company and depend on our subsidiaries for dividends, distributions and other payments.

The Corporation is a company separate and apart from Cadence, and we must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by Cadence. Cadence’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our subsidiaries that are regulated by various regulatory authorities. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the OCC is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At December 31, 2009, without approval from the OCC, Cadence does not have the ability to pay dividends to the Corporation. The Federal Reserve has issued policy statements generally requiring insured banks and bank holding companies to pay dividends only out of current operating earnings.

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

We had net deferred tax assets of $31.1 million as of December 31, 2009. We established a valuation allowance of $601,000 relating to our state operating loss carryforwards as of December 31, 2009. We have not established a valuation allowance against our federal net deferred tax assets because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to adjust our valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

At December 31, 2009, Cadence’s properties consisted of 38 full-service bank branches (including the main office in Starkville, Mississippi), of which 30 are owned premises and 8 are leased from third parties. Cadence also owns two operations centers in Starkville, Mississippi and Memphis, Tennessee. The Corporation, Service, Insurance and CNIC did not own or lease any properties at December 31, 2009.

In the opinion of management, all properties are in good condition and are adequate to meet the needs of the communities they serve.

ITEM 3 - LEGAL PROCEEDINGS

In the normal course of business, the Corporation and its subsidiaries from time to time are involved in legal proceedings. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that there are no pending proceedings to which either the Corporation or any of its subsidiaries are a party that upon resolution are expected to have a material adverse effect upon the Corporation’s or its subsidiaries’ financial condition or results of operations.

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common stock market prices for the year ended December 31, 2009 are included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption, “Market Information.”

Number of Security Holders

The Corporation had 2,379 security holders of record as of December 31, 2009.

Dividends

Dividends on common stock were declared quarterly in 2008 and the first quarter of 2009, and totaled as follows. On May 5, 2009, the Corporation’s Board of Directors voted to suspend paying cash dividends on common stock until further notice.

	(In Thousands)
	For the Twelve Months Ended
	December 31,
	2009	2008
Dividends declared, $0.05 per share	$595	$—
Dividends declared, $0.60 per share	$—	$7,144

Effective January 9, 2009, and continuing for so long as any preferred stock issued under the CPP remains outstanding, the Corporation is prohibited, without the consent of the U. S. Treasury, from increasing dividends on its common stock.

Performance Graph

The Securities and Exchange Commission requires that the Corporation include in its annual report on Form 10-K a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a performance indicator of the overall stock market and either a nationally recognized industry standard or an index of peer companies selected by the Corporation. The broad market index used in the graph is the NASDAQ Market Index. The Corporation has used Hemscott Industry Group 413 – Regional-Southeast Banks as its peer group index in previous years but has elected to use the SNL Southeast Bank Index as its peer group index for 2009 and future years. Thus, both peer indices are presented below. The Corporation has chosen to include the NASDAQ Bank Index as additional comparison.

The graph assumes that $100 was invested in shares of the relevant issuers on December 31, 2004, and all dividends were immediately invested in additional shares. The value of the initial $100 investment is shown at one-year intervals, for a five-year period ending December 31, 2009. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization.

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$61,802	$81,533	$99,591	$74,182	$53,035
Interest and dividends on securities	18,320	20,832	21,552	21,500	19,480
Other interest income	357	358	809	1,152	577

Total interest income	80,479	102,723	121,952	96,834	73,092
Interest expense	35,047	47,330	64,845	46,512	27,970

Net interest income	45,432	55,393	57,107	50,322	45,122
Provision for loan losses	79,328	28,599	8,130	1,656	2,128

Net interest income (loss) after provision for loan losses	(33,896)	26,794	48,977	48,666	42,994

Service charges on deposit accounts	8,375	9,133	9,295	8,878	7,952
Other income	12,328	8,829	3,190	6,683	7,428

Total noninterest income	20,703	17,962	12,485	15,561	15,380

Salaries and employee benefits	27,176	27,142	27,283	25,711	21,896
Occupancy and equipment expense	7,659	7,607	7,962	6,464	5,891
Other expenses	92,093	19,092	14,476	13,645	13,183

Total noninterest expenses	126,928	53,841	49,721	45,820	40,970

Income (loss) from continuing operations, before income taxes	(140,121)	(9,085)	11,741	18,407	17,404
Income tax expense (benefit)	(30,130)	(5,303)	2,458	4,719	4,176

Net income (loss) from continuing operations	$(109,991)	$(3,782)	$9,283	$13,688	$13,228

PER SHARE DATA
Net income (loss) from continuing operations - basic	$(9.23)	$(0.32)	$0.78	$1.33	$1.62
Net income (loss) from continuing operations - diluted	(9.23)	(0.32)	0.78	1.33	1.62
Dividends	0.05	0.60	1.00	1.00	0.98
FINANCIAL DATA
Total assets	$1,844,455	$1,979,269	$1,984,155	$1,899,948	$1,446,117
Net loans	1,048,055	1,307,599	1,322,921	1,210,710	851,332
Total deposits	1,499,810	1,461,159	1,425,566	1,460,523	1,121,684
Long-term obligations (1)	115,928	181,431	94,284	110,832	126,779
Total shareholders’ equity	119,754	185,565	194,370	191,265	116,984

(1)	Long-term obligations are defined as those obligations with maturities in excess of one year. The Corporation’s long-term obligations consist of certain term repurchase agreements (included in the “Federal funds purchased and securities sold under agreements to repurchase” caption on our consolidated balance sheets), subordinated debentures, and certain Federal Home Loan Bank borrowings (included in the “Other borrowed funds” caption on our consolidated balance sheets).

SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. Average balance sheets (consolidated):

The following table presents, for the years indicated, condensed daily average balance sheet information.

	(In Thousands)
	2009	2008	2007
Assets:
Cash and due from banks	$25,967	$38,836	$46,604
Securities:
Taxable	369,295	325,761	333,481
Tax-exempt	56,965	110,691	104,995

Total securities	426,260	436,452	438,476

Federal funds sold and other interest-bearing assets	160,353	17,774	17,444
Loans	1,237,411	1,350,870	1,284,762
Less allowance for loan losses	37,826	14,126	12,641

Net loans	1,199,585	1,336,744	1,272,121
Other assets	117,139	161,429	153,974

Total Assets	$1,929,304	$1,991,235	$1,928,619

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$176,370	$180,286	$175,196
Interest-bearing	1,328,433	1,238,156	1,248,812

Total deposits	1,504,803	1,418,442	1,424,008
Federal funds purchased and securities sold under agreements to repurchase	88,749	104,334	95,406
Borrowed funds	184,840	266,024	197,681
Other liabilities	10,573	11,921	19,663

Total liabilities	1,788,965	1,800,721	1,736,758

Shareholders’ equity	140,339	190,514	191,861

Total Liabilities and Shareholders’ Equity	$1,929,304	$1,991,235	$1,928,619

B. Analysis of Net Interest Earnings

The table below shows, for the periods indicated, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on interest-earning assets:

	(In Thousands) Average Balance
	2009	2008	2007
EARNING ASSETS
Loans	$1,237,411	$1,350,870	$1,284,762
Federal funds sold and other interest-bearing assets	160,353	17,774	17,444
Securities:
Taxable	369,295	325,761	333,481
Tax-exempt	56,965	110,691	104,995

Totals	1,824,024	1,805,096	1,740,682

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	1,328,433	1,238,156	1,248,812
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	273,589	370,358	293,087

Totals	1,602,022	1,608,514	1,541,899

Net Amounts	$222,002	$196,582	$198,783

	($ In Thousands) Income/Expense			Yields Earned And Rates Paid (%)
	2009	2008	2007	2009	2008	2007
EARNING ASSETS
Loans	$61,802	$81,533	$99,591	4.99	6.04	7.75
Federal funds sold and other interest-bearing assets	357	358	809	0.22	2.00	4.64
Securities:
Taxable	16,026	16,296	17,173	4.34	5.00	5.15
Tax-exempt	2,294	4,536	4,379	4.03	4.10	4.17

Totals	80,479	102,723	121,952	4.41	5.68	7.01

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	27,656	35,682	49,945	2.08	2.88	4.00
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	7,391	11,648	14,900	2.70	3.15	5.08

Totals	35,047	47,330	64,845	2.19	2.94	4.21

Net interest income	$45,432	$55,393	$57,107

Net yield on earning assets				2.49	3.07	3.28

(1)	Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

(2)	For the purpose of these computations, nonaccruing loans are included in the average loan balances outstanding.

(3)	Interest income on loans includes related fees.

C. Increase (Decrease) in Interest Income and Interest Expense

The following table analyzes the year-to-year changes in both the rate and volume components of net interest income at December 31:

	(In Thousands) 2009 Over 2008 Change Due To:			(In Thousands) 2008 Over 2007 Change Due To:
	Total	Rate	Volume	Total	Rate	Volume
EARNING ASSETS
Loans	$(19,731)	$(13,304)	$(6,427)	$(18,058)	$(23,550)	$5,492
Federal funds sold and other interest-bearing assets	(135)	22	(157)	(478)	(604)	126
Securities:
Taxable	(270)	75,864	(76,134)	(877)	(398)	(479)
Tax-exempt	(2,242)	(76)	(2,166)	157	(70)	227

Totals	$(22,378)	$62,506	$(84,884)	$(19,256)	$(24,622)	$5,366

INTEREST-BEARING LIABILITIES
Interest-bearing deposits	$(8,026)	$(10,882)	$2,856	$(14,263)	$(13,841)	$(422)
Interest on borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(4,257)	(1,505)	(2,752)	(3,252)	(10,625)	7,373

Totals	$(12,283)	$(12,387)	$104	$(17,515)	$(24,466)	$6,951

(1)	Change in volume is the change in volume times the previous year’s rate.

(2)	Change in rate is the change in rate times the previous year’s balance.

(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

II. INVESTMENT PORTFOLIO

A. The following tables present the book values of securities as of the dates indicated:

	(In Thousands) December 31,
	2009	2008	2007
U. S. Treasury	$321	$326	$300
U. S. Government agencies and mortgage-backed securities	266,195	310,615	311,459
States and political subdivisions	30,791	107,804	113,048
Other	48,756	17,684	18,284

Total book value	$346,063	$436,429	$443,091

B. The following table sets forth the maturities of investment and mortgage-backed securities (carrying values) at December 31, 2009, and the weighted-average yield of such securities:

	($ In Thousands) Weighted-Average Yield
	0 - 1 Year	Yield (%)	1 - 5 Years	Yield (%)	5-10 Years	Yield (%)

Securities:
U. S. Treasury	$212	2.59%	$109	3.80%	$—	—
U. S. Government agencies	2,058	4.79%	6,970	4.11%	5,707	3.59%
Nontaxable municipals	—	—	184	6.48%	2,505	6.13%
Taxable municipals	41	4.25%	202	4.81%	7,844	5.35%
Other	—	—	300	7.11%	—	—

Total	$2,311		$7,765		$16,056

	10+ Years	Yield (%)

U. S. Government agencies	$24,173	3.42%
Nontaxable municipals	1,000	9.73%
Taxable municipals	19,015	5.74%
Other	48,456	3.91%

Total	$92,644

	Book Value	Yield (%)
Mortgage-backed securities	$227,287	4.82%

NOTE: Interest and yields on tax-exempt obligations are on a taxable equivalent basis, at the statutory rate of 38.25%.

Average yield on floating rate securities was determined using the current yield.

Table includes securities classified as available-for-sale and held-to-maturity at carrying values.

All mortgage-backed securities are backed by U. S. Government agencies.

C.	Investment securities in excess of 10% of shareholders’ equity.

At December 31, 2009, there were no securities from any issuers in excess of 10% of shareholders’ equity that were not securities of the U. S. Government or U. S. Government agencies or corporations.

III. LOAN PORTFOLIO

A.	Type of loans

The amount of loans outstanding by type at the indicated dates are shown in the following table:

	(In Thousands) December 31,
Type	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$204,862	$244,213	$265,707	$257,661	$209,017
Real estate - construction	166,212	351,935	431,814	347,568	143,729
Real estate - mortgage	690,678	684,827	586,909	559,604	457,453
Installment loans to individuals	21,133	32,388	37,121	38,833	40,825
Other	8,592	14,966	16,296	19,280	9,620

Total loans	$1,091,477	$1,328,329	$1,337,847	$1,222,946	$860,644

B.	Maturities and sensitivities of loans to changes in interest rates

The following table sets forth as of December 31, 2009, the amount of loans due in the periods indicated:

	(In Thousands)
Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$117,542	$83,388	$3,932	$204,862
Real estate - construction	125,696	39,467	1,049	166,212

	$243,238	$122,855	$4,981	$371,074

Type	Due Within 1 Year	Due After 1 Year Through 5 Years	Due After 5 Years	Total
Loans with:
Predetermined interest rates	$180,863	$112,621	$4,981	$298,465
Floating interest rates	62,375	10,234	—	72,609

	$243,238	$122,855	$4,981	$371,074

C.	Non-performing loans

1.	The following table states the aggregate amount of loans that were non-performing on the dates indicated:

	(In Thousands) December 31,
Type	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis	$41,096	$23,761	$3,460	$1,435	$498
Accruing loans past due 90 days or more	5,582	3,467	5,493	1,146	2,043
Renegotiated “troubled” debt	23,505	4,397	180	151	73

2.	There were no loan concentrations in excess of 10% of total loans at December 31, 2009. However, lending activities are affected by the economic trends within the areas served by the Corporation and its subsidiaries. These economic trends, in turn, can be influenced by the areas’ larger employers and industries, such as Mississippi State University and Columbus Air Force Base in Mississippi; University of Alabama and Mercedes-Benz Automotive Plant in Alabama; Federal Express and Auto Zone in Tennessee; and the tourism industry in Florida.

3.	There were no outstanding foreign loans at December 31, 2009.

4.	Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the table above do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Corporation or the Bank, or their future operating results, liquidity or capital resources.

5.	If all nonaccrual loans had been current throughout their terms, management estimates that interest income would have increased by approximately $3.5 million for the year ended December 31, 2009.

6.	Management stringently monitors loans that are classified as non-performing. Non-performing loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (a) the classification of a loan as non-accrual internally or by regulatory examiners, (b) delinquency on principal for 90 days or more unless management is in the process of collection, (c) a balance remains after repossession of collateral, (d) notification of bankruptcy, or (e) management judges that non-accrual status is appropriate.

7.	At December 31, 2009, the recorded investment in loans identified as impaired totaled approximately $67.8 million. The allowance for loan losses related to these loans approximated $11.4 million. The average recorded investment in impaired loans during the year ended December 31, 2009, was $72.4 million. For the year ended December 31, 2009, management estimates that the amount of income recognized on impaired loans was approximately $1.7 million.

D.	Other interest-bearing assets

There	were no other interest-bearing non-performing assets at December 31, 2009.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table shows changes in the Corporation’s allowance for loan losses for the periods indicated:

	($ In Thousands) Years Ended December 31,
	2009	2008	2007	2006	2005
Beginning balance	$20,730	$14,926	$12,236	$9,312	$10,914
Allowance of acquired entity	—	—	—	3,116	—

	20,730	14,926	12,236	12,428	10,914
Charge-offs:
Domestic:
Commercial, financial and agricultural	(8,143)	(1,582)	(2,547)	(749)	(1,320)
Real estate	(49,944)	(21,000)	(2,952)	(526)	(1,373)
Installment loans and other	(755)	(1,339)	(1,999)	(1,358)	(1,927)

Total charge-offs	(58,842)	(23,921)	(7,498)	(2,633)	(4,620)

Recoveries:
Domestic:
Commercial, financial and agricultural	1,224	379	408	259	52
Real estate	695	322	1,171	119	348
Installment loans and other	287	425	479	407	490

Total recoveries	2,206	1,126	2,058	785	890

Net charge-offs	(56,636)	(22,795)	(5,440)	(1,848)	(3,730)

Provision charged to operations	79,328	28,599	8,130	1,656	2,128

Ending balance	$43,422	$20,730	$14,926	$12,236	$9,312

Ratio of net charge-offs to average loans outstanding	4.58	1.69	0.42	0.19	0.46

Estimated charge-offs in 2010 are as follows: commercial, financial and agricultural - $2.5 million; real estate - $21.0 million; and installment loans and other - $1.0 million.

The following table indicates the ratio of allowance for loan losses to loans outstanding at year-end:

	December 31,
	2009	2008	2007	2006	2005
Ratio of allowance for loan losses to loans outstanding at year end	3.98	1.56	1.12	1.00	1.08

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

	2009		2008		2007
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$67,785	$11,407	$59,664	$10,075	$23,824	$4,396
Pooled loans	1,023,692	29,275	1,268,665	6,655	1,314,023	5,668
Unallocated component	—	2,740	—	4,000	—	4,862

Totals	$1,091,477	$43,422	$1,328,329	$20,730	$1,337,847	$14,926

			2006		2005
(In thousands)			Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans			$13,577	$2,113	$10,544	$1,293
Pooled loans			1,209,369	7,603	850,100	6,435
Unallocated component			—	2,520	—	1,584

Totals			$1,222,946	$12,236	$860,644	$9,312

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

Real Estate Loans

The Bank originates loans secured by commercial real estate, one-to-four family residential properties, and multi-family dwelling units (5 or more units). At December 31, 2009, these loans totaled $793.6 million, or approximately 73% of the Bank’s loan portfolio.

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

Consumer and Other Loans

Cadence offers consumer loans in the form of home improvement loans, mobile home loans, automobile loans and unsecured personal loans. These loans totaled $20.2 million, or 2% of total loans, at December 31, 2009. Consumer loans are originated in order to provide a wide range of financial services to customers.

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

The Bank makes commercial business loans on both a secured and unsecured basis with terms generally not exceeding five years. Non-real estate commercial loans primarily consist of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans. A personal guaranty of payment by the principals of any borrowing entity is often required and the financial statements and income tax returns of the entity and its guarantors are reviewed. At December 31, 2009, commercial business loans represented $185.5 million, or approximately 17%, of the Bank’s total loan portfolio.

V. DEPOSITS

	($ In Thousands)
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
A. Average deposits:
Domestic:
Noninterest-bearing	$176,370	—	$177,670	—	$175,196	—
Interest-bearing demand (1)	562,253	1.15%	526,918	1.80%	489,136	2.95%
Savings	43,887	0.43%	40,261	0.58%	42,310	0.78%
Time	722,293	2.91%	670,977	3.87%	717,366	4.91%
Foreign	N/A		N/A		N/A

Total	$1,504,803		$1,415,826		$1,424,008

(1)	Includes Money Market accounts

B.	Other categories - None

C.	Foreign deposits - Not applicable

D.	Time certificates of deposit of $100,000 or more and maturities at December 31, 2009:

	(In Thousands)
	Total	3 Months or Less	3 Months Through 6 Months	6 Months Through 12 Months	Over 12 Months
Time certificates of deposit of $100,000 or more	$374,351	$102,099	$67,275	$147,185	$57,792

E.	Foreign office time deposits of $100,000 or more - Not applicable

VI. RETURN ON EQUITY AND ASSETS

The following financial ratios are presented for analytical purposes:

	December 31,
	2009	2008	2007
Return on assets (net income divided by total average assets)	(5.8)%	(0.2)%	0.5%
Return on equity (net income divided by average equity)	(80.0)	(1.8)	5.1
Dividend payout ratio (dividends per share divided by basicnet income per share)	* *	* *	122.0
Equity to asset ratio (average equity divided by average total assets)	7.3	9.6	9.9

** For the years ended December 31, 2009 and 2008, dividends paid exceeded net income.

VII. SHORT-TERM BORROWINGS

	($ In Thousands)
	2009	2008	2007
Balance at year end	$37,432	$48,527	$57,060
Weighted average interest rate at year end	0.96%	0.92%	3.40%
Maximum amount outstanding at any month end for the year	$42,283	$75,068	$57,060
Average amount outstanding during the year	38,749	54,334	45,406
Weighted average interest rate during the year	0.98%	1.81%	3.58%

Note: Short–term borrowings include federal funds purchased and securities sold under agreements to repurchase (excluding certain term repurchase agreements).

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of the financial condition, changes in financial condition and results of operations of the Corporation. You should read this discussion in conjunction with the Consolidated Financial Statements, including the notes thereto, and the Supplemental Financial Data included elsewhere in this report.

Introduction and Management Overview

The Corporation is a bank holding company that owns Cadence. Cadence operates in the states of Mississippi, Alabama, Tennessee, Florida and Georgia. Cadence’s primary business is providing traditional commercial and retail banking services to customers. Cadence also provides other financial services, including trust services, mortgages and investment products. Our stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol of “CADE”.

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

Noninterest income includes fees from service charges on deposit accounts, trust, investment activities and other customer services which Cadence provides. Results of operations are also affected by the provision for loan losses and noninterest expenses such as salaries, employee benefits, occupancy and other operating expenses, including taxes.

Economic conditions, competition, the regulatory environment, and the monetary and fiscal policies of the federal government in general, significantly affect financial institutions, including Cadence. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition among financial institutions, customer preferences, interest rate conditions, employment levels, prevailing market rates on competing products in Cadence’s market areas, and the general state of the economy in our market areas.

Summary of Year Ended December 31, 2009

Participation in CPP. In January 2009, we sold 44,000 shares of non-voting Series A preferred stock, for an aggregate purchase price of $44.0 million, and issued a warrant to purchase up to 1,145,833 shares of our common stock to the U.S. Treasury under the CPP.

Sale of Assets and Liabilities of GCM. On August 31, 2009, we completed the disposition of the assets used in and liabilities arising from GCM’s operations to four limited liability companies established by former owners and employees of GCM. The total purchase price of the assets sold, net of liabilities assumed, was approximately $5.5 million. For the year ended December 31, 2009, we recognized a gain of approximately $613,000 on this transaction.

Net Interest Income. Our net interest income declined from $55.4 million in 2008 to $45.4 million in 2009. For 2009, our net interest margin was 2.49%, compared to 3.07% for 2008. Our loan yields declined by 105 basis points between 2008 and 2009, partly due to the 400 basis point reduction in the federal funds rate during 2008. Our yield on earning assets declined by 127 basis points between 2008 and 2009, but was offset slightly by a 1.0% increase in average earning assets.

Provision for Loan Losses. Our provision for loan losses was $79.3 million for 2009, as compared to $28.6 million for 2008. We incurred $56.6 million in net charge-offs in 2009, compared to $22.8 million in 2008. Also, we significantly increased our allowance for loan losses during 2009. Our allowance for loan losses was $43.4 million at December 31, 2009, compared with our allowance for loan losses at December 31, 2008 of $20.7 million. We have experienced an increase in non-performing loans, mostly due to real estate construction and development loans. During 2009, we had increased weakness in our Middle Tennessee market.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, remained relatively unchanged from 2008 to 2009.

Other Expense (Noninterest Expense). During 2009, total noninterest expenses increased by $73.1 million, compared to 2008. Included in this increase is a $66.5 million impairment loss on goodwill. The remaining $6.6 million increase resulted primarily from increases in FDIC insurance premiums, increased expenses relating to other real estate owned (“OREO”), a loss on early extinguishment of debt, and expenses associated with our efforts to raise capital that were suspended during the third quarter.

Net Income/(Loss). For 2009, we reported a net loss applicable to common shareholders of $112.2 million, or $(9.42) per common share, compared to a net loss of $3.4 million, or $(0.28) per common share, for 2008.

Loan Portfolio. As of December 31, 2009, our loan portfolio was $1.091 billion, distributed among commercial real estate loans, commercial and industrial loans, 1-4 family mortgages and consumer loans. As of December 31, 2009, our loan portfolio was composed of approximately 57.0% variable rate loans and 43.0% fixed rate loans. Beginning in the third quarter of 2008, we made a concerted effort to reduce our concentration in commercial real estate loans, particularly residential construction and development loans, which typically have higher yields but also higher risk. Overall, our average loan balances declined by approximately $113.5 million, or 8.4%, from 2008 to 2009, from $1.351 billion for 2008 to $1.237 billion for 2009.

Investment Portfolio. The average balance of our investment portfolio was $426.3 million for 2009, compared to $436.5 million for 2008, representing a decrease of $10.2 million, or 2.3%. However, our yield on securities declined by 47 basis points to 4.30% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from 2008 to 2009, from $17.8 million to $160.4 million. This variance resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets declined from 2.00% for 2008 to 0.22% for 2009, which negatively affected our overall yield on earning assets.

Deposits. Our overall cost of funds declined by 75 basis points between 2008 and 2009. Average interest-bearing deposits increased 7.3% to $1.328 billion for 2009, compared to $1.238 billion for 2008, somewhat offset by a decline of $96.8 million, or 26.1%, in average borrowed funds.

During the first quarter of 2009, we accumulated an additional $166 million in deposits. During the third quarter of 2009, we used a portion of those funds to repay FHLB borrowings. Also, during the third quarter of 2009, we evaluated our investment portfolio and determined that we were not receiving the full tax benefit of holding tax-exempt securities, due to the losses being generated from operations. Thus, with the approval of the Board of Directors, we sold most of those securities and invested the proceeds into taxable securities to generate higher levels of taxable income. The funds remaining from our investment portfolio transactions and our accumulation of deposits were held at December 31, 2009, in our Federal Reserve account.

Outlook for 2010

Our most significant challenges for 2010 are credit quality and raising capital. We have taken an aggressive stance in addressing credit issues in our loan portfolio to minimize future risks. We have increased our focus on underwriting standards and have revamped our loan policy. We also have a special assets team in place to manage workout situations and to assist in the timely disposition of defaulted assets. Our management information systems relating to loan concentrations provide us with current and detailed information about the status of the loans in our portfolio. We feel that these steps place us in the best position possible to manage credit quality; however, credit quality will remain an issue as long as current economic trends, including increasing unemployment rates and declining real estate prices, continue.

We expect our loan portfolio balance to decline slightly during the first part of 2010, as we continue to reduce our lending exposure to commercial real estate loans and face the challenges of the current economic environment. Currently, we expect that interest rates will remain flat for at least the first two quarters of 2010. We based our 2010 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We also expect our wholesale borrowing costs to continue to decline in 2010. We intend to use our excess liquidity to absorb maturing wholesale liabilities to reduce interest expense.

As part of an agreement entered into with the OCC in April 2009, the Bank was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of December 31, 2009, the Bank had a Tier 1 leverage ratio of 6.0% and a total risk-based capital ratio of 10.2%. As a result of our 2009 losses and the Bank’s requirement for additional capital to meet these higher ratios, we have a need to raise additional capital. We are currently seeking to raise this capital through all available sources, including public or private equity offerings. It is difficult in the current economic environment for financial institutions to raise capital; however, we will continue our efforts to raise capital and meet the required capital ratios during our 2010 fiscal year. Any capital raise that would exceed NASDAQ guidelines would require prior shareholder approval.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our franchise. We have commissioned an earnings improvement project, which is currently in process, to look aggressively at reducing our overhead expenses during 2010 and forward. We continue to leverage the investments in infrastructure that we have made over the past few years and believe that they will continue to have a positive impact on our costs going forward. Reducing our efficiency ratio remains a key objective. However, our noninterest expenses for 2010 will continue to be negatively affected by significant FDIC insurance premiums and costs associated with OREO.

We remain focused on our strategy to build future earnings and understand that improved asset quality and margin growth are the keys to achieving that strategy. We are managing our credit problems aggressively and refining our risk management processes in order to enhance our future earnings. Additionally, we plan to raise capital to meet our capital ratio requirements imposed by the OCC.

Critical Accounting Policies and Other Accounting Issues

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

Critical Accounting Policies

We believe that the areas of the financial statements that require the most difficult, subjective and complex judgments, and therefore contain the most critical accounting estimates, are as follows:

•	the provision for loan losses and the resulting allowance for loan losses;

•	the liability and expense relating to our pension and other postretirement benefit plans;

•	issues relating to other-than-temporary impairment losses in the securities portfolio;

•	goodwill and other intangible assets; and

•	income taxes.

Provision/Allowance for Loan Losses. Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level that we believe is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within our control, such as changes in economic factors, could change subsequent to the reporting date and could cause our allowance for loan losses to be over or understated. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, we monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of the allowance for loan losses, our earnings could be adversely affected.

The allowance for loan losses represents management’s estimate of the amount necessary to provide for losses inherent in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, the allowance necessary to absorb loan losses is an estimate, based on management’s judgment, using the information available at the reporting date. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy.

The allowance for loan losses is comprised of the following three components: specific reserves, general reserves and unallocated reserves. Generally, all loans that are identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on our current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve and unallocated reserve calculations described below. Changes in specific reserves from period to period are the result in changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

We also maintain a general reserve for each loan type in the loan portfolio. Within each loan type, the portfolio is further segmented by risk ratings and by delinquency status. In determining the amount of the general reserve portion of our allowance for loan losses, we consider factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, the results of recent regulatory examinations and general economic conditions. Through the second quarter of 2009, general reserves for these loans were based upon three-year historical loss rates. Beginning in the third quarter of 2009, general reserves for these loans are based upon historical loss rates from the most recent three years (twelve quarters), with the more recent quarters receiving the most weight. Management believes that this method of weighting the latest quarters is more representative of the current economic cycle. We use this information to set the general reserve portion of the allowance for loan losses at a level we deem prudent.

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors, including general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of the allowance for loan losses was $2.7 million, or 6.3% of the total allowance, as of December 31, 2009, and $4.0 million, or 19.3% of the total allowance, as of December 31, 2008.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s executive committee and our full Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $43.4 million as of December 31, 2009, compared to $20.7 million as of December 31, 2008. This increase reflects further deterioration in our loan portfolio, due primarily to the lack of demand for residential housing, as well as an overall decline in the value of real estate. This also resulted in the significant increase in net charge-offs.

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

The defined benefit pension plan is the only plan that requires multiple assumptions to determine the liability under the plan. This plan has been frozen to new participants for several years. Management evaluates, reviews with the plan actuaries, and updates as appropriate the assumptions used in the determination of pension liability, including the discount rate, the expected rate of return on plan assets, and increases in future compensation. Actual experience that differs from the assumptions could have a significant effect on our financial position and results of operations. The discount rate and the expected rate of return on the plan assets have a significant impact on the actuarially computed present value of future benefits that is recorded on the financial statements as a liability, together with the corresponding pension expense.

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the appropriate discount rate, management, with the assistance of actuarial consultants, performs an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities). Based on the analysis, management used discount rates of 5.75% in 2007, 6.0% in 2008, and 6.25% in 2009. We used expected rates of return of 7.5% for 2007 and 2008, and 7.00% in 2009. From a historical perspective, the rates of return on the plan were 7.6% for 2007, (21.7%) for 2008, and 23.8% for 2009. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service (“IRS”) rules. As of December 31, 2009, the plan had a current accumulated benefit obligation of approximately $10.5 million, and plan assets with a fair value of approximately $12.1 million.

ASC Topic 715, “Compensation-Retirement Benefits,” requires us to recognize the funded status of the plan (defined as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. Detailed information on our pension plan and the related impacts of these changes on the amounts recorded in our financial statements can be found in Note M (Employee Benefits) of the Notes to Consolidated Financial Statements.

Other-Than-Temporary Impairment of Investment Securities. A third area that requires subjective and complex judgments on the part of management is the review of the investments in the investment portfolio for other-than-temporary impairments. ASC Topic 320, “Investments – Debt and Equity Securities,” requires us to review our investment portfolio and determine if it has impairment losses that are other-than-temporary. In making its determination, management considers the following items:

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

As of December 31, 2009, our investment portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

During the first quarter of 2007, we recognized a $5.1 million impairment loss relating to certain collateralized mortgage obligations and mortgage-backed securities.

Goodwill and Other Intangible Assets. ASC Topic 350, “Intangibles – Goodwill and Other,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment using a two-step approach. The first step is to determine whether impairment could exist. If the results of the first step of testing indicate that impairment does not exist, the test is complete. If the results of the first step indicate that impairment could exist, the second step of testing must be performed. We engaged an outside consulting firm to perform the appropriate testing. We completed our periodic impairment test in accordance with ASC Topic 350 as of September 30, 2008. Based on the results of the first step of testing, we concluded that no impairment writedown was warranted as of September 30, 2008.

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that we believed triggered an additional test of goodwill for impairment. These events included our results of operations for the three months ended March 31, 2009, the changes in credit quality of our loan portfolio, and the continued general decline in the economy. We engaged an outside consultant to perform this additional goodwill impairment testing. Due primarily to the decline in the market value of our stock and the decline in prices paid in comparable bank acquisition transactions between December 31, 2008 and March 31, 2009, the first step of the goodwill impairment test indicated that potential impairment existed and the second step of testing should be performed to determine the amount of impairment. In the second step of the test, our consolidated balance sheet was marked to market to determine the current fair value of the goodwill that should be recorded on the balance sheet. As a result of this testing, we concluded that our goodwill was fully impaired as of March 31, 2009, and we recognized a goodwill impairment charge of $66.8 million ($304,000 of which related to GCM Insurance) for the quarter ended March 31, 2009. This charge eliminated all goodwill previously reflected on our balance sheet.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. For additional information, see Note J (Income Taxes) of the Notes to Consolidated Financial Statements.

Other Accounting Issues

We own NBC Capital Corporation (MS) Statutory Trust I (the “Trust”), which was organized under the laws of the State of Connecticut for the purpose of issuing trust preferred securities (“TPSs”). In accordance with ASC Topic 810, “Consolidation,” the Trust, which is considered a variable interest entity, is not consolidated into our financial statements because the only activity of the variable interest entity is the issuance of TPSs.

Comparison of Results of Operations for the Years ended December 31, 2009, 2008 and 2007

Net Income/(Loss)

For 2009, we reported a net loss applicable to common shareholders of $112.2 million, or $(9.42) per common share, compared to a net loss of $3.4 million, or $(0.28) per common share, for 2008, and net income of $9.8 million, or $0.82 per common share, in 2007.

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

Net interest income decreased by $10.0 million, or 18.0%, from $55.4 million in 2008 to $45.4 million in 2009. For 2009, the net interest margin declined to 2.49%, compared to 3.07% for 2008.

Average earning assets increased from $1.81 billion in 2008 to $1.82 billion in 2009, an increase of $18.9 million, or 1.0%. This increase is due to an increase in federal funds sold and other interest-bearing assets, from $17.8 million in 2008 to $160.4 million in 2009, as we intentionally built liquidity by accumulating deposits and investing in short-term assets. The increase was offset somewhat by the $113.5 million decrease in average loan balances between 2008 and 2009 and a $10.2 million decline in average investment securities.

In analyzing the rate component of net interest income, from 2008 to 2009, we lost 127 basis points of yield on our earning assets. However, during this period, the cost of funds decreased by 75 basis points. Our loan portfolio, which is comprised of approximately 57.0% variable rate loans, reflected a yield decrease from 6.04% to 4.99% from 2008 to 2009. The yield on our investment securities portfolio also declined from 2008 to 2009, from 4.77% to 4.30%. However, our cost of deposits declined from 2.88% to 2.08%, and our cost of other borrowings declined from 3.15% to 2.70%.

Our loan yields and margin were also impacted by the reversal of interest income on loans that were placed on non-accrual status. During 2009, these reversals of interest income totaled $1,539,000, compared to $1,139,000 for 2008. This difference amounted to three basis points of yield on our loan portfolio and two basis points on our margin. We are continuing to reduce our exposure to commercial real estate loans, including residential construction and development loans, which typically have higher yields but also carry higher risk.

Net interest income decreased by $1.7 million, or 3.0%, from $57.1 million in 2007 to $55.4 million in 2008. Average earning assets increased from $1.74 billion in 2007 to $1.81 billion in 2008, an increase of $64.4 million, or 3.7%. During this period, the net interest margin declined to 3.07%, compared to 3.28% for 2007.

In analyzing the rate component of net interest income, from 2007 to 2008, we lost 133 basis points of yield on our earning assets. However, during this period, the cost of funds decreased by 127 basis points. Our loan portfolio reflected a yield decrease from 7.75% to 6.04% from 2007 to 2008, due to the 400 basis point reduction in interest rates in 2008. The yield on our investment securities portfolio also declined from 2007 to 2008, from 4.92% to 4.77%. However, our cost of deposits declined from 4.00% to 2.88%, and our cost of other borrowings declined from 5.08% to 3.15%.

The reversals of interest income on loans that were placed on non-accrual status also impacted our loan yields and margin. During 2008, these reversals of interest income totaled $1,139,000, compared to $461,000 for 2007. This difference amounted to five basis points of yield on our loan portfolio and four basis points on our margin.

The increase of $64.4 million in our average earning asset balances between 2007 and 2008 is attributable primarily to a $66.1 million increase in average loan balance. From 2007 to 2008, the average balance of interest-bearing deposits decreased by $10.7 million, and the average balance of other borrowings increased by $77.3 million.

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	($ in Thousands) Average Balance
	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$1,237,411	$1,350,870	$1,284,762
Federal funds sold and other interest-bearing assets	160,353	17,774	17,444
Securities:
Taxable	369,295	325,761	333,481
Tax-exempt	56,965	110,691	104,995

Totals	1,824,024	1,805,096	1,740,682

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,328,433	1,238,156	1,248,812
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	273,589	370,358	293,087

Totals	1,602,022	1,608,514	1,541,899

Net amounts	$222,002	$196,582	$198,783

	($ in Thousands) Interest For
	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	$61,802	$81,533	$99,591
Federal funds sold and other interest-bearing assets	357	358	809
Securities:
Taxable	16,026	16,296	17,173
Tax-exempt	2,294	4,536	4,379

Totals	80,479	102,723	121,952

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	27,656	35,682	49,945
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	7,391	11,648	14,900

Totals	35,047	47,330	64,845

Net amounts	$45,432	$55,393	$57,107

	Yields Earned And Rates Paid (%)
	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07
EARNING ASSETS:
Net loans	4.99	6.04	7.75
Federal funds sold and other interest-bearing assets	0.22	2.00	4.64
Securities:
Taxable	4.34	5.00	5.15
Tax-exempt	4.03	4.10	4.17

Totals	4.41	5.68	7.01

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	2.08	2.88	4.00
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.70	3.15	5.08

Totals	2.19	2.94	4.21

Net amounts	2.49	3.07	3.28

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	6.20	6.31	6.42

Total earning assets	4.48	5.83	7.14

Net yield on earning assets	2.56	3.20	3.42

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The Board of Directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses increased from $8.1 million in 2007 to $28.6 million in 2008 and to $79.3 million in 2009. We incurred $56.6 million in net charge-offs in 2009, compared to $22.8 million in 2008 and $5.4 million in 2007. Also, we significantly increased our allowance for loan losses over this period. Our allowance for loan losses was $43.4 million at December 31, 2009, compared with $20.7 million at December 31, 2008, and $14.9 million at December 31, 2007. Please see the “Financial Condition” section of this Management’s Discussion and Analysis for additional discussion of the allowance for loan losses.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions. One of our strategic objectives has been, and continues to be, the diversification of our other income sources so that we can be less dependent on net interest income. Our other income, exclusive of securities gains and losses, decreased by $47,000, or 0.3%, from 2008 to 2009. The following table presents for the periods indicated the major categories of noninterest income and the changes between periods:

(In thousands)	2009	2008	Change
Service charges on deposit accounts	$8,375	$9,133	$(758)
Other service charges and fees	3,218	3,294	(76)
Trust Department income	2,121	2,305	(184)
Mortgage loan fees	1,056	1,156	(100)
Securities gains (losses), net	3,173	385	2,788
Other	2,760	1,689	1,071

Total other income	$20,703	$17,962	$2,741

Our service charges on deposit accounts declined by $758,000, or 8.3%, from 2008 to 2009. This decline was due primarily to fewer insufficient funds fees charged in 2009. Our other service charges and fees, Trust Department income, and mortgage loan fees all declined slightly from 2008 to 2009, affected by a variety of factors. Other service charges and fees (specifically retail investment income) and Trust Department income were impacted by lower investment balances and activity reflecting the downturn of the equity markets during much of 2009, and mortgage loan fees were affected by fewer loan closings during 2009. The increase in other noninterest income resulted primarily from a $599,000 gain on the sale of an unused banking facility in our Mississippi market, insurance proceeds from a bank owned life insurance policy of approximately $645,000, a $150,000 reversal of an accrual that was established at the time of our most recent acquisition, and a gain of approximately $145,000 on the sale of our student loan portfolio. The other income balances reflected above do not include other income related to GCM Insurance and the sale of its assets ($4.0 million for 2009 and $5.0 million for 2008).

We recognized $3.2 million in net securities gains during 2009, compared with $385,000 in net securities gains during 2008. There were two primary reasons for this increase in securities gains. First, we liquidated virtually all of our tax-exempt securities portfolio during the third quarter of 2009. Because our operations were generating losses, we were not receiving the full tax benefit of holding these securities. Second, as of September 30, 2009, our securities portfolio included a significant amount of unrealized gains. If rates begin to increase, these gains will begin diminishing. As a result, we decided to take approximately $2.1 million of these gains in the fourth quarter of 2009.

Our other income, exclusive of securities gains and losses, decreased by $22,000, or 0.1%, from 2007 to 2008. The following table presents for the periods indicated the major categories of noninterest income and the changes between periods:

(In thousands)	2008	2007	Change
Service charges on deposit accounts	$9,133	$9,295	$(162)
Other service charges and fees	3,294	3,337	(43)
Trust Department income	2,305	2,558	(253)
Mortgage loan fees	1,156	1,690	(534)
Securities gains (losses), net	385	(17)	402
Impairment loss on securities	—	(5,097)	5,097
Other	1,689	719	970

Total other income	$17,962	$12,485	$5,477

Trust Department income declined by 9.9%, because of lower asset balances under management, reflecting the downturn of the equity markets during the year. Mortgage loan fees declined by 31.6%, as a result of reduced home sales and demand for refinancing. The increase in other noninterest income between 2007 and 2008 resulted primarily from a $232,000 gain on the sale of an asset held by the Corporation; a $443,000 gain on the sale of a previously closed branch property in Mississippi; and $110,000 in proceeds from the redemption of stock in VISA. Changes in other accounts were not individually material. The other income balances reflected above do not include other income related to GCM Insurance and the sale of its assets ($5.0 million for both 2008 and 2007).

We recognized $385,000 in net securities gains during 2008, compared with $17,000 in net securities losses during 2007. During the first quarter of 2007, we recognized a $5.1 million impairment loss on certain collateralized mortgage obligations (“CMOs”) and mortgage-backed securities. Those securities were sold in early April and the proceeds reinvested in agency securities.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses increased by $73.1 million, or 135.7%, from 2008 to 2009. The following table presents for the periods indicated the major categories of noninterest expense and the changes between periods:

(In thousands)	2009	2008	Change
Salaries	$21,784	$22,386	$(602)
Employee benefits	5,392	4,756	636
Net occupancy	3,696	3,723	(27)
Furniture and equipment	3,963	3,884	79
Communications	1,142	1,194	(52)
Data processing	1,711	1,566	145
Professional fees	4,397	2,415	1,982
FDIC insurance	4,280	923	3,357
Intangible amortization	619	890	(271)
Loss on sale of assets/other real estate owned	3,617	3,413	204
Impairment loss on goodwill	66,542	—	66,542
Other	9,785	8,691	1,094

Total other expense	$126,928	$53,841	$73,087

Salaries expense declined by 2.7% from 2008 to 2009 due to the suspension of employee raises in 2009 and a reduction in the number of employees. Employee benefits expense increased by 13.3% from 2008 to 2009 as a result of higher pension cost caused by a larger than expected number of plan participants exiting the plan and a lower amount of deferred salary cost associated with our lending staff due to the large reduction in loan volume during 2009. The $2.0 million, or 82.1%, increase in professional fees from 2008 to 2009 is due to increased legal fees associated with OREO, the outsourcing of our internal audit function, and expenses relating to our efforts to raise capital that were suspended during the third quarter of 2009. FDIC insurance premiums increased by $3.4 million in 2009, and we expect these higher premiums to continue into 2010. In accordance with the provisions of ASC Topic 350 and based on the results of a third party analysis, we recognized a $66.8 million impairment loss on goodwill as of March 31, 2009. This impairment charge eliminated all goodwill from our balance sheet, including approximately $304,000 relating to GCM Insurance (reflected in discontinued operations on the consolidated statements of income). Our other noninterest expenses increased by $1.1 million, or 12.6%, in 2009. This increase is primarily due to $934,000 in losses on extinguishment of debt during 2009, as we prepaid several of our FHLB advances. The other expense balances reflected above do not include other expenses related to GCM Insurance and the sale of its assets ($3.6 million for 2009 and $4.5 million for 2008).

Noninterest expenses increased by $4.1 million, or 8.3%, from 2007 to 2008. The following table presents for the periods indicated the major categories of noninterest expense and the changes between periods:

(In thousands)	2008	2007	Change
Salaries	$22,386	$22,409	$(23)
Employee benefits	4,756	4,874	(118)
Net occupancy	3,723	4,162	(439)
Furniture and equipment	3,884	3,800	84
Communications	1,194	1,215	(21)
Data processing	1,566	1,674	(108)
Professional fees	2,415	1,704	711
FDIC insurance	923	248	675
Intangible amortization	890	1,328	(438)
Loss on sale of assets/other real estate owned	3,413	180	3,233
Other	8,691	8,127	564

Total other expense	$53,841	$49,721	$4,120

The 10.5% decrease in net occupancy expense is mostly due to a decrease in premises rental expense and depreciation. Professional fees increased by 41.7% in 2008, due to increased legal fees associated with OREO, attorney consultations regarding our participation in the CPP, and the outsourcing of a portion of our credit review function. FDIC insurance premiums increased by $675,000 in 2008. Prior to 2008, Cadence paid the majority of its FDIC insurance premiums using credits with the FDIC; however, these credits were depleted in early 2008. Due to the increased number of properties foreclosed on by Cadence, we incurred increased legal fees, appraisal fees and other maintenance and holding expenses, as well as losses on sales of OREO. These expenses totaled approximately $4.1 million in 2008, compared with $463,000 in 2007. The most significant component of this increase is a $2.7 million writedown representing a decline in market value of OREO property that we held and had not yet sold. This writedown is reflected in the “loss on sale of assets/other real estate owned” category of noninterest expense. None of the changes in the other expense categories were considered to be individually material. The other expense balances reflected above do not include other expenses related to GCM Insurance and the sale of its assets ($4.5 million for 2008 and $4.3 million for 2007).

Changes in our income tax expense (benefits) have generally paralleled changes in income. The income tax benefits for 2008 and 2009 result from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Financial Condition as of December 31, 2009

Summary

Total assets were $1.844 billion as of December 31, 2009, compared to $1.979 billion as of December 31, 2008. Our loan portfolio balance was $1.091 billion as of December 31, 2009, compared to $1.328 billion as of December 31, 2008, a decrease of $236.9 million, or 17.8%. Our investment portfolio balance was $346.1 million as of December 31, 2009, compared to $436.4 million as of December 31, 2008, a decrease of $90.4 million, or 20.7%. Total deposits were $1.500 billion as of December 31, 2009, compared to $1.461 billion as of December 31, 2008, an increase of $38.7 million, or 2.6%. Shareholders’ equity was $119.8 million as of December 31, 2009, compared to $185.6 million as of December 31, 2008, a decrease of $65.8 million, or 35.5%.

Loan Portfolio and Allowance for Loan Losses

Historically, our lending focus has been distributed among commercial real estate, commercial and industrial loans, 1-4 family mortgages and consumer loans. Total commercial and industrial loans, which consist primarily of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans, accounted for 17.0% of our loan portfolio as of December 31, 2009, compared to 16.5% as of December 31, 2008. Total real estate loans, which are secured by commercial real estate, one-to-four family residential properties and multi-family dwelling units, accounted for 72.7% of our loan portfolio as of December 31, 2009, compared to 76.0% as of December 31, 2008. Total consumer loans, which consist of home improvement, mobile home, automobile and unsecured personal loans, made up 1.8% of our loan portfolio as of December 31, 2009, compared to 2.3% as of December 31, 2008. See Note D in the Notes to Consolidated Financial Statements for additional information regarding our loan portfolio.

Our loan portfolio declined by $236.9 million, or 17.8%, during 2009. We are continuing to reduce our concentration in commercial real estate loans, particularly residential construction and development loans.

During 2009, the allowance for loan losses increased by $22.7 million, or 109.5%, from $20.7 million to $43.4 million. This increase reflects further deterioration in our loan portfolio, due primarily to the lack of demand for residential housing, as well as an overall decline in the value of real estate. This also resulted in the significant increase in net charge-offs. See Note D in the Notes to Consolidated Financial Statements for additional information concerning the transactions in the allowance for loan losses for the three-year period ended December 31, 2009.

Higher-Risk Loans

Our loan portfolio does not include several types of loans generally considered higher-risk, such as option adjustable-rate mortgage loans, junior lien mortgages, high loan-to-value mortgages, interest-only loans, subprime loans, and loans with teaser rates. Management believes that the highest risk loans in our portfolio are our construction and land development loans.

We entered the Memphis, Birmingham, and Middle Tennessee markets late in the most recent real estate boom cycle. Consequently, our build-up in our construction and land development portfolio and the subsequent lack of demand for residential real estate due to declines in the mortgage markets caused our loan quality to deteriorate. In mid-2008, we established a moratorium on residential construction and development lending. From December 31, 2008 to December 31, 2009, we reduced our exposure in our construction and land development portfolio by $185.7 million, or 52.8%.

The following table reflects the composition of our construction and land development portfolio by market:

(In thousands)	As of December 31, 2009		As of December 31, 2008
	Balance	%	Balance	%
Birmingham	$17,043	10.3%	$24,470	7.0%
Florida	25,600	15.4%	30,673	8.7%
Georgia	10,820	6.5%	12,883	3.7%
Memphis	29,816	18.0%	86,615	24.6%
Middle Tennessee	43,420	26.1%	142,895	40.6%
Mississippi	29,796	17.9%	38,508	10.9%
Tuscaloosa	9,717	5.8%	15,892	4.5%

Total	$166,212	100.0%	$351,936	100.0%

During 2009, we have charged off approximately $38.8 million related to loans in this segment of our portfolio. As of December 31, 2009, our allowance for loan losses includes approximately $22.8 million allocated to construction and land development loans.

All commercial real estate loans, exclusive of the loans discussed above, total approximately $466.3 million as of December 31, 2009. Of this total, 54% represent owner occupied commercial real estate, and 46% represent non-owner occupied commercial real estate.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans	$41,096	$23,761
Accruing loans past due 90 days or more	5,582	3,467
Restructured loans	23,505	4,397

Total nonperforming loans	70,183	31,625
Other real estate	34,259	18,691

Total nonperforming assets	$104,442	$50,316

Nonperforming assets were $104.4 million as of December 31, 2009, compared to $50.3 million as of December 31, 2008. Our ratio of nonperforming assets to total loans and other real estate was 9.28% as of December 31, 2009, compared to 3.74% as of December 31, 2008. The increase in nonperforming assets in 2009 was due primarily to the continued decline in the economy, resulting in continued deterioration in the construction and development sector of our loan portfolio. As of December 31, 2009, other real estate was comprised primarily of residential real estate developments in various stages of completion.

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

Investment Portfolio

The investment portfolio serves as a source of liquidity and earnings and is used to manage interest rate risk and to ensure that collateral is available for pledging requirements. Our investment portfolio primarily consists of agency mortgage-backed securities, pooled government guaranteed SBA loans and taxable and non-taxable municipal securities. Securities within the portfolio are classified as held-to-maturity or available-for-sale. As of December 31, 2009, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called accumulated other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in liquidity needs, changes in tax strategies, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $330.1 million as of December 31, 2009, compared to $398.7 million as of December 31, 2008. As of December 31, 2009, $227.3 million, or 68.9%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $220.5 million, or 55.3%, as of December 31, 2008. The remainder of the available-for-sale portfolio was invested primarily in government securities.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity or on a long-term basis are classified as held-to-maturity. Held-to-maturity securities were $2.7 million as of

December 31, 2009, compared to $21.4 million as of December 31, 2008. All of the securities in the held-to-maturity category were issued by state and municipal subdivisions. During the third quarter of 2009, we evaluated our portfolio and determined that we were not receiving the full tax benefit of holding tax-exempt securities, based on our year-to-date results of operations. Thus, with the approval of the Board of Directors, we sold most of those securities and invested the proceeds into higher-yielding taxable securities. These securities are reflected in the “securities available-for-sale” caption on our consolidated balance sheet as of December 31, 2009.

See Note C in the Notes to Consolidated Financial Statements for additional information concerning our investment portfolio.

Deposits

Deposits are our primary source of funds, and we rely on our banking centers and branches to attract and retain those deposits. We offer a variety of products, which consist of noninterest-bearing and interest checking accounts, money market and savings accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. From time to time, we also purchase brokered deposits.

Our deposits totaled $1.500 billion as of December 31, 2009, compared to $1.461 billion as of December 31, 2008. This increase resulted from a $49.1 million, or 3.8%, increase in interest-bearing deposits, offset slightly by a $10.5 million, or 5.8%, decrease in noninterest-bearing deposits. As of December 31, 2009, core deposits (which consist of all deposits other than brokered deposits, 50% of time deposits $100,000 and greater and 50% of public funds) were $1.195 billion, or 79.7% of total deposits, while non-core deposits, including brokered deposits, made up 20.3% of total deposits.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. The rising cost of our deposits over the past few years reflects the impact of the increase in the Federal Funds rate from 2006 through 2008. In addition, we have at times offered special products or attractive rates so that our deposits will keep up with our need for liquidity. The average cost of deposits, including noninterest-bearing deposits, for the year ended December 31, 2009, was 1.84%, compared to 2.52% for the year ended December 31, 2008.

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We use borrowings to supplement deposits in funding our lending and investing activities. From December 31, 2008 to December 31, 2009, federal funds purchased and securities sold under agreements to repurchase declined by $11.1 million, or 11.3%. Also during 2009, other borrowed funds (primarily FHLB advances) declined by $92.3 million, or 48.9%. These declines were primarily the result of rising deposits, which provided us with a less expensive and more stable funding source than wholesale borrowings. We intend to use our excess liquidity to absorb our maturing wholesale borrowings to reduce interest expense.

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

Shareholders’ Equity

Shareholders’ equity was $119.7 million as of December 31, 2009, compared to $185.6 million as of December 31, 2008. Our ratio of average shareholders’ equity to average assets decreased to 7.3% as of December 31, 2009, compared to 9.6% as of December 31, 2008. On January 9, 2009, we sold $44 million of non-voting Series A preferred stock to the U.S. Treasury under the CPP. During 2009, we reported a net loss applicable to common shareholders of $112.2 million. Included in this amount are the payment of $1.9 million in preferred dividends and $408,000 of discount accretion related to the Series A preferred stock. Also, we declared common dividends to our shareholders of $595,000 for the first quarter of 2009. Finally, an increase in the market value of our available-for-sale investment securities and an adjustment to our pension liability caused our accumulated other comprehensive income to increase from $237,000 at December 31, 2008, to $2.6 million at December 31, 2009.

Dividends paid by the Corporation are provided from dividends received from the Bank. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the OCC is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At December 31, 2008 and 2009, without approval from the OCC, the Bank does not have the ability to pay dividends to the Corporation. On May 5, 2009, our Board of Directors voted to suspend paying cash dividends on common stock until further notice.

Regulatory Capital

The Bank is subject to the capital adequacy requirements of the OCC. The Corporation, as a bank holding company, is subject to the capital adequacy requirements of the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Cadence must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

The risk-based capital requirements of the Federal Reserve and the OCC define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. For additional information, see Note O (Regulatory Matters) of the Notes to Consolidated Financial Statements.

The following table reflects the Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios for the Corporation and the Bank as of December 31, 2009:

	Corporation	Bank
Total risk-based	10.9%	10.2%
Tier 1 risk-based	9.6	8.9
Tier 1 leverage	6.3	6.0

As part of an agreement entered into with the OCC in April 2009, the Bank was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of December 31, 2009, the Bank had a Tier 1 leverage ratio of 6.0% and a total risk-based capital ratio of 10.2%. As a result of our 2009 losses and the Bank’s requirement for additional capital to meet these higher ratios, we have a need to raise additional capital. We are currently seeking to raise this capital through all available sources, including public or private equity offerings. However, at this time, there can be no assurance as to the availability or terms upon which this capital might be available.

Liquidity, Inflation, and Asset/Liability Management

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We have not experienced any problems with liquidity during 2009 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $236.9 million decrease in loans and a $38.7 million increase in deposits in 2009 from 2008, our loan/deposit ratio declined from 90.1% in 2008 to 72.8% in 2009. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase, FHLB borrowings and Federal Reserve borrowings. When we include these sources of funding with deposits, our loans to total funding ratio declined from 76.0% in 2008 to 64.9% in 2009. Management’s target loans to deposits ratio is in the range of 75-85%, and our goal is to limit wholesale funding to no more than 25% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $48.5 million and $37.4 million at December 31, 2008 and 2009, respectively. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

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

We believe that traditional sources of cash flow, along with additional wholesale borrowings, if necessary, will provide the cash to allow us to meet our obligations with no adverse effect on liquidity. At December 31, 2009, we had a $37.3 million available line of credit from the Federal Reserve and other unused short-term borrowing lines (federal funds purchased lines) of approximately $55.0 million from upstream correspondent banks. As of December 31, 2009, we had $95.0 million in outstanding FHLB borrowings.

In December 2007, we extended a secured line of credit with an upstream correspondent that provided us access to borrow up to $30.0 million. These borrowings would have been used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions did not exceed $15.0 million. We did not borrow funds under this line and terminated this agreement in February 2009, because the upstream correspondent decided to exit this line of business and we had adequate liquidity at the Corporation level to meet our cash needs.

We have no plans to refinance or redeem any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Under regulations controlling bank holding companies and national banks, the Bank is limited in the amount it can lend to the Corporation, and those loans are required to be on a fully secured basis. At December 31, 2009, there were no loans between the Bank and the Corporation.

Because the majority of assets and liabilities of a financial institution are monetary in nature, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Federal Reserve to regulate the national money supply to mitigate recessionary and inflationary pressures have a greater effect on a financial institution’s profitability than do higher costs for goods and services.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a relatively neutral rate sensitive position. As of December 31, 2009, our balance sheet reflected approximately $114.8 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represents 6.22% of our total assets and indicates that we are in a liability-sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will remain flat for at least the first two quarters of 2010 and that our current position is appropriate for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then the Bank’s earnings will be less than predicted.

During 2009, we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

Off-Balance Sheet Arrangements and Contractual Obligations

During 2008, we hedged a portion of our floating rate prime based lending portfolio using floating to fixed interest rate swaps. These transactions were initiated to protect us from future downward fluctuations in the prime rate and to help ensure a more consistent cash flow from interest earned by our prime based lending portfolio. The transactions were cash flow hedges as defined by ASC Topic 815, “Derivatives and Hedging,” and they were accounted for in accordance with that guidance. As of December 31, 2009, we have no outstanding swaps.

The following table reflects our contractual obligations as of December 31, 2009:

(In thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
FHLB advances	$95,000	$35,000	$15,000	$20,000	$25,000
Subordinated debentures	30,928	—	—	—	30,928
Operating leases	15,285	1,691	3,097	2,782	7,715
Federal funds purchased and securities sold under agreements to repurchase	87,432	37,432	50,000	—	—
Other borrowings	1,640	1,640	—	—	—

Total contractual obligations	$230,285	$75,763	$68,097	$22,782	$63,643

The following table reflects our other commercial commitments as of December 31, 2009:

(In thousands)	Total	Expires in less than 1 year	Expires in 1-3 years	Expires in 3-5 years	Expires after 5 years
Lines of credit (unfunded commitments)	$162,029	$105,755	$12,222	$9,014	$35,038
Standby letters of credit	12,086	5,223	3,836	3,027	—

Total commercial commitments	$174,115	$110,978	$16,058	$12,041	$35,038

Market Information

Our stock is listed on the NASDAQ and is traded under the symbol CADE. Registrar and Transfer Company acts as our transfer agent. The following table sets forth, for the periods indicated, the range of sales prices of our common stock as reported on NASDAQ for 2008 and 2009 and the dividends declared for each period.

YEAR	QUARTER	HIGH	LOW	CASH DIVIDEND DECLARED PER QUARTER
2008	First	$16.99	$13.88	$0.25
	Second	16.87	10.50	0.25
	Third	12.30	8.27	0.05
	Fourth	10.39	4.10	0.05
2009	First	$5.56	$3.05	$0.05
	Second	5.29	1.94	—
	Third	2.53	1.48	—
	Fourth	2.15	1.29	—

On May  5, 2009, our Board of Directors voted to suspend paying cash dividends on common stock until further notice.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of our investment portfolio as held for trading. In 2007 and 2008, we entered into floating to fixed interest rate swaps to hedge a portion of our floating rate prime based lending portfolio. We had no outstanding hedges as of December 31, 2009. The transactions were cash flow hedges as defined by ASC Topic 815, “Derivatives and Hedging,” and were accounted for under that guidance. These transactions were in line with our asset/liability strategy and were entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. As we continue to enhance our asset/liability management, we will continue to look for opportunities to protect the Corporation from unexpected changes in interest rates. We have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

	($ In Thousands) December 31, 2009 Interest Sensitive Within (Cumulative)
	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$563,918	$727,598	$1,003,233	$1,091,477
Investment and mortgage-backed securities	33,666	90,137	211,835	346,063
Federal funds sold and other	30,125	50,103	50,103	50,103

	$627,709	$867,838	$1,265,171	$1,487,643

Interest-bearing liabilities:
Deposits	$439,024	$852,639	$1,397,025	$1,499,810
Borrowed funds	70,000	130,000	190,000	215,000

	$509,024	$982,639	$1,587,025	$1,714,810

Sensitivity gap:
Dollar amount	$118,685	$(114,801)	$(321,854)	$(227,167)
Percent of total interest-earning assets	18.91%	-13.23%	-25.44%	-15.27%

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

At December 31, 2009, total interest-earning assets maturing or repricing within one year were less than interest-bearing liabilities maturing or repricing within the same time period by approximately $114.8 million (cumulative), representing a negative cumulative one-year gap of 13.2% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

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

Risk control consists of setting policies and parameters regarding interest rates and performing simulations based on trends and projections. Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The December 2009 model reflects net interest income under this scenario increasing by 7.92% with a 200 basis point upward shock of rates and decreasing 5.59% if rates are shocked down 200 basis points. At December 31, 2009, a 200 basis point immediate increase in interest rates would have resulted in a 7.72% increase in market value of equity, and a 200 basis point instant decrease would have resulted in a 12.68% decrease in market value of equity. At December 31, 2009, we are within policy on both of these tests, and management believed that changes in net interest income and market value of equity, as reflected in our models, were acceptable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

Cadence Financial Corporation

We have audited the accompanying consolidated balance sheets of Cadence Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited Cadence Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cadence Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadence Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cadence Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ T. E. Lott & Company

Columbus, Mississippi

March 29, 2010

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
	(In thousands)
ASSETS
Cash and due from banks	$17,450	$37,207
Interest-bearing deposits with banks	249,460	14,403
Federal funds sold	30,125	9,623

Total cash and cash equivalents	297,035	61,233

Securities available-for-sale	330,079	398,702
Securities held-to-maturity (estimated fair value of $2,741 in 2009 and $22,115 in 2008)	2,671	21,358
Other securities	13,313	16,369

Total securities	346,063	436,429

Loans	1,091,477	1,328,329
Less allowance for loan losses	(43,422)	(20,730)

Net loans	1,048,055	1,307,599

Interest receivable	7,338	9,714
Premises and equipment	31,247	33,409
Goodwill and other intangible assets	1,384	68,849
Other assets	113,333	62,036

Total Assets	$1,844,455	$1,979,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$170,722	$181,191
Interest-bearing deposits	1,329,088	1,279,968

Total deposits	1,499,810	1,461,159
Interest payable	2,046	2,892
Federal funds purchased and securities sold under agreements to repurchase	87,432	98,527
Subordinated debentures	30,928	30,928
Other borrowed funds	96,640	188,938
Other liabilities	7,845	11,260

Total liabilities	1,724,701	1,793,704

Shareholders’ equity:
Preferred stock - $10 par value, authorized 10,000,000 shares in 2009; issued 44,000 shares in 2009	42,097	—
Common stock - $1 par value, authorized 50,000,000 shares in 2009 and 2008; issued 11,912,564 shares in 2009 and 11,914,814 shares in 2008	11,913	11,915
Surplus	95,931	93,438
Retained earnings (accumulated deficit)	(32,832)	79,975
Accumulated other comprehensive income	2,645	237

Total shareholders’ equity	119,754	185,565

Total Liabilities and Shareholders’ Equity	$1,844,455	$1,979,269

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

YEARS ENDED DECEMBER 31,

(Amounts in thousands, except per share data)	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$61,802	$81,533	$99,591
Interest and dividends on securities
Taxable	16,026	16,296	17,173
Tax-exempt	2,294	4,536	4,379
Other interest income	357	358	809

Total interest income	80,479	102,723	121,952

INTEREST EXPENSE
Interest on time deposits of $100,000 or greater	12,474	15,116	18,838
Interest on other deposits	15,182	20,566	31,107
Interest on borrowed funds	7,391	11,648	14,900

Total interest expense	35,047	47,330	64,845

Net interest income	45,432	55,393	57,107
Provision for loan losses	79,328	28,599	8,130

Net interest income (loss) after provision for loan losses	(33,896)	26,794	48,977

OTHER INCOME
Service charges on deposit accounts	8,375	9,133	9,295
Other service charges and fees	3,218	3,294	3,337
Trust Department income	2,121	2,305	2,558
Mortgage loan fees	1,056	1,156	1,690
Securities gains (losses), net	3,173	385	(17)
Impairment loss on securities	—	—	(5,097)
Other income	2,760	1,689	719

Total other income	20,703	17,962	12,485

OTHER EXPENSE
Salaries	21,784	22,386	22,409
Employee benefits	5,392	4,756	4,874
Net occupancy	3,696	3,723	4,162
Furniture and equipment	3,963	3,884	3,800
Communications	1,142	1,194	1,215
Data processing	1,711	1,566	1,674
Professional fees	4,397	2,415	1,704
FDIC insurance	4,280	923	248
Intangible amortization	619	890	1,328
Loss on sale of assets/other real estate owned	3,617	3,413	180
Impairment loss on goodwill	66,542	—	—
Other expense	9,785	8,691	8,127

Total other expense	126,928	53,841	49,721

(Continued)

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME FOR

YEARS ENDED DECEMBER 31,

(Amounts in thousands, except per share data)	2009	2008	2007
Income (loss) from continuing operations, before income taxes	$(140,121)	$(9,085)	$11,741
Income tax expense (benefit)	(30,130)	(5,303)	2,458

Net income (loss) from continuing operations	(109,991)	(3,782)	9,283

Income from discontinued operations	441	710	840
Income tax expense	384	284	330

Net income from discontinued operations	57	426	510

Net income (loss)	(109,934)	(3,356)	9,793

Preferred stock dividends and accretion of discount	2,278	—	—

Net income (loss) applicable to common shareholders	$(112,212)	$(3,356)	$9,793

Net income (loss) per share from continuing operations - basic and diluted	$(9.23)	$(0.32)	$0.78

Net income (loss) per share from discontinued operations - basic and diluted	$—	$0.04	$0.04

Net income (loss) per share - basic and diluted	$(9.23)	$(0.28)	$0.82

Net income (loss) applicable to common shareholders per share - basic and diluted	$(9.42)	$(0.28)	$0.82

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)	Comprehensive Income	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2007		$—	$11,889	$93,122	$92,947	$(6,693)	$191,265
Comprehensive income:
Net income for 2007	$9,793	—	—	—	9,793	—	9,793
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	5,273	—	—	—	—	5,273	5,273
Net change in unrealized gains (losses) on derivative transactions	63	—	—	—	—	63	63
Net change in pension liability	(268)	—	—	—	—	(268)	(268)

Comprehensive income	$14,861

Cash dividends declared, $1.00 per share		—	—	—	(11,897)	—	(11,897)
Net performance share activity		—	12	234	—	—	246
Unearned compensation relating to performance shares		—	—	(105)	—	—	(105)

Balance, December 31, 2007		$—	$11,901	$93,251	$90,843	$(1,625)	$194,370

Cumulative-effect adjustment for ASC Subtopic 715-60 adoption		—	—	—	(368)	—	(368)
Comprehensive income (loss):
Net loss for 2008	$(3,356)	—	—	—	(3,356)	—	(3,356)
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	2,920	—	—	—	—	2,920	2,920
Net change in unrealized gains (losses) on derivative transactions	94	—	—	—	—	94	94
Net change in pension liability	(1,152)	—	—	—	—	(1,152)	(1,152)

Comprehensive income (loss)	$(1,494)

Cash dividends declared, $0.60 per share		—	—	—	(7,144)	—	(7,144)
Net performance share activity		—	14	213	—	—	227
Unearned compensation relating to performance shares		—	—	(26)	—	—	(26)

Balance, December 31, 2008		$—	$11,915	$93,438	$79,975	$237	$185,565

(Continued)

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)	Comprehensive Income	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008 (brought forward)		$—	$11,915	$93,438	$79,975	$237	$185,565
Comprehensive income (loss):
Net loss for 2009	$(109,934)	—	—	—	(109,934)	—	(109,934)
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	1,548	—	—	—	—	1,548	1,548
Net change in pension liability	860	—	—	—	—	860	860

Comprehensive income (loss)	$(107,526)

Issuance of preferred stock and warrants		41,689	—	2,311	—	—	44,000
Preferred stock discount accretion		408	—	—	(408)	—	—
Preferred stock dividends declared		—	—	—	(1,870)	—	(1,870)
Common stock cash dividends declared, $0.05 per share		—	—	—	(595)	—	(595)
Net performance share activity		—	(2)	(42)	—	—	(44)
Unearned compensation relating to performance shares		—	—	224	—	—	224

Balance, December 31, 2009		$42,097	$11,913	$95,931	$(32,832)	$2,645	$119,754

The accompanying notes are an integral part of these statements.

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

YEARS ENDED DECEMBER 31,

(Amounts in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(109,934)	$(3,356)	$9,793
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,451	3,845	4,565
Deferred income taxes	(25,088)	(2,025)	(2,424)
Provision for loan losses	79,328	28,599	8,130
Increase in cash value of life insurance, net	(875)	(683)	(681)
Securities amortization and accretion, net	1,291	331	698
Net performance share activity	180	201	141
Loss (gain) on sale of securities, net	(3,173)	(390)	17
Impairment loss on securities	—	—	5,097
Impairment loss on goodwill	66,542	—	—
Gain on sale of GCM assets	(613)	—	—
(Increase) decrease in interest receivable	2,376	3,486	(855)
(Increase) decrease in loans held for sale	2,010	452	909
(Increase) decrease in other assets	(27,569)	(13,879)	(6,131)
Increase (decrease) in interest payable	(846)	(1,740)	(2,248)
Increase (decrease) in other liabilities	(1,567)	(436)	(753)

Net cash provided by (used in) operating activities	(14,487)	14,405	16,258
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash proceeds from sale of GCM assets	242	—	—
Purchases of securities available-for-sale	(573,096)	(213,680)	(308,303)
Purchases of securities held-to-maturity	—	(4,000)	—
Purchases of other securities	(27)	(2,400)	(11,494)
Proceeds from sales of securities available-for-sale	145,031	24,497	6,738
Proceeds from sales of securities held-to-maturity	16,138	279	—
Proceeds from sales of securities held-for-trading	—	—	161,391
Proceeds from redemption of other securities	3,083	2,480	6,336
Proceeds from maturities and calls of securities available-for-sale	502,036	199,264	145,443
Proceeds from maturities and calls of securities held-to-maturity	2,983	3,296	704
Proceeds from maturities and calls of securities held-for-trading	—	—	7,069
(Increase) decrease in loans	178,206	(13,729)	(121,250)
(Additions) disposals of premises and equipment	(41)	(159)	(6,205)

Net cash provided by (used in) investing activities	274,555	(4,152)	(119,571)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	38,651	35,593	(34,957)
Issuance of preferred stock and warrants	44,000	—	—
Dividends paid on preferred stock	(1,870)	—	—
Dividends paid on common stock	(595)	(7,144)	(11,897)
Net change in federal funds purchased and securities sold under agreements to repurchase	(11,095)	(8,533)	26,222
Net change in short-term FHLB borrowings	(20,000)	(165,972)	128,972
Proceeds from issuance of long-term debt	35,000	170,000	—
Repayment of long-term debt	(108,357)	(25,361)	(36,134)

Net cash provided by (used in) financing activities	(24,266)	(1,417)	72,206

Net increase (decrease) in cash and cash equivalents	235,802	8,836	(31,107)
Cash and cash equivalents at beginning of year	61,233	52,397	83,504

Cash and cash equivalents at end of year	$297,035	$61,233	$52,397

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

1. Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Cadence Insurance Services of Mississippi, Inc. (formerly Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”)), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, NBC Service Corporation, a wholly-owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly-owned subsidiary of NBC Service Corporation.

Significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior years have been reclassified to conform to the 2009 presentation. These reclassifications did not significantly impact the Corporation’s consolidated financial condition or results of operations.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” requires companies to disclose the date through which subsequent events have been evaluated by management. The Corporation’s management has evaluated the effect of subsequent events on these financial statements through the date the financial statements were issued.

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

Enterprise is an inactive subsidiary of the Corporation. Effective August 31, 2009, Cadence completed the disposition of the assets used in and liabilities arising from GCM’s operations. See Note B for additional information relating to this transaction. Subsequent to the sale, the name of the company was changed to Cadence Insurance Services of Mississippi, Inc., and it became inactive.

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

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2009 and 2008.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of required investments in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank.

Derivative Instruments

Derivative instruments are accounted for under the requirements of ASC Topic 815, “Derivatives and Hedging.”

During 2008 and 2009, the Corporation hedged a portion of its floating rate prime based lending portfolio using two floating to fixed interest rate swaps. These transactions were cash flow hedges as defined by ASC Topic 815 and were accounted for under that guidance. As of December 31, 2009, the Corporation had no outstanding swaps.

For the year ended December 31, 2008, $94,000 in unrealized gains (net of tax) was recorded as an adjustment to accumulated other comprehensive income (loss) for the change in fair value of the Corporation’s outstanding swaps.

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

Fees on mortgage loans sold individually in the secondary market, including origination fees, service release premiums, processing and administrative fees, and application fees, are recognized as other income in the period in which the loans are sold. These loans are underwritten to the standards of upstream correspondents and are held on the Corporation’s consolidated balance sheets until the loans are sold.

6. Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is maintained at a level that management believes is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within the Bank’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause the allowance for loan losses to be over or understated. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance. In determining the provision for loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions.

The allowance for loan losses is comprised of the following three components: specific reserves, general reserves and unallocated reserves. Generally, all loans that are identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve and unallocated reserve calculations described below. Changes in specific reserves from period to period are the result in changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

A general reserve is also maintained for each loan type in the loan portfolio. Within each loan type, the portfolio is further segmented by risk ratings and by delinquency status. In determining the amount of the general reserve portion of the allowance for loan losses, management considers factors such as historical loan loss experience, the growth, composition and diversification of the loan portfolio, current delinquency levels, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, the results of recent regulatory examinations and general economic conditions. Through the second quarter of 2009, general reserves for these loans were based upon three-year historical loss rates, with each year being weighted equally. Beginning in the third quarter of 2009, general reserves for these loans are based upon historical loss rates from the most recent three years (twelve quarters), with the more recent quarters receiving the most weight. Management believes that this method of weighting the latest quarters is more representative of the current economic cycle. Management uses this information to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, management has established an unallocated portion of the allowance for loan losses based on its evaluation of these risks. The unallocated portion of the allowance is determined based on various factors, including general economic conditions of the Bank’s market area, the growth, composition and diversification of the loan portfolio, types of collateral securing the loans, the experience level of lending officers and staff, the quality of credit risk management and the results of independent third party reviews of management’s classification of credits.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s executive committee and the full Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

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

9. Goodwill and Other Intangible Assets

ASC Topic 350, “Intangibles-Goodwill and Other,” eliminated the requirement to amortize goodwill; however, it does require periodic testing for impairment using a two-step approach. The first step is to determine whether impairment could exist. If the results of the first step of testing indicate that impairment does not exist, the test is complete. If the results of the first step indicate that impairment could exist, the second step of testing must be performed. The Corporation engaged an outside consulting firm to perform the appropriate testing. The Corporation’s periodic impairment test in accordance with ASC Topic 350 was completed as of September 30, 2008. The results of the first step of testing indicated that no impairment writedown was warranted as of September 30, 2008.

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that management believed triggered an additional test of goodwill for impairment. These events included the Corporation’s results of operations for the three months ended March 31, 2009, the changes in credit quality of the Corporation’s loan portfolio, and the continued general decline in the economy. The Corporation engaged an outside consultant to perform this additional goodwill impairment testing. Due primarily to the decline in the market value of the Corporation’s stock and the decline in prices paid in comparable bank acquisition transactions between December 31, 2008 and March 31, 2009, the first step of the goodwill impairment test indicated that potential impairment existed and the second step of testing should be performed to determine the amount of impairment. In the second step of the test, the Corporation’s consolidated balance sheet was marked to market to determine the current fair value of the goodwill that should be recorded on the balance sheet. As a result of this testing, management concluded that our goodwill was fully impaired as of March 31, 2009, and a goodwill impairment charge of $66.8 million ($304,000 of which related to GCM) was recognized for the quarter ended March 31, 2009. This charge eliminated all goodwill previously reflected on the Corporation’s balance sheet.

Other identifiable intangible assets consist primarily of the core deposit premium arising from acquisitions. The core deposit premium was established using the discounted cash flow approach and is being amortized using an accelerated method over the estimated remaining life of the acquired core deposits.

10. Income Taxes

The calculation of the Corporation’s income tax provision is complex and requires the use of estimates and judgment in its determination. The Corporation is subject to the income tax laws of the various jurisdictions where it conducts business, and income tax expense is estimated based on amounts expected to be owed to these various tax jurisdictions. Management assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and tax accruals are maintained consistent with this evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions.

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently payable or receivable plus deferred taxes related primarily to differences between the bases of assets and liabilities as measured by income tax laws and their bases as reported in the financial statements. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Tax credits are recognized as a reduction of the current tax provision in the period they may be utilized.

The Corporation and its subsidiaries file consolidated income tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to the Corporation amounts determined to be payable.

11. Trust Assets

Except for amounts included in deposits, assets of the Trust Department are not included in the accompanying consolidated balance sheets.

12. Advertising Costs

Advertising costs are expensed in the period in which they are incurred. For the years ended December 31, 2009, 2008, and 2007, the Corporation expensed $724,000, $904,000, and $734,000, respectively, related to advertising costs.

13. Employee Benefits

Employees hired prior to January 1, 2001, participate in a noncontributory defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees’ services to date, as well as services expected to be provided in the future. The annual pension cost charged to expense is actuarially determined in accordance with the provisions of ASC Topic 715, “Compensation-Retirement Benefits.” The plan was amended effective January 1, 2001, to close participation in the plan. Employees hired subsequent to December 31, 2000, are not eligible to participate.

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

The Corporation and its subsidiaries provide a deferred compensation arrangement (401(k)) plan whereby employees contribute a percentage of their compensation. Prior to January 1, 2008, the plan provided for matching contributions of fifty percent of employee contributions of six percent or less for employees with less than twenty years of service. For employees with service of twenty years or more, the matching contribution was seventy-five percent of employee contributions of six percent or less. Effective January 1, 2008, the plan provides for a 100% match of employee contributions up to six percent of employee compensation, and the matching contributions are immediately vested at 100%. Effective June 1, 2009, the Corporation suspended its 401(k) matching contributions.

Employees participate in a nonleveraged Employee Stock Ownership Plan (“ESOP”) through which common stock of the Corporation is purchased at its market price for the benefit of employees. Effective January 1, 2001, the ESOP was amended to freeze the plan and to allow no new entrants into the ESOP. All participants at December 31, 2000, became 100% vested in their accounts. The ESOP is accounted for in accordance with ASC Subtopic 718-40.

The Corporation has a supplemental retirement plan that originated from an acquired bank for certain directors and officers of that acquired bank. Life insurance contracts have been purchased which may be used to fund payments under the plans. The annual cost charged to expense and the estimated present value of the projected payments are actuarially determined in accordance with the provisions of ASC Topic 715.

In 1998, the Corporation entered into agreements with certain senior officers to establish an indexed retirement plan (an unqualified supplemental retirement plan). Benefit amounts were based on additional earnings from bank owned life insurance (“BOLI”) policies compared to the yield on treasury securities. In 2008, as part of the plan amendments required for compliance with Regulation 409A, the payments to participants on this plan were changed from variable payment amounts to fixed payment amounts to begin on a monthly basis at age 65. The annual cost charged to expense and the estimated present value of the projected payments are determined in accordance with the provisions of ASC Topic 715.

The Corporation provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their annual compensation. The Corporation may, but is not obligated to contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Corporation’s insolvency. The Corporation made no contributions to this plan in 2007, 2008 or 2009.

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

As of January 1, 2008, the Corporation adopted ASC Subtopic 715-60 (formerly Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”). Under the terms of an endorsement arrangement, an employer owns and controls a policy that will provide future postretirement benefits to an employee. ASC Subtopic 715-60 requires that a liability be recognized for the postretirement benefit obligation, together with related postretirement benefit expense, based on the substantive agreement with the employee. As of January 1, 2008, the Corporation recorded a cumulative-effect debit adjustment to retained earnings of approximately $368,000 related to the adoption of ASC Subtopic 715-60. Related postretirement benefit expense is recorded monthly.

14. Other Assets

Financing costs related to the issuance of junior subordinated debentures have been capitalized and are being amortized over the life of the instruments and are included in other assets.

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

15. Stock Options/Performance Share Grants

The Corporation accounts for stock options in accordance with ASC Topic 718, “Compensation-Stock Compensation.” This guidance requires that the fair value of equity instruments exchanged for employee service (as determined on the grant date of the award) be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Changes in fair value during the requisite service period are recognized as compensation cost over that period.

In 2006, the Corporation’s shareholders adopted a new Long-Term Incentive Compensation Plan. This plan gave the Compensation Committee of the Board of Directors additional alternatives for using share-based compensation. During 2007 and 2008, under the provisions of the Long-Term Incentive Compensation Plan, the Compensation Committee granted performance shares of stock to certain eligible employees. The shares vest in equal amounts over a four-year period after they are earned. See Note L of these Consolidated Financial Statements for additional information concerning performance shares.

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

Presented below is a summary of the components used to calculate basic and diluted net income per share for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007
Basic Net Income (Loss) Per Share
Weighted average common shares outstanding	11,913	11,907	11,896

Net income (loss) from continuing operations	$(109,991)	$(3,782)	$9,283

Net income from discontinued operations	57	426	510

Net income (loss)	(109,934)	(3,356)	9,793

Net income (loss) applicable to common shareholders	$(112,212)	$(3,356)	$9,793

Basic net income (loss) per share from continuing operations	$(9.23)	$(0.32)	$0.78

Basic net income (loss) per share from discontinued operations	—	0.04	0.04

Basic net income (loss) per share	(9.23)	(0.28)	0.82

Basic net income (loss) per share applicable to common shareholders	$(9.42)	$(0.28)	$0.82

Diluted Net Income (Loss) Per Share
Weighted average common shares outstanding	11,913	11,907	11,896
Net effect of weighted average outstanding but unearned performance shares	1	24	17
Net effect of the assumed exercise of stock options based on the treasury stock method	—	—	2

Total weighted average common shares and common stock equivalents outstanding	11,914	11,931	11,915

Net income (loss) from continuing operations	$(109,991)	$(3,782)	$9,283

Net income from discontinued operations	57	426	510

Net income (loss)	(109,934)	(3,356)	9,793

Net income (loss) applicable to common shareholders	$(112,212)	$(3,356)	$9,793

Diluted net income (loss) per share from continuing operations	$(9.23)	$(0.32)	$0.78

Diluted net income (loss) per share from discontinued operations	—	0.04	0.04

Diluted net income (loss) per share	(9.23)	(0.28)	0.82

Diluted net income (loss) per share applicable to common shareholders	$(9.42)	$(0.28)	$0.82

18. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, standby letters of credit and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

19. Business Segments

ASC Topic 280, “Segment Reporting,” requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers. Management believes the Corporation’s principal activity is commercial banking and that other activities are not considered significant segments.

20. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, “Improving Disclosures about Fair Value Measurements” (ASC Subtopic 820-10). This guidance requires additional disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy and activity in Level 3 measurements. ASU No. 2010-16 also clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. ASU No. 2010-16 is generally effective for reporting periods beginning after December 15, 2010. The Corporation is currently reviewing the impact of ASC Subtopic 820-10 on its financial statement disclosures.

NOTE B - DISCONTINUED OPERATIONS

On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM’s operations to four limited liability companies established by former owners and employees of GCM. The total purchase price of the assets sold, net of liabilities assumed, was approximately $5.5 million.

As a result of this transaction, the consolidated statements of income have been restated for all periods to reflect GCM’s operations as discontinued operations. The net income from discontinued operations for the year ended December 31, 2009, includes a gain on sale of approximately $613,000.

Summarized financial information for discontinued operations is as follows:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Income	$3,448	$5,164	$5,161
Expense	3,620	4,454	4,321

Income (loss) from discontinued operations	(172)	710	840
Gain on sale	613	—	—
Income tax expense	384	284	330

Net income from discontinued operations	$57	$426	$510

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2009 and 2008, follows:

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$310	$11	$—	$321
Obligations of other U. S. government agencies	38,675	467	234	38,908
Obligations of states and municipal subdivisions	27,402	915	197	28,120
Mortgage-backed securities	219,635	8,358	706	227,287
Other securities	34,848	694	99	35,443

	$320,870	$10,445	$1,236	$330,079

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$2,671	$70	$—	$2,741

	December 31, 2008
Securities available-for-sale:
U. S. Treasury securities	$310	$16	$—	$326
Obligations of other U. S. government agencies	88,593	1,567	—	90,160
Obligations of states and municipal subdivisions	86,940	582	1,076	86,446
Mortgage-backed securities	213,736	6,736	17	220,455
Other securities	1,685	3	373	1,315

	$391,264	$8,904	$1,466	$398,702

Securities held-to-maturity:
Obligations of states and municipal subdivisions	$21,358	$757	$—	$22,115

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2009 were as follows:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,250	$2,311	$—	$—
Due after one year through five years	7,152	7,465	—	—
Due after five years through ten years	14,247	14,385	1,671	1,726
Due after ten years	42,738	43,188	1,000	1,015
Mortgage-backed securities and other securities	254,483	262,730	—	—

	$320,870	$330,079	$2,671	$2,741

Gross gains of $3,616,000, $440,000, and $124,000, and gross losses of $874,000, $50,000, and $141,000, were realized on securities available-for-sale in 2009, 2008, and 2007, respectively.

During the third quarter of 2009, management evaluated the Corporation’s portfolio and determined that the full tax benefit of tax-exempt securities was not being received, based on the Corporation’s losses. Thus, with the approval of the Board of Directors, the Corporation sold most of those securities, with a total carrying value of approximately $18.6 million, and realized gross and net gains of $431,000. The proceeds were invested into higher-yielding taxable securities, which are reflected as “securities available-for-sale” on the Corporation’s consolidated balance sheet as of December 31, 2009.

The Corporation recognized a $5.1 million impairment loss in the first quarter of 2007 relating to certain collateralized mortgage obligations and mortgage-backed securities. These securities were sold early in the second quarter of 2007, and the proceeds were invested in agency securities.

Securities with a carrying value of $250.2 million and $319.8 million at December 31, 2009 and 2008, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2009 and 2008, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2009
Obligations of other U.S. government agencies	$13,801	$234	$—	$—	$13,801	$234
Obligations of states and municipal subdivisions	—	—	803	197	803	197
Mortgage-backed securities	41,164	706	—	—	41,164	706
Other securities	—	—	529	99	529	99

	$54,965	$940	$1,332	$296	$56,297	$1,236

2008
Obligations of other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and municipal subdivisions	33,898	1,055	1,217	21	35,115	1,076
Mortgage-backed securities	2,315	17	—	—	2,315	17
Other securities	336	150	477	223	813	373

	$36,549	$1,222	$1,694	$244	$38,243	$1,466

There were no securities classified as held-to-maturity with unrealized losses as of December 31, 2009 or 2008.

As of December 31, 2009, approximately 16% of the number of securities in the investment portfolio reflected an unrealized loss. Management does not believe any individual security with an unrealized loss as of December 31, 2009, is other-than-temporarily impaired, as discussed in more detail below:

Obligations of Other U. S. Government Agencies The unrealized losses on the Corporation’s investments in obligations of other U. S. government agencies were caused by interest rate fluctuations. Because none of these investments have been downgraded by rating agencies and the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

Obligations of States and Municipal Subdivisions The unrealized losses on the Corporation’s investments in obligations of states and municipal subdivisions were caused by interest rate fluctuations. Because none of these investments have been downgraded by rating agencies and the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

Mortgage-Backed Securities Contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Corporation’s investment, unless they have early prepayments that would place any unamortized premium at risk. The total amount of unamortized premium at December 31, 2009, is not material to the Corporation. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

Other Securities The unrealized losses on the Corporation’s investments in other securities primarily relate to various mutual funds held in deferred compensation accounts. The amount of these securities and the related unrealized losses are not material and the Corporation has the ability and intent to hold the investments until a recovery of fair value; thus, the Corporation does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

NOTE D - LOANS

Loans outstanding included the following types:

	December 31,
(In thousands)	2009	2008
Commercial and industrial	$185,466	$219,236
Personal	20,177	30,921
Real estate:
Construction	30,000	179,381
Commercial real estate	612,707	670,595
Real estate secured by residential properties	129,040	130,060
Mortgage	21,889	29,702

Total real estate	793,636	1,009,738
Other	92,198	68,434

	1,091,477	1,328,329
Allowance for loan losses	(43,422)	(20,730)

	$1,048,055	$1,307,599

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Balance at beginning of year	$20,730	$14,926	$12,236
Additions:
Provision for loan losses charged to operating expense	79,328	28,599	8,130
Recoveries of loans previously charged off	2,206	1,126	2,058

	81,534	29,725	10,188

Deductions:
Loans charged off	58,842	23,921	7,498

	58,842	23,921	7,498

Balance at end of year	$43,422	$20,730	$14,926

At December 31, 2009, 2008, and 2007, the recorded investment in loans considered to be impaired (as defined in ASC Topic 310) totaled approximately $67.8 million, $59.7 million, and $23.8 million, respectively. The allowance for loan losses related to these loans approximated $11.4 million, $10.1 million, and $4.4 million at December 31, 2009, 2008, and 2007, respectively. The average recorded investment in impaired loans during the years ended December 31, 2009, 2008, and 2007 was approximately $72.4 million, $35.5 million, and $17.2 million, respectively. For the years ended December 31, 2009 and 2008, management estimates that the amount of income recognized on impaired loans was approximately $1.7 million and $1.5 million, respectively. For the year ended December 31, 2007, the amount of income recognized on impaired loans was immaterial. At December 31, 2009, 2008, and 2007, nonaccrual loans amounted to approximately $64.6 million, $28.2 million, and $3.6 million, respectively (balances include restructured loans of $23.5 million, $4.4 million, and $124,000, respectively). At December 31, 2009, 2008, and 2007, loans past due ninety days or more and still accruing interest amounted to approximately $5.6 million, $3.5 million, and $5.5 million, respectively (December 31, 2007 balance includes restructured loans of $56,000).

Generally, mortgage loans are originated in amounts up to 80% of the appraised value or selling price of the property. However, certain loans may allow the borrower to borrow more than 80% of the appraised value, often without buying private mortgage insurance, therefore subjecting the Corporation to greater credit risk. The amount of residential mortgage loans with loan-to-value ratios greater than 80% was approximately $9.5 million and $8.4 million as of December 31, 2009 and 2008, respectively.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful Lives	December 31,
(In thousands)	In Years	2009	2008
Premises:
Land	—	$12,962	$13,130
Buildings, construction and improvements	10 - 50	28,223	29,082

		41,185	42,212
Equipment	3 - 10	15,026	14,822

		56,211	57,034
Less accumulated depreciation and amortization		(24,964)	(23,625)

		$31,247	$33,409

The amount charged to operating expenses for depreciation was $2,494,000 for 2009, $2,658,000 for 2008, and $2,832,000 for 2007.

NOTE F - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2009 and 2008, was $374,251,000 and $425,901,000, respectively.

At December 31, 2009, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

Year	Amount
(In thousands)
2010	$590,240
2011	88,892
2012	10,198
2013	6,196
2014	6,199
Thereafter	1,568

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

Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

($ In thousands)	2009	2008
Balance at year end	$87,432	$98,527
Average balance during the year	88,749	104,334
Average interest rate during the year	2.81%	2.99%
Maximum month-end balance during the year	$92,283	$125,068

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

In accordance with ASC Topic 810, “Consolidation,” neither of the above-referenced trusts are consolidated into the financial statements of the Corporation.

Other borrowed funds consisted of the following at December 31:

(In thousands)	2009	2008
FHLB advances	$95,000	$188,357
Treasury tax and loan note	1,640	581

	$96,640	$188,938

Advances due to the FHLB consist of term borrowings with maturity dates ranging from October 2010 to January 2019. Interest is payable monthly at rates ranging from 1.90% to 3.32%. Advances due to the FHLB are collateralized by FHLB stock and specific loans totaling $357.0 million as of December 31, 2009. The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2009, were as follows:

Year	Amount
(In thousands)
2010	$35,000
2011	15,000
2012	—
2013	20,000
2014	—
Thereafter	25,000

$95,000

In December 2007, the Corporation extended a revolving credit agreement (the “Agreement”) that provided the Corporation with access to borrow up to $30.0 million. These borrowings could have been used to finance acquisitions and for other general corporate purposes, provided that the borrowings used for purposes other than acquisitions did not exceed $15.0 million. Interest on each borrowing would have been paid at the lender’s base rate or at LIBOR, plus 1.25% annually. The Corporation also paid a commitment fee, accruing at the annual rate of 0.15%, on the daily amount of the unused commitment. Borrowings were contingent on the Corporation’s ability to maintain various operational and financial covenants, unless the Corporation was granted a waiver. The Corporation had pledged 605,000 shares of Cadence stock as collateral for these borrowings and had covenanted to pledge shares with a minimum book value of $75.0 million. The Corporation had no outstanding borrowings under the Agreement as of December 31, 2008, and the Corporation terminated the Agreement in February 2009.

NOTE H - OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities at December 31, 2009 and 2008, consisted of the following:

	December 31,
(In thousands)	2009	2008
Other assets:
Cash surrender value of life insurance	$23,255	$23,584
Deferred income tax benefits	31,111	7,514
Other real estate	34,259	18,691
Prepaid expenses and other	24,708	12,247

	$113,333	$62,036

Other liabilities:
Accrued expenses	$4,047	$5,366
Pension obligation	581	2,242
Other	3,217	3,652

	$7,845	$11,260

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Net change in unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available-for-sale	$5,679	$5,119	$3,425
Reclassification adjustment for (gains) losses on securities available-for-sale	(3,173)	(390)	5,114

Net change in unrealized gains (losses) on securities available-for-sale before tax	2,506	4,729	8,539

Income tax:
Net unrealized gains (losses) on securities available-for-sale	(2,172)	(1,958)	(1,310)
Reclassification adjustment for (gains) losses on securities available-for-sale	1,214	149	(1,956)

Total income tax	(958)	(1,809)	(3,266)

Net change in unrealized gains (losses) on securities	$1,548	$2,920	$5,273

The balances in accumulated other comprehensive income as of December 31, 2009, are as follows:

Pension liability	$(3,000)
Unrealized gains on securities available-for-sale	5,645

Total accumulated other comprehensive income	$2,645

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions (2009—$1,214,000; 2008—$149,000; 2007—($1,956,000)) was as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Current:
Federal	$(4,644)	$(1,180)	$4,872
State	(907)	(767)	340
Deferred	(24,796)	(3,072)	(2,424)
Valuation allowance	601	—	—

Total income tax benefit	$(29,746)	$(5,019)	$2,788

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Tax on income before income taxes	$(48,712)	$(2,727)	$4,405
Increase (decrease) resulting from:
Tax-exempt income	(888)	(1,908)	(1,829)
Nondeductible expenses	70	186	251
Goodwill impairment charge	23,290	—	—
State income taxes, net of federal benefit	(2,731)	(604)	221
Tax credits	(172)	(172)	(291)
Other, net	(603)	206	31

	$(29,746)	$(5,019)	$2,788

The components of the net deferred tax asset included in the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$16,826	$7,929
Deferred compensation	1,025	1,370
Pension	225	877
Net operating loss carryforwards	14,806	792
Other	4,211	2,818

Total deferred tax assets	37,093	13,786

Deferred tax liabilities:
Premises and equipment	(227)	(812)
FHLB stock	(218)	(490)
Core deposit intangible premium	(527)	(757)
Unrealized gain on securities available-for-sale	(3,554)	(2,977)
Other	(855)	(1,236)

Total deferred tax liabilities	(5,381)	(6,272)

Net temporary differences	31,712	7,514
Valuation allowance	(601)	—

Net deferred tax asset	$31,111	$7,514

At December 31, 2009, the Corporation had state net operating loss carryforwards of $2.6 million, with varying expiration dates. The Corporation reviewed its deferred tax assets, including these carryforwards, to determine whether it is more likely than not that some portion of the deferred tax assets would not be realized. Based on this review, the Corporation established a valuation allowance of $601,000 for the tax benefit of a portion of these carryforwards as of December 31, 2009.

ASC Topic 740, “Income Taxes,” implements accounting requirements associated with uncertainty in income taxes and requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authorities. This is the minimum recognition threshold and measurement methodology required for a tax position taken or expected to be taken in a tax return to be recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of December 31, 2009, the Corporation had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets at December 31:

(In thousands)	2009	2008
Core deposit intangible, net of accumulated amortization	$1,360	$1,980
Trademarks, net of accumulated amortization	24	24

Total intangible assets	1,384	2,004

Goodwill	—	66,845

Total goodwill and intangible assets	$1,384	$68,849

The amortization expense relating to intangible assets was $619,000, $890,000, and $1,328,000 for 2009, 2008, and 2007, respectively.

As discussed in Note A, ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of this testing, management concluded that our goodwill was fully impaired as of March 31, 2009, and a goodwill impairment charge of $66.8 million ($304,000 of which related to GCM) was recognized for the quarter ended March 31, 2009. This charge eliminated all goodwill previously reflected on the Corporation’s balance sheet.

Estimated intangible assets amortization expense for the next five years and thereafter is:

Year	Amount
(In thousands)
2010	$450
2011	333
2012	249
2013	191
2014	79
Thereafter	58

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

In 2007 and 2008, under the provisions of the LTIP, the Compensation Committee awarded performance shares of stock to certain eligible employees. No awards were granted in 2009. The shares vest in equal amounts over a four-year period after they are earned.

A summary of the Corporation’s performance share activity for the years ended December 31, 2009, 2008 and 2007, follows:

	2009	2008	2007
Shares outstanding, beginning of year	46,632	35,450	18,750
Shares granted	—	79,332	70,300
Shares forfeited	(4,250)	(68,150)	(53,600)

Shares outstanding, end of year	42,382	46,632	35,450

Shares earned, beginning of year	44,632	30,950	18,750
Shares earned	—	13,682	15,200
Shares forfeited	(2,250)	—	(3,000)

Shares earned, end of year	42,382	44,632	30,950

Shares unearned, end of year	—	2,000	4,500

Shares outstanding, end of year	42,382	46,632	35,450

Compensation expense for year	$166,652	$202,354	$148,928

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

In April of 2004, the Corporation exchanged its options for options that had been issued by Enterprise. As a result of this transaction, the Corporation issued 16,731 options at an exercise price of $16.14 per share and 22,308 options at an exercise price of $17.21 per share. All of these options became fully vested at the change of control and expire between 2010 and 2013. At December 31, 2009, 11,154 of the $16.14 options and 14,872 of the $17.21 options were outstanding and exercisable.

ASC Topic 718 requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements; however, since all options were fully vested as of the effective date of this pronouncement, no expense was recognized in the income statement in 2007, 2008 or 2009.

A summary of the status of the Corporation’s stock option plans for the three years ended December 31, 2009, 2008, and 2007, follows:

	2009		2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	327,286	$23.01	327,286	$23.01	339,286	$23.07
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options cancelled	(22,000)	23.54	—	—	(12,000)	24.65

Options outstanding, end of year	305,286	22.97	327,286	23.01	327,286	23.01

Options exercisable at end of year	305,286	22.97	327,286	23.01	327,286	23.01

Weighted average fair value of options granted during year	$—		$—		$—

The following table summarizes information about stock options outstanding at December 31, 2009:

Exercise Price	Number Outstanding and Exercisable	Remaining Contractual Life In Years
$20.75	82,134	1.5
24.11	86,400	2.5
25.18	94,426	4.3
16.14	3,718	0.1
17.21	7,436	1.1
17.21	7,436	2.1
16.14	7,436	3.1
25.28	16,300	5.0

NOTE M - EMPLOYEE BENEFITS

The Corporation accounts for its defined benefit plan in accordance with ASC Topic 715. This guidance requires companies to recognize the funded status of a defined benefit plan (measured as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost.

The following table sets forth the defined benefit plan’s funded status and amounts recognized in the Corporation’s consolidated financial statements at December 31, 2009 and 2008:

	December 31,
$ in thousands	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$12,949	$13,210
Service cost	714	821
Interest cost	745	675
Actuarial loss (gain)	517	(219)
Administrative expenses paid	(126)	(129)
Benefits paid	(2,231)	(1,409)
Curtailments	63	—

Benefit obligation at end of year	12,631	12,949

Change in plan assets:
Fair value of plan assets at beginning of year	10,707	12,196
Return on plan assets	2,599	(2,651)
Employer contributions	1,100	2,700
Administrative expenses paid	(125)	(129)
Benefits paid	(2,231)	(1,409)

Fair value of plan assets at end of year	12,050	10,707

Funded status	$(581)	$(2,242)

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	6.25%
Compensation increase rate	3.50%	3.50%
Measurement date	12/31/2009	12/31/2008
Census date	1/1/2009	1/1/2008

	Years Ended December 31,
	2009	2008	2007
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.25%	6.00%	5.75%
Expected return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	3.50%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost	$714	$821	$638
Interest cost	745	675	691
Expected return on plan assets	(902)	(770)	(831)
Amortization of prior service costs	(87)	(93)	(126)
Recognized net actuarial loss	336	275	346
Cost of curtailments	60	—	—
Cost of settlements	828	—	—

Net periodic benefit cost	$1,694	$908	$718

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$(4,840)	$(7,185)	$(4,257)
Prior service cost (credit)	(19)	71	165

	(4,859)	(7,114)	(4,092)
Tax effect	(1,859)	(2,721)	(1,565)

Net	$(3,000)	$(4,393)	$(2,527)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

Amount
(In thousands)
Amortization of net actuarial loss	$353
Amortization of prior service cost	(79)

Total	$274

The accumulated benefit obligation for the defined benefit pension plan was $10.5 million and $10.7 million at December 31, 2009 and 2008, respectively.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	Amount
(In thousands)
2010	$1,133
2011	2,972
2012	907
2013	870
2014	1,268
2015-2019	5,588

Total	$12,738

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

The Corporation’s pension plan fair values and weighted-average asset allocations at December 31, 2009 and 2008, by asset category were as follows:

	12/31/09		12/31/08
($ in thousands)	Fair Value of Plan Assets	Asset Allocations	Fair Value of Plan Assets	Asset Allocations
Asset Category
Equity securities	$7,354	61%	$4,218	40%
Debt securities	4,619	38%	2,920	27%
Cash and cash equivalents	77	1%	3,569	33%

Total	$12,050	100%	$10,707	100%

The primary investment objective of the Corporation’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested based upon a moderate growth asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. For 2009, the assets are allocated in a target mix of 39% fixed income, 60% equity and 1% money market. For 2008, the assets were allocated in a target mix of 37% fixed income, 53% equity and 10% money market. The fixed income class is divided between a short-term government bond fund, a core fixed income bond fund, a high-yield bond fund and an international bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. This diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions and cash contributions by the Corporation, the target percentages may not be achieved at any one point in time. The asset category percentages for 2008 reflect a $2.7 million cash contribution made by the Corporation in late December. This contribution was worked into the portfolio gradually in 2009.

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

Equity securities do not include common stock of the Corporation. The fair values of all plan assets as of December 31, 2009 and 2008, were measured using quoted prices in active markets for identical assets and liabilities (Level 1 inputs, as defined by ASC Topic 820, “Fair Value Measurements and Disclosures”).

The Corporation has until September 15, 2010, to make any necessary cash contributions to the plan for 2009. While there is no minimum required contribution for 2009, the Corporation expects to contribute approximately $450,000 to the plan to maximize funding levels. There is no requirement to make a 2010 plan contribution by December 31, 2010.

No contributions were made to the Corporation’s nonleveraged ESOP in each of the three years ended December 31, 2009. At December 31, 2009, the plan held 289,280 shares of the Corporation’s common stock. Contributions to the 401(k) plan amounted to $525,000 in 2009, $1.1 million in 2008, and $604,000 in 2007. Contributions to the defined contribution plan totaled $515,000 in 2007. There were no contributions made to the defined contribution plan in 2009 or 2008.

The accrued liability for the supplemental retirement plan, accounted for under ASC Topic 715 approximates the projected benefit obligation. The accrued liability for this plan was $1,734,000 and $1,806,000 at December 31, 2009 and 2008, respectively. The amounts recognized in compensation expense were $118,000 for the year ended December 31, 2009, and $154,000 for the years ended December 31, 2008 and 2007.

Projected benefit payments under the supplemental retirement plan are anticipated to be paid as follows:

Year	Amount
(In thousands)
2010	$191
2011	191
2012	189
2013	168
2014	96
2015-2019	501

Total	$1,336

The accrued liability for the supplemental retirement and deferred compensation plans was $2,570,000 and $2,879,000 at December 31, 2009 and 2008, respectively. The amounts recognized in compensation expense were $390,000, ($368,000), and $29,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Compensation expense is impacted by the changes in market values of plan assets. As market values declined during 2008, the liabilities under the plans declined and the plans recognized income.

NOTE N - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The activity in loans to current directors, executive officers, and their affiliates during 2009 and 2008 is summarized as follows:

	December 31,
(In thousands)	2009	2008
Loans outstanding at beginning of year	$19,736	$13,966
New loans	8,209	24,084
Repayments	(13,702)	(18,314)

Loans outstanding at end of year	$14,243	$19,736

Also, in the normal course of business, the Corporation and its subsidiaries enter into transactions for services with companies and firms whose principals are directors and shareholders.

NOTE O - REGULATORY MATTERS

Generally, dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. At December 31, 2009, Cadence can not make dividend payments to the Corporation without prior approval. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current earnings. As the Corporation does not generate earnings on a stand-alone basis, it does not have the capability to pay common stock dividends without receiving dividends from Cadence.

Cadence is subject to the capital adequacy requirements of the OCC. The Corporation, as a bank holding company, is subject to the capital adequacy requirements of the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Cadence must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

The risk-based capital requirements of the Federal Reserve and the OCC define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Cadence Financial Corporation (Consolidated)		Cadence
($ In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total risk-based	$125,730	10.9%	$117,053	10.2%
Tier 1 risk-based	110,980	9.6%	102,338	8.9%
Tier 1 leverage	110,980	6.3%	102,338	6.0%
December 31, 2008:
Total risk-based	$164,255	11.4%	$153,652	10.4%
Tier 1 risk-based	146,164	10.1%	135,607	9.3%
Tier 1 leverage	146,164	7.7%	135,607	7.0%

The minimum amounts of capital and ratios as established by banking regulators are as follows:

December 31, 2009:
Total risk-based	$92,103	8.0%	$91,878	8.0%
Tier 1 risk-based	46,052	4.0%	45,939	4.0%
Tier 1 leverage	70,136	4.0%	68,616	4.0%
December 31, 2008:
Total risk-based	$115,569	8.0%	$115,274	8.0%
Tier 1 risk-based	57,785	4.0%	57,637	4.0%
Tier 1 leverage	76,472	4.0%	76,132	4.0%

Cadence is subject to capital adequacy guidelines of the OCC at the bank level that are substantially similar to the Federal Reserve guidelines. Although current regulatory guidelines state that a financial institution must have a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0%, and a Tier 1 leverage ratio of 5.0% to be considered “well-capitalized” in accordance with the regulations, the primary regulator has the ability to impose higher ratios on financial institutions. These higher standards are imposed if the regulator believes that the risk profile on the institution is higher than they consider appropriate. As part of an agreement entered into with the OCC in April 2009, Cadence was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of December 31, 2009, Cadence had a Tier 1 leverage ratio of 6.0% and a total risk-based capital ratio of 10.2%. As a result of not meeting the capital ratio requirements, the OCC has broad authority to take additional adverse actions against Cadence.

As a result of losses experienced by the Corporation in 2009 and Cadence’s requirement for additional capital to meet these higher ratios, there is a need for the Corporation to raise additional capital. The Corporation is currently seeking to raise this capital through all available sources, including public or private equity offerings. However, at this time, there can be no assurance as to the availability or terms upon which this capital might be available.

The Corporation is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2009 and 2008, the required reserve balance on deposit with the Federal Reserve Bank was approximately $600,000 and $250,000, respectively.

NOTE P - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at December 31, 2009 and 2008 is as follows:

	Contractual Amount December 31,
(In thousands)	2009	2008
Commitments to extend credit	$162,029	$257,797
Standby letters of credit	12,086	16,027

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2009, nor are any significant losses as a result of these transactions anticipated.

In June 2008, the FHLB of Dallas issued a $35 million standby letter of credit to the Bank to secure public funds.

The Corporation leases various premises and equipment under operating leases. At December 31, 2009, future minimum rental commitments are as follows:

Year	Amount
(In thousands)
2010	$1,691
2011	1,582
2012	1,515
2013	1,425
2014	1,357
Thereafter	7,715

Rental expense for premises and equipment for the years ended December 31, 2009, 2008, and 2007, were $1,491,000, $1,539,000, and $1,776,000, respectively.

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

NOTE R - SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash paid during the year for:
Interest	$35,893	$49,070	$67,093
Income taxes, net of refunds	—	2,554	7,064
Non-cash activities:
Transfers of loans to other real estate	34,357	16,251	8,979

NOTE S - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC Topic 825, “Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities; however, as of December 31, 2009, quoted market prices were available for all securities. The fair value of other securities, which consist of FHLB stock and Federal Reserve Bank stock, is estimated to be the carrying value, which is par.

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair values of demand deposits are, as required by ASC Topic 825, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

The estimated fair values of financial instruments, none of which are held for trading purposes, were as follows:

	December 31, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$297,035	$297,035	$61,233	$61,233
Securities available-for-sale	330,079	330,079	398,702	398,702
Securities held-to-maturity	2,671	2,741	21,358	22,115
Other securities	13,313	13,313	16,369	16,369
Loans	1,048,055	1,049,952	1,307,599	1,305,410
Liabilities:
Noninterest-bearing deposits	170,722	170,722	181,191	181,191
Interest-bearing deposits	1,329,088	1,315,583	1,279,968	1,285,294
Federal funds purchased and securities sold under agreements to repurchase	87,432	89,582	98,527	101,427
Subordinated debentures	30,928	30,928	30,928	30,928
FHLB and other borrowings	96,640	94,985	188,938	192,491

ASC Topic 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and establishes a hierarchy to prioritize the inputs used to measure fair value. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).

In accordance with the disclosure requirements of ASC Topic 820, the following table reflects assets measured at fair value on a recurring basis as of December 31, 2009. U. S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value using Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions, among other things.

(In thousands)	Total	Level 1	Level 2
Available-for-sale securities	$330,079	$321	$329,758

The following valuation methodologies are used for assets measured at fair value on a non-recurring basis and recognized in the Corporation’s consolidated balance sheets, as well as the general classification of these assets within the valuation hierarchy.

Impaired Loans – A loan is considered impaired when, based on current information, it is probable that the Corporation will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral-dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve within the allowance for loan losses. Any subsequent measurement adjustments are recorded as adjustments to the allowance for loan losses. Impaired loans are classified within Level 3 of the fair value hierarchy.

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

(In thousands)	Fair Value at December 31, 2009
Impaired loans	$67,785
Other real estate owned	34,259

NOTE T - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2009 and 2008, and statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007, of Cadence Financial Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
(In thousands)	2009	2008
Assets
Cash and cash equivalents	$8,385	$9,638
Securities available-for-sale	928	565
Investment in and advances to subsidiaries	141,057	206,661
Other assets	1,780	1,005

	$152,150	$217,869

Liabilities and Shareholders’ Equity
Other liabilities	$1,468	$1,376
Subordinated debentures	30,928	30,928
Shareholders’ equity	119,754	185,565

	$152,150	$217,869

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2009	2008	2007
Dividends from subsidiaries	$—	$6,548	$11,897
Other	37	427	929

Total income	37	6,975	12,826
Total expense	2,947	2,226	3,539

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(2,910)	4,749	9,287
Income tax benefit	1,261	683	998

Income (loss) before equity in undistributed earnings of subsidiaries	(1,649)	5,432	10,285
Equity in undistributed earnings (losses) of subsidiaries less than dividends	(108,285)	(8,788)	(492)

Net income (loss)	$(109,934)	$(3,356)	$9,793

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(109,934)	$(3,356)	$9,793
Equity in subsidiaries’ earnings less than dividends	108,285	8,788	492
Other, net	49	395	(10)

Net cash provided by (used in) operating activities	(1,600)	5,827	10,275

Cash Flows From Investing Activities
Payments for investments in and advances to subsidiaries	(41,000)	—	(180)
Purchase of investments available-for-sale	(174)	(5,856)	(6,213)
Proceeds from sales and maturities of securities available-for-sale	31	8,730	13,128
Other, net	—	187	—

Net cash provided by (used in) investing activities	(41,143)	3,061	6,735

Cash Flows From Financing Activities
Repayment of advances from subsidiaries	—	—	(6,000)
Dividends paid on common and preferred stock	(2,466)	(7,144)	(11,897)
Proceeds from issuance of preferred stock and warrants	44,000	—	—
Other, net	(44)	225	247

Net cash provided by (used in) financing activities	41,490	(6,919)	(17,650)

Net increase (decrease) in cash and cash equivalents	(1,253)	1,969	(640)
Cash and cash equivalents at beginning of year	9,638	7,669	8,309

Cash and cash equivalents at end of year	$8,385	$9,638	$7,669

NOTE U - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
2009
Total interest income	$21,673	$20,403	$20,170	$18,234
Total interest expense	9,353	9,753	8,577	7,364

Net interest income	12,320	10,650	11,593	10,870
Provision for loan losses	32,761	22,995	20,704	2,868

Net interest income (loss) after provision for loan losses	(20,441)	(12,345)	(9,111)	8,002
Total noninterest income, excluding securities gains (losses)	4,438	4,050	4,257	4,785
Securities gains (losses)	63	76	923	2,111
Total noninterest expenses	13,632	15,301	17,370	14,083
Impairment loss on goodwill	66,542	—	—	—
Income tax expense (benefit)	(12,088)	(9,490)	(8,475)	(77)

Net income (loss) from continuing operations	(84,026)	(14,030)	(12,826)	892
Net income (loss) from discontinued operations	(135)	20	399	(228)

Net income (loss)	(84,161)	(14,010)	(12,427)	664
Preferred stock dividend and accretion of discount	322	652	652	652

Net income (loss) applicable to common shareholders	$(84,483)	$(14,662)	$(13,079)	$12

Per share:
Net income (loss) from continuing operations, basic and diluted	$(7.05)	$(1.18)	$(1.08)	$0.07
Net income (loss) from discontinued operations, basic and diluted	(0.01)	—	0.03	(0.02)
Net income (loss), basic and diluted	(7.06)	(1.18)	(1.04)	0.06
Net income (loss) applicable to common shareholders, basic and diluted	(7.09)	(1.23)	(1.10)	—
Cash dividends declared to common shareholders	0.05	—	—	—
2008
Total interest income	$28,577	$25,706	$24,866	$23,574
Total interest expense	14,090	11,688	11,360	10,192

Net interest income	14,487	14,018	13,506	13,382
Provision for loan losses	3,000	3,300	11,703	10,596

Net interest income after provision for loan losses	11,487	10,718	1,803	2,786
Total noninterest income, excluding securities gains (losses)	4,420	4,127	4,735	4,295
Securities gains (losses)	203	(48)	65	165
Total noninterest expenses	12,731	12,531	16,006	12,573
Income tax expense (benefit)	809	391	(3,980)	(2,523)

Net income (loss) from continuing operations	2,570	1,875	(5,423)	(2,804)
Net income (loss) from discontinued operations	191	3	144	88

Net income (loss)	2,761	1,878	(5,279)	(2,716)
Preferred stock dividend and accretion of discount	—	—	—	—

Net income (loss) applicable to common shareholders	$2,761	$1,878	$(5,279)	$(2,716)

Per share:
Net income (loss) from continuing operations, basic	$0.22	$0.16	$(0.46)	$(0.24)
Net income (loss) from continuing operations, diluted	0.22	0.16	(0.45)	(0.23)
Net income (loss) from discontinued operations, basic and diluted	0.02	—	0.01	0.01
Net income (loss), basic and diluted	0.23	0.16	(0.44)	(0.23)
Net income (loss) applicable to common shareholders, basic and diluted	0.23	0.16	(0.44)	(0.23)
Cash dividends declared to common shareholders	0.25	0.25	0.05	0.05

NOTE V - PREFERRED STOCK

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal controls over financial reporting as of December 31, 2009. This evaluation was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, has been audited by the Corporation’s independent registered public accounting firm.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Reference is made to the material under the captions, “Election of Directors” and “Audit Committee Report,” in the Corporation’s proxy statement for its 2010 annual meeting, which is incorporated herein by reference, and “Executive Officers,” included in Part I, Item 1, of this report.

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

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the caption, “Executive Compensation,” in the Corporation’s proxy statement for its 2010 annual meeting, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the caption, “Stock Ownership of Directors, Officers, and Principal Shareholders,” in the Corporation’s proxy statement for its 2010 annual meeting, which is incorporated herein by reference.

The following table gives information about the common stock that may be issued upon the exercise of options under the Corporation’s existing equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	39,393	$25.22	707,618
Equity compensation plans not approved by security holders	265,893	$22.64	—

Note L to the Corporation’s Notes to Consolidated Financial Statements and the information contained under the caption, “Executive Compensation,” in the Corporation’s proxy statement to be mailed to shareholders in connection with the Corporation’s 2010 annual meeting of shareholders should also be read in connection with this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the caption, “Certain Relationships, Related Transactions and Indebtedness,” in the Corporation’s proxy statement for its 2010 annual meeting, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the caption, “Independent Public Accountant Fees,” in the Corporation’s proxy statement for its 2010 annual meeting, which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of Cadence Financial Corporation and subsidiaries are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2009:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2009 and 2008

Consolidated Statements of Income—Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

	3.1	Restated Articles of Incorporation of Cadence Financial Corporation (incorporated by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 13, 2008).

	3.2	Amended and Restated Bylaws of Cadence Financial Corporation (incorporated by reference to Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 12, 2009).

	3.3	Articles of Amendment to Articles of Incorporation of Cadence Financial Corporation (incorporated by reference to Annex B to the Corporation’s Definitive Proxy Statement on Schedule 14A filed with the Commission on November 18, 2008).

	3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.3 to the Corporation’s Current Report on Form 8-K filed with the Commission on January 14, 2009).

	4.1	Indenture Agreement of NBC Capital Corporation dated as of December 30, 2003, for $30,928,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2033, with U. S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 11, 2004).

**	10.1	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Lewis F. Mallory, Jr. (incorporated by reference to Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

**	10.2	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Mark A. Abernathy (incorporated by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

**	10.3	Employment Agreement Dated March 14, 2007, by and between Cadence Financial Corporation and Richard T. Haston (incorporated by reference to Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

**	10.4	NBC Capital Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on December 7, 2004).

**	10.5	NBC Capital Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 8, 2007).

	10.6	Agreement by and between Cadence Bank, N.A. and the Office of the Comptroller of the Currency effective April 17, 2009 (incorporated by reference to Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 21, 2009).

	10.7	Asset Purchase Agreement, dated as of August 31, 2009, by and among Cadence Bank, N.A., Galloway-Chandler-McKinney Insurance Agency, Inc., Galloway-Chandler-McKinney Insurance Agency of Columbus, LLC, Galloway-Chandler-McKinney Insurance Agency of West Point, LLC, Galloway-Chandler-McKinney Insurance Agency of Monroe County, LLC and Galloway-Chandler-McKinney Insurance Agency of Starkville, LLC (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on September 3, 2009).

	14	Cadence Financial Corporation’s Code of Ethics is posted on the Corporation’s website.

*	21.1	Subsidiaries of the Corporation

*	23.1	Consent of Independent Registered Public Accounting Firm

*	31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

*	31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	32.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

*	32.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
*	Filed herewith.
**	Indicates management contracts and compensatory plans and arrangements.

(b)	Exhibits

See exhibit index included in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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

/s/ Robert L. Calvert, III	/s/ Robert S. Caldwell, Jr.
Robert L. Calvert, III Director	Robert S. Caldwell, Jr. Director

/s/ Harry Stokes Smith	/s/ Robert A. Cunningham
Harry Stokes Smith Director	Robert A. Cunningham Director

/s/ James C. Galloway, Jr.	/s/ Clifton S. Hunt
James C. Galloway, Jr. Director	Clifton S. Hunt Director

/s/ Sammy J. Smith
Sammy J. Smith Director

Date: March 29, 2010