Form 10-Q
period 2010-03-31
CADENCE FINANCIAL CORP
filed 2010-05-12
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock, $1 Par Value – 11,911,564 shares as of March 31, 2010.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(In thousands, except per share data)	March 31, 2010	March 31, 2009

INTEREST INCOME
Interest and fees on loans	$13,677	$16,566
Interest and dividends on securities	3,713	5,058
Other interest income	151	49

Total interest income	17,541	21,673

INTEREST EXPENSE
Interest on deposits	5,943	7,159
Interest on borrowed funds	1,350	2,194

Total interest expense	7,293	9,353

Net interest income	10,248	12,320
Provision for loan losses	1,621	32,761

Net interest income (loss) after provision for loan losses	8,627	(20,441)

OTHER INCOME
Service charges on deposit accounts	1,832	2,005
Trust Department income	485	466
Other income	1,173	1,967
Securities gains (losses), net	(13)	63

Total other income	3,477	4,501

OTHER EXPENSE
Salaries and employee benefits	6,606	7,069
Premises and fixed asset expense	1,865	1,884
Impairment loss on goodwill	—	66,542
Other expense	5,743	4,679

Total other expense	14,214	80,174

Income (loss) from continuing operations, before income taxes	(2,110)	(96,114)
Income tax expense (benefit)	(896)	(12,088)

Net income (loss) from continuing operations	(1,214)	(84,026)

Loss from discontinued operations, before income taxes	—	(30)
Income tax expense	—	105

Net loss from discontinued operations	—	(135)

Net income (loss)	(1,214)	(84,161)
Preferred stock dividend and accretion of discount	658	322

Net income (loss) applicable to common shareholders	$(1,872)	$(84,483)

Net income (loss) per share from continuing operations - basic and diluted	$(0.10)	$(7.05)

Net loss per share from discontinued operations - basic and diluted	$—	$(0.01)

Net income (loss) per share - basic and diluted	$(0.10)	$(7.06)

Net income (loss) applicable to common shareholders per share - basic and diluted	$(0.16)	$(7.09)

Dividends per common share	$—	$0.05

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$21,624	$17,450
Interest-bearing deposits with banks	349,318	249,460
Federal funds sold and securities purchased under agreements to resell	339	30,125

Total cash and cash equivalents	371,281	297,035
Securities available-for-sale	345,381	330,079
Securities held-to-maturity (estimated fair value of $2,738 at March 31, 2010 and $2,741 at December 31, 2009)	2,670	2,671
Other securities	13,223	13,313

Total securities	361,274	346,063
Loans	1,046,611	1,091,477
Less: allowance for loan losses	(42,338)	(43,422)

Net loans	1,004,273	1,048,055
Interest receivable	7,011	7,338
Premises and equipment, net	30,807	31,247
Intangible assets	1,252	1,384
Other assets	114,108	113,333

Total Assets	$1,890,006	$1,844,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$170,847	$170,722
Interest-bearing deposits	1,372,807	1,329,088

Total deposits	1,543,654	1,499,810
Interest payable	1,722	2,046
Federal funds purchased and securities sold under agreements to repurchase	90,005	87,432
Subordinated debentures	30,928	30,928
Other borrowed funds	96,730	96,640
Other liabilities	8,095	7,845

Total liabilities	1,771,134	1,724,701

Shareholders’ Equity:
Preferred stock—$10 par value, authorized 10,000,000 shares; issued 44,000 shares	42,205	42,097
Common stock—$1 par value, authorized 50,000,000 shares; issued 11,911,564 shares as of March 31, 2010 and 11,912,564 shares as of December 31, 2009	11,912	11,913
Surplus	95,979	95,931
Retained earnings (accumulated deficit)	(34,704)	(32,832)
Accumulated other comprehensive income	3,480	2,645

Total shareholders’ equity	118,872	119,754

Total Liabilities and Shareholders’ Equity	$1,890,006	$1,844,455

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(In thousands)	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,214)	$(84,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	812	914
Deferred income taxes	(842)	(65)
Provision for loan losses	1,621	32,761
Net performance share activity	33	51
(Gains) losses on sale of securities, net	13	(63)
Impairment loss on goodwill	—	66,542
(Increase) decrease in interest receivable	327	486
(Increase) decrease in loans held for sale	1,021	665
(Increase) decrease in other assets	(521)	(17,807)
Increase (decrease) in interest payable	(324)	(638)
Increase (decrease) in other liabilities	340	2,944

Net cash provided by (used in) operating activities	1,266	1,629

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	18,637	70,247
Proceeds from sale of securities	86	10,278
Purchase of securities	(32,581)	(242,353)
(Increase) decrease in loans	41,140	20,212
(Additions) disposals of premises and equipment	(169)	(172)

Net cash provided by (used in) investing activities	27,113	(141,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	43,844	140,873
Issuance of preferred stock and warrants	—	44,000
Dividend paid on preferred stock	(550)	(220)
Dividend paid on common stock	—	(595)
Net change in federal funds purchased and securities sold under agreements to repurchase	2,573	(9,721)
Net change in short-term FHLB borrowings	—	(20,000)
Proceeds from long-term debt	—	35,000
Repayment of long-term debt	—	(13,309)

Net cash provided by (used in) financing activities	45,867	176,028

Net increase (decrease) in cash and cash equivalents	74,246	35,869
Cash and cash equivalents at beginning of period	297,035	61,233

Cash and cash equivalents at end of period	$371,281	$97,102

Cash paid during the period for:
Interest	$7,617	$9,991

Income tax	$—	$—

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”), Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Cadence Insurance Services of Mississippi (“CISM”) (formerly Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”)), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, NBC Service Corporation (“NBC Service”), a wholly-owned subsidiary of Cadence, and Commerce National Insurance Company (“CNIC”), a wholly-owned subsidiary of NBC Service. All significant intercompany accounts and transactions have been eliminated. On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM’s operations and changed its name to Cadence Insurance Services of Mississippi. See Note 11 for additional information relating to this transaction.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.

The Corporation’s management has evaluated the effect of subsequent events on these financial statements through the date the financial statements were issued.

Note 1. Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASC Subtopic 820-10). This guidance requires additional disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy and activity in Level 3 measurements. ASU No. 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. ASU No. 2010-06 is generally effective for reporting periods beginning after December 15, 2009. The Corporation adopted the guidance in ASU No. 2010-06 for the quarter ended March 31, 2010. Please refer to Note 9 of these Notes to Consolidated Financial Statements for disclosures related to the Corporation’s fair value measurements.

Note 2. Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired institutions in excess of the fair value of the net assets acquired. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other,” the Corporation did not amortize goodwill but periodically tested it for impairment using a two-step approach. The first step is to determine whether impairment could exist. If the results of the first step of testing indicate that impairment does not exist, the test is complete. If the results of the first step indicate that impairment could exist, the second step of testing must be performed. The Corporation completed its periodic impairment test in accordance with ASC 350 as of September 30, 2008. Based on the results of the first step of testing, management concluded that no impairment writedown was warranted as of September 30, 2008.

ASC Topic 350 also requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Several events occurred during the first quarter of 2009 that triggered an additional test of goodwill for impairment, including the Corporation’s results of operations for the three months ended March 31, 2009, the changes in credit quality of the Bank’s loan portfolio, and the continued general decline in the economy. The Corporation engaged an outside consultant to perform this additional goodwill impairment testing. Due primarily to the decline in the market value of the Corporation’s stock and the decline in prices paid in comparable bank acquisition transactions between December 31, 2008 and March 31, 2009, the first step of the goodwill impairment test indicated that potential impairment existed and the second step of testing should be performed to determine the amount of impairment. In the second step of the test, the Corporation’s balance sheet was marked to market to determine the current fair value of the goodwill that should be recorded on the balance sheet. The test concluded that the Corporation’s goodwill was fully impaired as of March 31, 2009. As a result, a goodwill impairment charge of $66.8 million ($304,000 of which related to GCM) was recognized as of that date, and the charge eliminated all goodwill previously reflected on the Corporation’s balance sheet.

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

The Corporation has one active Long Term Incentive Compensation Plan (the “LTIP”), which is administered by the Compensation Committee of the Board of Directors. Under the LTIP, 750,000 shares of common stock have been reserved for issuance to the Corporation’s eligible employees, as well as the directors and employees of certain of the Corporation’s affiliates. In 2007 and 2008, under the provisions of the LTIP, the Compensation Committee awarded performance shares of stock to certain eligible employees. No awards were granted in 2009 or in the quarter ended March 31, 2010. The shares vest in equal amounts over a four-year period after they are earned.

As of March 31, 2010, a total of 41,382 performance shares are outstanding, all of which have been earned. For the three months ended March 31, 2010 and 2009, compensation expense relating to performance shares totaled $47,000 and $52,000, respectively.

Note 4. Variable Interest Entities

Through a business trust subsidiary, the Corporation has issued $30.9 million in subordinated debentures that were used to support trust preferred securities. These debentures are the sole assets of the trust subsidiary. In accordance with ASC Topic 810, “Consolidation,” the trust subsidiary is not consolidated into the financial statements of the Corporation.

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net income (loss)	$(1,214)	$(84,161)
Net change in other comprehensive income, net of tax:
Realized (gains) losses included in net income	8	(39)
Unrealized gains (losses) on securities	827	1,507
Unrealized gains (losses) on interest rate swaps	—	(34)

Net change in other comprehensive income, net of tax	835	1,434

Comprehensive income (loss)	$(379)	$(82,727)

Accumulated other comprehensive income at beginning of period	$2,645	$237
Net change in other comprehensive income	835	1,434

Accumulated other comprehensive income at end of period	$3,480	$1,671

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic benefit cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Three Months Ended March 31,
	2010	2009
(In thousands)
Service cost	$170	$178
Interest cost	170	186
Expected return on assets	(200)	(225)
Net (gain)/loss recognition	90	84
Prior service cost amortization	(20)	(22)

Preliminary net periodic (benefit) cost	210	201
Immediate recognition due to settlement and curtailment	—	222

Net periodic (benefit) cost	$210	$423

The expected rate of return for 2010 and 2009 was 7.0%.

Note 7. Investment Securities

In accordance with ASC Topic 320, “Investments – Debt and Equity Securities,” for the three month period ended March 31, 2010, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months that could be considered other-than-temporary. As of March 31, 2010, approximately 8% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of March 31, 2010, is other-than-temporarily impaired.

Note 8. Derivative Instruments

In 2009, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. These transactions were cash flow hedges as defined by ASC Topic 815, “Derivatives and Hedging,” and they were accounted for under that guidance. As of March 31, 2010, the Corporation had no outstanding swaps.

For the three month period ended March 31, 2009, $34,000 in unrealized losses (net of tax) was recorded as an adjustment to accumulated other comprehensive income for the change in fair value of the Corporation’s outstanding swaps.

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

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$371,281	$371,281	$297,035	$297,035
Securities available-for-sale	345,381	345,381	330,079	330,079
Securities held-to-maturity	2,670	2,738	2,671	2,741
Other securities	13,223	13,223	13,313	1,313
Loans	1,004,273	1,004,258	1,048,055	1,049,952
Liabilities:
Noninterest-bearing deposits	170,847	170,847	170,722	170,722
Interest-bearing deposits	1,372,807	1,356,440	1,329,088	1,315,583
Federal funds purchased and securities sold under agreements to repurchase	90,005	91,650	87,432	89,582
Subordinated debentures	30,928	30,928	30,928	30,928
FHLB and other borrowings	96,730	94,899	96,640	94,985

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

In accordance with the disclosure requirements of ASC 820, the following table reflects assets measured at fair value on a recurring basis as of March 31, 2010. U. S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value using Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions, among other things.

(In thousands)	Total	Level 1	Level 2
Available-for-sale securities:
U. S. Treasury securities	$319	$319	$—
Obligations of other U. S. government agencies	44,929	—	44,929
Obligations of states and municipal subdivisions	28,604	—	28,604
Mortgage-backed securities	231,927	—	231,927
Other securities	39,602	—	39,602

Total	$345,381	$319	$345,062

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

(In thousands)	Fair Value at March 31, 2010
Impaired loans	$80,598
Other real estate owned	34,787

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

As a result of this transaction, the consolidated statement of income for the three months ended March 31, 2009, has been restated to reflect GCM’s operations as discontinued operations. Summarized financial information for discontinued operations is as follows:

(In thousands)	Three Months Ended March 31, 2009
Income	$1,340
Expense	1,370

Loss from discontinued operations	(30)
Income tax expense	105

Net loss from discontinued operations	$(135)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three months ended March 31, 2010. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-

looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009, and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

Summary of Quarter Ended March 31, 2010

Net Interest Income. Our net interest income declined from $12.3 million in the first quarter of 2009 to $10.2 million in the first quarter of 2010. For the first quarter of 2010, our net interest margin was 2.41%, compared to 2.64% for the first quarter of 2009. This 23 basis point decrease in margin resulted primarily from our intentionally building liquidity by accumulating deposits and investing in short-term assets with lower yields and our inability to decrease our cost of funding at the same rate that our yields declined on our earning assets. When comparing the first quarter of 2010 to the same quarter of 2009, we lost 53 basis points of yield on our earning assets but only reduced the cost of funds by 39 basis points. Our average earning assets declined by $163.4 million, or 8.6% between the first quarter of 2009 and the first quarter of 2010.

Provision for Loan Losses. Our provision for loan losses was $1.6 million for the first quarter of 2010, as compared to $32.8 million for the first quarter of 2009. We incurred $2.7 million in net charge-offs for the first quarter of 2010, compared to $14.4 million for the first quarter of 2009. In 2009, we experienced a significant increase in non-performing loans, mostly due to real estate construction and development loans. However, for the first quarter of 2010, our non-performing loan balance remained relatively flat compared to the fourth quarter of 2009.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, declined by $948,000, or 21.4%, between the first quarter of 2009 and the first quarter of 2010, primarily due to lower service charges and other noninterest income.

Other Expense (Noninterest Expense). During the first quarter of 2010, total noninterest expenses declined by $66.0 million from the same period of 2009. This decline resulted from a $66.5 million impairment loss on goodwill recognized in the first quarter of 2009. All of our major noninterest expense categories declined from 2009 to 2010 except our other noninterest expenses, which include higher OREO-related expenses. Other expenses in the first quarter of 2010 also included approximately $550,000 in one-time costs related to the earnings improvement project we commissioned during this period. These costs included consulting fees and severance costs that were expensed in the first quarter of 2010.

Net Income/(Loss). For the first quarter of 2010, we reported a net loss applicable to common shareholders of $1.9 million, or $(0.16) per common share, compared to a net loss of $84.5 million, or $(7.09) per common share, for the first quarter of 2009.

Loan Portfolio. As of March 31, 2010, our loan portfolio was $1.047 billion, distributed among commercial real estate loans, commercial and industrial loans, 1-4 family mortgages and consumer loans. As of March 31, 2010, our loan portfolio was composed of approximately 56.0% variable rate loans and 44.0% fixed rate loans. Beginning in the third quarter of 2008, we made a concerted effort to reduce our concentration in commercial real estate loans, particularly residential construction and development loans, which typically have higher yields but also higher risk. Overall, our average loan balances declined by approximately $240.7 million, or 18.3%, from the first quarter of 2009 to the first quarter of 2010, from $1.314 billion for the first quarter of 2009 to $1.073 billion for the first quarter of 2010.

Investment Portfolio. The average balance of our investment portfolio was $343.6 million for the first quarter of 2010, compared to $467.8 million for the first quarter of 2009, representing a decrease of $124.2 million, or 26.5%. However, our yield on securities only declined by 1 basis point to 4.38% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from the first quarter of 2009 to the first quarter of 2010, from $108.3 million to $309.8 million. This increase resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets increased from 0.18% for the first quarter of 2009 to 0.20% for the first quarter of 2010.

Deposits and Other Interest-Bearing Liabilities. Our overall cost of funds declined by 39 basis points between the first quarter of 2009 and the first quarter of 2010. Average borrowed funds declined by $104.0 million, or 32.8%, for the first quarter of 2010 compared to the first quarter of 2009. Average interest-bearing deposits increased slightly to $1.343 billion for the first quarter of 2010, compared to $1.341 billion for the first quarter of 2009.

Outlook for the Remainder of 2010

Our most significant challenges for 2010 are credit quality and raising capital. We have taken an aggressive stance in addressing credit issues in our loan portfolio to minimize future risks. We have increased our focus on underwriting standards and have revamped our loan policy. We also have a special assets team in place to manage workout situations and to assist in the timely disposition of defaulted assets. Our management information systems relating to loan concentrations provide us with current and detailed information about the status of the loans in our portfolio. We feel that these steps place us in the best position possible to manage credit quality; however, credit quality will remain an issue as long as current economic trends, including increasing unemployment rates and depressed real estate prices, continue.

We expect our loan portfolio balance to decline slightly during the first part of 2010, as we continue to reduce our lending exposure to commercial real estate loans and face the challenges of the current economic environment. Currently, we expect that interest rates will remain flat through the second quarter of 2010. We based our 2010 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We also expect our wholesale borrowing costs to continue to decline in 2010. We intend to use our excess liquidity to absorb maturing wholesale liabilities to reduce interest expense.

As part of an agreement entered into with the Office of the Comptroller of the Currency (the “OCC”) in April 2009, Cadence was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of March 31, 2010, Cadence had a Tier 1 leverage ratio of 5.6% and a total risk-based capital ratio of 10.5%. As a result of our recent losses and Cadence’s requirement for additional capital to meet these higher ratios, we have a need to raise additional capital. We are currently seeking to raise this capital through all available sources, including public or private equity offerings. It is difficult in the current economic environment for financial institutions to raise capital; however, we will continue our efforts to raise capital and meet the required capital ratios during our 2010 fiscal year. Any capital raise pursuant to a private placement that would exceed NASDAQ guidelines would require prior shareholder approval.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our franchise. We have commissioned an earnings improvement project, which is currently in process, to look aggressively at reducing our overhead expenses during 2010 and forward. During the first quarter of 2010, we began restructuring certain operations and delivery channels to our customers and eliminated some redundant staff positions. Currently, the project is focused on noninterest income, expense control, product design and delivery, improved processing and accountability. We have established process improvement teams to focus on ongoing programs to enhance our efficiencies and improve the delivery of services to our customers. We expect that these programs will improve our product offerings, customer service, and overall profitability. These programs should be fully implemented during the second half of 2010. We continue to leverage the investments in infrastructure that we have made over the past few years and believe that they will continue to have a positive impact on our costs going forward. Reducing our efficiency ratio remains a key objective. However, our noninterest expenses for 2010 will continue to be negatively affected by significant FDIC insurance premiums and costs associated with OREO.

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

Critical Accounting Policies and Other Accounting Issues

Our accounting and financial reporting policies conform to United States generally accepted accounting principles and to general practices within the banking industry. Note A of the Notes to Consolidated Financial Statements in our annual report contains a summary of our accounting policies. Management is of the opinion that Note A, read in conjunction with all other information in our annual report on Form 10-K for the year ended December 31, 2009, and the information in this quarterly report, including this Management’s Discussion and Analysis, should be sufficient to provide the reader with the information needed to understand our financial condition and results of operations.

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

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors, including general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of the allowance for loan losses was $2.0 million, or 4.6% of the total allowance, as of March 31, 2010, and $2.7 million, or 6.3% of the total allowance, as of December 31, 2009.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Cadence’s executive committee and our full Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $42.3 million as of March 31, 2010, compared to $43.4 million as of December 31, 2009.

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

In selecting the expected rate of return, management, in consultation with the plan trustees, selected a rate based on assumptions compared to recent returns and economic forecasts. We consider the current allocation of the portfolio and the probable rates of return of each investment type. In selecting the appropriate discount rate, management, with the assistance of actuarial consultants, performs an analysis of the plan’s projected benefit cash flows against discount rates from a national Pension Discount Curve (a yield curve used to measure pension liabilities). Based on the analysis, in 2009, management used a discount rate of 6.25% and an expected rate of return of 7.0%. From a historical perspective, the plan’s rate of return for 2009 was 23.8%. Additionally, our philosophy has been to fund the plan annually to the maximum amount deductible under the Internal Revenue Service (“IRS”) rules. As of December 31, 2009, the plan had a current accumulated benefit obligation of approximately $10.5 million, and plan assets with a fair value of approximately $12.1 million.

ASC Topic 715, “Compensation-Retirement Benefits,” requires us to recognize the funded status of the plan (defined as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. Detailed information on our pension plan and the related impacts of these changes on the amounts recorded in our financial statements can be found in Note M (Employee Benefits) of the Notes to Consolidated Financial Statements in our December 31, 2009 Form 10-K (audited).

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

As of March 31, 2010, our investment portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

Income Taxes. The calculation of our income tax provision is complex and requires the use of estimates and judgment in its determination. We are subject to the income tax laws of the various jurisdictions where we conduct business, and we estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. For additional information, see Note J (Income Taxes) of the Notes to Consolidated Financial Statements in our December 31, 2009 Form 10-K (audited).

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

Comparison of Results of Operations for the Quarters Ended March 31, 2010 and 2009

Net Income/(Loss)

For the first quarter of 2010, we reported a net loss of $1.9 million, or $(0.16) per common share, compared to a net loss of $84.5 million, or $(7.09) per common share, for the first quarter of 2009.

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

Net interest income decreased by $2.1 million, or 16.8%, from $12.3 million for the first quarter of 2009 to $10.3 million for the first quarter of 2010. Between the first quarter of 2009 and the first quarter of 2010, the net interest margin declined from 2.64% to 2.41%. During this period, we lost 53 basis points of yield on our earning assets while only decreasing our cost of funds by 39 basis points.

The declining yield on earning assets is mostly attributable to changes in mix and volumes. Average earning assets declined from $1.890 billion in the first quarter of 2009 to $1.726 billion in the first quarter of 2010. This decline is primarily due to a $240.7 million decrease in average loan balances from the first quarter of 2009 to the first quarter of 2010 and a $124.2 million decrease in average investment securities during the same period. These declines were partially offset by a $201.4 million increase in federal funds sold and other interest-bearing assets, as we intentionally built liquidity by accumulating deposits and investing in short-term assets.

The decrease in our cost of funds from the first quarter of 2009 to the first quarter of 2010 was impacted by rates and volumes. While our average interest-bearing deposits only increased by $2.0 million from the first quarter of 2009 to the first quarter of 2010, our deposit cost declined by 37 basis points. However, our average balance of other borrowings declined by $104.0 million over this period, and our cost of other borrowings declined by 23 basis points.

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	Average Balance
(Dollars in thousands)	Quarter Ended 3/31/10	Quarter Ended 3/31/09
EARNING ASSETS:
Net loans	$1,073,061	$1,313,743
Federal funds sold and other interest-bearing assets	309,757	108,311
Securities:
Taxable	339,922	362,826
Tax-exempt	3,694	104,967

Totals	1,726,434	1,889,847

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,342,590	1,340,621
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	213,228	317,254

Totals	1,555,818	1,657,875

Net amounts	$170,616	$231,972

	Interest for
(Dollars in thousands)	Quarter Ended 3/31/10	Quarter Ended 3/31/09
EARNING ASSETS:
Net loans	$13,677	$16,566
Federal funds sold and other interest-bearing assets	151	49
Securities:
Taxable	3,669	4,038
Tax-exempt	44	1,020

Totals	17,541	21,673

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	5,943	7,159
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	1,350	2,194

Totals	7,293	9,353

Net amounts	$10,248	$12,320

	Yields Earned And Rates Paid (%)
	Quarter Ended 3/31/10	Quarter Ended 3/31/09
EARNING ASSETS:
Net loans	5.17	5.13
Federal funds sold and other interest-bearing assets	0.20	0.18
Securities:
Taxable	4.38	4.51
Tax-exempt	4.82	3.94

Totals	4.12	4.65

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.80	2.17
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.57	2.80

Totals	1.90	2.29

Net amounts	2.41	2.64

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	7.42	6.08

Total earning assets	4.13	4.77

Net yield on earning assets	2.41	2.76

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

	Quarter Ended March 31, 2010
	Over Quarter Ended March 31, 2009
	Change Due To:
(In thousands)	Total	Rate	Volume
Earning assets:
Loans	$(2,889)	$128	$(3,017)
Securities:
Taxable	(369)	(116)	(253)
Tax exempt	(976)	294	(1,270)
Federal funds sold and other	102	6	96

Total earning assets	$(4,132)	$312	$(4,444)

Interest-bearing liabilities:
Interest-bearing deposits	$(1,216)	$(1,227)	$11
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(844)	(169)	(675)

Total interest-bearing liabilities	$(2,060)	$(1,396)	$(664)

(1)	Change in volume is the change in volume times the previous period’s rate.
(2)	Change in rate is the change in rate times the previous period’s balance.
(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The Board of Directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses declined from $32.8 million during the first quarter of 2009 to $1.6 million in the first quarter of 2010. We were able to reduce our provision for loan losses for the first quarter of 2010 because of a significant decrease in net charge-offs, as well as slight declines in our nonperforming and classified loans. We incurred $2.7 million in net charge-offs for the first quarter of 2010, compared to $14.4 million for the first quarter of 2009. Our allowance for loan losses was $42.3 million as of March 31, 2010, compared to $43.4 million at December 31, 2009.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions. One of our strategic objectives has been, and continues to be, to increase the level of our other income. Our other income, exclusive of securities gains and losses, decreased by $948,000, or 21.4%, from the first quarter of 2009 to the first quarter of 2010. The following table presents for the periods indicated the major categories of noninterest income and the changes in the first quarter of 2010 compared to the first quarter of 2009:

	Quarter Ended March 31,
(In thousands)	2010	2009	Change
Service charges on deposit accounts	$1,832	$2,005	$(173)
Trust Department income	485	466	19
Other income	1,173	1,967	(794)

Total other income	$3,490	$4,438	$(948)

Our service charges on deposit accounts declined 8.6% from the first quarter of 2009 to the first quarter of 2010 primarily due to fewer insufficient funds fees charged in 2010. We believe that the decline in fees has resulted from our customers becoming better stewards of their funds and the increased use of electronic banking that provides our customers with real-time feedback on account balances. The 40.4% decrease in other noninterest income resulted primarily from insurance proceeds from a bank owned life insurance policy of approximately $645,000 received in the first quarter of 2009, and $150,000 from the first quarter 2009 reversal of an accrual that was established at the time of our most recent acquisition.

We recognized $13,000 in net securities losses during the first quarter of 2010, compared to $63,000 in net securities gains during the first quarter of 2009.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses declined by $66.0 million during the first quarter of 2010, compared with the first quarter of 2009. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the first quarter of 2010 compared to the first quarter of 2009:

	Quarter Ended March 31,
(In thousands)	2010	2009	Change
Salaries and employee benefits	$6,606	$7,069	$(463)
Premises and fixed asset expense	1,865	1,884	(19)
Impairment loss on goodwill	—	66,542	(66,542)
Other expense	5,743	4,679	1,064

Total other expense	$14,214	$80,174	$(65,960)

Salaries and employee benefits declined by 6.5% from the first quarter of 2009 to the first quarter of 2010. This decrease resulted mostly from certain staff reductions that were made in the first quarter of 2010, as a result of our ongoing earnings improvement project. As our customers continue to embrace our electronic banking services, the transaction volume in our branches has been reduced. We also combined some redundant positions and eliminated others, as we restructured our operations and delivery of services to our customers. We expect salaries and employee benefits expenses to decline further in the second quarter of 2010, as the first quarter 2010 expenses include severance packages related to the staff reductions.

In accordance with the provisions of ASC Topic 350 and based on the results of a third party analysis, we recognized a $66.5 million impairment loss on goodwill as of March 31, 2009. This impairment charge eliminated all goodwill from our balance sheet, including approximately $304,000 relating to GCM Insurance (reflected in discontinued operations on the consolidated statement of income). Other noninterest expenses increased by 22.8%, due to three main factors. Expenses relating to OREO increased from $562,000 for the first quarter of 2009, to $1.2 million for the first quarter of 2010. We also incurred $250,000 in losses on letters of credit in the first quarter of 2010. Finally, other noninterest expenses for the first quarter of 2010 included consulting fees related to our earnings improvement project.

Changes in our income tax expense have generally paralleled changes in income. The income tax benefits for the first quarters of 2009 and 2010 resulted from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Financial Condition as of March 31, 2010

Summary

Total assets were $1.890 billion as of March 31, 2010, compared to $1.844 billion as of December 31, 2009. Our loan portfolio balance was $1.047 billion as of March 31, 2010, compared to $1.091 billion as of December 31, 2009, a decrease of $44.9 million, or 4.1%. Our investment portfolio balance was $361.3 million as of March 31, 2010, compared to $346.1 million as of December 31, 2009, an increase of $15.2 million, or 4.4%. Total deposits were $1.544 billion as of March 31, 2010, compared to $1.500 billion as of December 31, 2009, an increase of $43.8 million, or 2.9%. Shareholders’ equity remained relatively flat at $118.9 million as of March 31, 2010, compared to $119.8 million as of December 31, 2009.

Loan Portfolio

Historically, our lending focus has been distributed among commercial real estate, commercial and industrial loans, 1-4 family mortgages and consumer loans. Total commercial, financial and agricultural loans, which consist primarily of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans, accounted for 16.2% of our loan portfolio as of March 31, 2010, compared to 17.0% as of December 31, 2009. Total real estate loans, which are secured by commercial real estate, one-to-four family residential properties and multi-family dwelling units, accounted for 73.5% of our loan portfolio as of March 31, 2010, compared to 72.7% as of December 31, 2009. Total consumer loans, which consist of home improvement, mobile home, automobile and unsecured personal loans, made up 1.8% of our loan portfolio as of March 31, 2010 and December 31, 2009.

Total loans were $1.047 billion as of March 31, 2010, a decrease of $44.9 million, or 4.1%, compared to total loans of $1.091 billion as of December 31, 2009. The majority of the decline in loans occurred in commercial real estate loans due primarily to payoffs and chargedowns.

The following table summarizes our loan portfolio by type of loan and type of customer as of the dates indicated:

	As of March 31, 2010		As of December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial:
Commercial	$169,230	16.2%	$185,466	17.0%
Commercial real estate	590,794	56.4%	612,706	56.1%
Real estate construction	29,094	2.7%	30,000	2.8%

Total commercial	789,118	75.3%	828,172	75.9%

Consumer:
Residential real estate	82,110	7.9%	83,744	7.7%
Home equity lines	66,936	6.4%	67,185	6.2%
Other consumer loans	18,807	1.8%	20,177	1.8%

Total consumer	167,853	16.1%	171,106	15.7%

Other	89,640	8.6%	92,199	8.4%

Total loans	$1,046,611	100.0%	$1,091,477	100.0%

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of March 31, 2010, are summarized in the following table:

	As of March 31, 2010
(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial:
Commercial	$54,295	$111,712	$3,223	$169,230
Commercial real estate	153,787	331,634	105,373	590,794
Real estate construction	14,197	3,723	11,174	29,094

Total commercial	222,279	447,069	119,770	789,118

Consumer:
Residential real estate	10,647	23,377	48,086	82,110
Home equity lines	2,554	14,969	49,413	66,936
Other consumer loans	4,663	10,744	3,400	18,807

Total consumer	17,864	49,090	100,899	167,853

Other	80,074	8,350	1,216	89,640

Total loans	$320,217	$504,509	$221,885	$1,046,611

Loans with a fixed interest rate	$117,639	$289,916	$46,530	$454,085
Loans with variable interest rate	202,578	214,593	175,355	592,526

Total loans	$320,217	$504,509	$221,885	$1,046,611

As of March 31, 2010, our loan portfolio was composed of approximately 44.0% fixed interest rate loans and 56.0% variable interest rate loans. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loans rates are substantially lower than rates on existing mortgages due primarily to refinancings of adjustable rate and fixed rate loans at lower rates.

Higher-Risk Loans

Our loan portfolio does not include several types of loans generally considered higher-risk, such as option adjustable-rate mortgage loans, junior lien mortgages, high loan-to-value mortgages, interest-only loans, subprime loans, and loans with teaser rates. Management believes that the highest risk loans in our portfolio are our construction and land development loans.

We entered the Memphis, Birmingham, and Middle Tennessee markets late in the most recent real estate boom cycle. Consequently, our build-up in our construction and land development portfolio and the subsequent lack of demand for residential real estate due to declines in the mortgage markets caused our loan quality to deteriorate. In mid-2008, we established a moratorium on residential construction and development lending. From March 31, 2009 to March 31, 2010, we reduced our exposure in our construction and land development portfolio by $155.5 million, or 49.9%.

The following table reflects the composition of our construction and land development portfolio by market:

(In thousands)	As of March 31, 2010		As of December 31, 2009		As of March 31, 2009
	Balance	%	Balance	%	Balance	%
Birmingham	$14,363	9.2%	$17,043	10.3%	$22,799	7.3%
Florida	28,299	18.1%	25,600	15.4%	28,119	9.0%
Georgia	9,908	6.3%	10,820	6.5%	12,082	3.9%
Memphis	29,553	18.9%	29,816	18.0%	68,540	22.0%
Middle Tennessee	37,466	23.9%	43,420	26.1%	133,855	42.9%
Mississippi	26,548	17.0%	29,796	17.9%	34,308	11.0%
Tuscaloosa	10,256	6.6%	9,717	5.8%	12,221	3.9%

Total	$156,393	100.0%	$166,212	100.0%	$311,924	100.0%

During 2010, we have charged off approximately $1.3 million related to loans in this segment of our portfolio. As of March 31, 2010, our allowance for loan losses includes approximately $17.2 million allocated to construction and land development loans.

All commercial real estate loans, exclusive of the loans discussed above, total approximately $461.4 million as of March 31, 2010. Of this total, 53% represents owner occupied commercial real estate, and 47% represents non-owner occupied commercial real estate.

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

Delinquent and Nonperforming Assets

We have several procedures that are designed to maintain the overall quality of our loan portfolio. We have established underwriting guidelines that are followed by our management and delinquency levels are monitored by our executive committee and reviewed by the board of directors for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

(Dollars in thousands)	As of March 31, 2010	As of December 31, 2009	As of March 31, 2009
Nonaccrual loans	$30,361	$41,096	$33,051
Accruing loans past due 90 days or more	3,734	5,582	5,774
Restructured loans	35,716	23,505	5,325

Total nonperforming loans	69,811	70,183	44,150
Other real estate	34,787	34,259	19,208

Total nonperforming assets	$104,598	$104,442	$63,358

Nonperforming assets to total loans and other real estate	9.67%	9.28%	4.83%

The increase in nonperforming assets in 2009 was due primarily to the continued decline in the economy, resulting in continued deterioration in the construction and development sector of our loan portfolio.

As of March 31, 2010, other real estate was comprised primarily of residential real estate developments in various stages of completion.

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

Allowance for Loan Losses

The allowance for loan losses was $42.3 million as of March 31, 2010, compared to $43.4 million as of December 31, 2009. The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

(Dollars in thousands)	Quarter Ended March 31, 2010	Year Ended December 31, 2009
Average loans outstanding	$1,073,061	$1,237,411

Total loans outstanding at end of period	$1,046,611	$1,091,477

Allowance for loan losses at beginning of period	$43,422	$20,730
Charge-offs:
Commercial, financial and agricultural	(846)	(8,143)
Real estate	(3,120)	(49,944)
Installment loans and other	(142)	(755)

Total charge-offs	(4,108)	(58,842)

Recoveries:
Commercial, financial and agricultural	261	1,224
Real estate	1,049	695
Installment loans and other	93	287

Total recoveries	1,403	2,206

Net charge-offs	(2,705)	(56,636)
Provision for loan losses	1,621	79,328

Allowance for loan losses at end of period	$42,338	$43,422

Ratio of net charge-offs to average loans outstanding	0.25%	4.58%
Ratio of allowance for loan losses to period end loans	4.05%	3.98%
Ratio of allowance for loan losses to nonperforming loans	60.65%	61.87%

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

	As of March 31, 2010		As of December 31, 2009
(In thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$80,598	$14,193	$67,785	$11,407
Pooled loans	966,013	26,183	1,023,692	29,275
Unallocated component	—	1,962	—	2,740

Totals	$1,046,611	$42,338	$1,091,477	$43,422

Management believes that the allowance for loan losses as of March 31, 2010, is adequate to cover losses inherent in the portfolio as of such date.

Investment Portfolio

The investment portfolio serves as a source of liquidity and earnings and is used to manage interest rate risk and to ensure collateral is available for pledging requirements. Our investment portfolio primarily consists of agency mortgage-backed securities, pooled government guaranteed SBA loans and taxable and non-taxable municipal securities. Securities within the portfolio are classified as held-to-maturity or available-for-sale. As of March 31, 2010, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called accumulated other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in liquidity needs, changes in tax strategies, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $345.4 million as of March 31, 2010, compared to $330.1 million as of December 31, 2009. As of March 31, 2010, $231.9 million, or 67.2%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $227.3 million, or 68.9%, as of December 31, 2009. The remainder of the available-for-sale portfolio was invested primarily in government securities.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity or on a long-term basis are classified as held-to-maturity. Held-to-maturity securities were $2.7 million as of March 31, 2010 and December 31, 2009. All of the securities in the held-to-maturity category were issued by state and municipal subdivisions.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	As of March 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$223,926	$8,648	$647	$231,927
Other securities	110,855	2,845	246	113,454

Total	$334,781	$11,493	$893	$345,381

Held-to-maturity:
Other securities	$2,670	$68	$—	$2,738

	As of December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$219,635	$8,358	$706	$227,287
Other securities	101,235	2,087	530	102,792

Total	$320,870	$10,445	$1,236	$330,079

Held-to-maturity:
Other securities	$2,671	$70	$—	$2,741

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

As of March 31, 2010, we had net unrealized gains of $10.7 million in the investment portfolio compared to net unrealized gains of $9.3 million as of December 31, 2009. The $1.4 million increase in net unrealized gains is primarily attributable to changes in market interest rates from December 31, 2009 to March 31, 2010.

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

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of March 31, 2010. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	As of March 31, 2010
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available-for-sale:
Mortgage-backed securities	$1,113	3.94%	$7,340	4.19%	$10,836	4.98%	$212,638	4.64%	$231,927	4.64%
Other securities	2,290	4.33%	7,397	4.18%	24,588	3.51%	78,515	4.56%	112,790	4.30%

Total	3,403	4.21%	14,737	4.19%	35,424	3.96%	291,153	4.62%	344,717	4.53%

Held-to-maturity:
Other securities	—	—	—	—	1,670	9.17%	1,000	9.73%	2,670	9.38%

Equity and other securities	—	—	—	—	—	—	13,887	2.16%	13,887	2.16%

Total securities	$3,403	4.21%	$14,737	4.19%	$37,094	4.20%	$306,040	4.53%	$361,274	4.48%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. A third party analysis of our mortgage-backed securities as of March 31, 2010 showed the estimated average lives for fixed MBSs to be 4.2 years. The average life of the total investment portfolio is 4.9 years as of March 31, 2010.

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

As of March 31, 2010, core deposits (which we define as all deposits other than brokered deposits, 50% of time deposits $100,000 and greater and 50% of public funds) were $1.229 billion, or 79.6% of total deposits, while non-core deposits, including brokered deposits, made up 20.4% of total deposits. Total deposits increased to $1.544 billion as of March 31, 2010, compared to $1.500 billion as of December 31, 2009, an increase of $43.8 million, or 2.9%. Noninterest-bearing deposits remained virtually flat; however, interest-bearing deposits, primarily time deposits, increased by 3.3%.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. In addition, we have at times offered special products or attractive rates so that our deposits will keep up with our need for liquidity. The average cost of deposits, including noninterest-bearing deposits, for the first quarter of 2010 was 1.59%, compared to 1.84% for the year ended December 31, 2009.

The following table presents the daily average balances and rates paid on deposits for the periods indicated:

	Quarter Ended March 31, 2010		Year Ended December 31, 2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$174,523	—	$176,370	—
Interest-bearing demand (1)	567,310	1.04%	562,253	1.15%
Savings	45,574	0.45%	43,887	0.43%
Time deposits	729,706	2.47%	722,293	2.91%

Total	$1,517,113	1.59%	$1,504,803	1.84%

(1)	Includes money market accounts.

The following table provides the amount of our time deposits as of March 31, 2010, that are $100,000 and greater by time remaining until maturity:

(In thousands)	As of March 31, 2010

Three months or less	$49,227
Over three months through six months	111,093
Over six months through one year	163,327
Over one year	111,764

Total	$435,411

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

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We use borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically FHLB advances, which have terms ranging from overnight to several years. All FHLB borrowings are collateralized by investment securities or first mortgage loans. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to a subsidiary trust. As of March 31, 2010, securities with a carrying value of $280.1 million and loans with a carrying value of $370.3 million were pledged as collateral.

Our borrowings and repurchase agreements were $186.7 million as of March 31, 2010. The outstanding balance as of March 31, 2010, includes $95.0 million in long-term FHLB advances, $50.0 million in repurchase agreements with brokerage firms and $41.7 million in repurchase agreements with clients and treasury tax and loan note payable.

The following table summarizes our outstanding borrowings and repurchase agreements of the dates indicated:

(Dollars in thousands)	As of March 31, 2010	As of December 31, 2009

Ending balance	$186,735	$184,072
Average balance for the period	182,300	242,661
Maximum month-end balance during the period	186,735	293,704
Average interest rate for the period	2.48%	2.57%
Weighted average interest rate at the end of the period	2.48%	2.44%

Note: This table includes federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds (primarily FHLB advances).

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

Shareholders’ Equity

Shareholders’ equity was $118.9 million as of March 31, 2010, compared to $119.8 million as of December 31, 2009. During the first quarter of 2010, we reported a net loss applicable to common shareholders of $1.9 million. Included in this amount are the payment of $550,000 in preferred dividends and $108,000 of discount accretion related to the Series A preferred stock. Finally, an increase in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income to increase from $2.6 million at December 31, 2009, to $3.5 million at March 31, 2010.

Dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval from the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. At March 31, 2010, Cadence can not make dividend payments to the Corporation without prior approval of the OCC. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current earnings. As the Corporation does not generate earnings on a stand-alone basis, it does not have the capability to pay common stock dividends without receiving dividends from Cadence. The Corporation does not expect to make dividend payments in the near future.

Return on Equity and Assets

The following table sets forth certain selected financial data for the periods indicated.

	Quarter Ended March 31,
	2010	2009
Return on assets (net income divided by total average assets)	-0.4%	-16.7%

Return on equity (net income divided by average equity)	-6.3%	-203.8%

Equity to asset ratio (average equity divided by total average assets	6.4%	8.2%

Regulatory Capital

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

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have a Tier 1 leverage ratio of at least 4.0% to be “adequately capitalized” and at least 5.0% to be “well-capitalized” and a total risk-based capital ratio (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets to be “adequately capitalized” and at least 10.0% to be “well-capitalized.” Tier 1 capital generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. Tier 2 capital may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses.

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

Our actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Cadence Financial Corporation (Consolidated)		Cadence
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of March 31, 2010
Total risk-based	$122,651	11.2%	$114,852	10.5%
Tier 1 risk-based	108,551	9.9	100,784	9.2
Tier 1 leverage	108,551	5.9	100,784	5.6

As of December 31, 2009
Total risk-based	$125,730	10.9%	$117,053	10.2%
Tier 1 risk-based	110,980	9.6	102,338	8.9
Tier 1 leverage	110,980	6.3	102,338	6.0

The minimum amounts of capital and ratios as established by banking regulators are as follows:

	Cadence Financial Corporation (Consolidated)		Cadence
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of March 31, 2010
Total risk-based	$87,958	8.0%	$87,756	8.0%
Tier 1 risk-based	43,979	4.0	43,878	4.0
Tier 1 leverage	73,058	4.0	72,109	4.0

As of December 31, 2009
Total risk-based	$92,103	8.0%	$91,878	8.0%
Tier 1 risk-based	46,052	4.0	45,939	4.0
Tier 1 leverage	70,136	4.0	68,616	4.0

Cadence is subject to capital adequacy guidelines of the OCC at the bank level that are substantially similar to the Federal Reserve guidelines. Although current regulatory guidelines state that a financial institution must have a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0%, and a Tier 1 leverage ratio of 5.0% to be considered “well-capitalized” in accordance with the regulations, the primary regulator has the ability to impose higher ratios on financial institutions. These higher standards are imposed if the regulator believes that the risk profile on the institution is higher than they consider appropriate. As part of an agreement entered into with the OCC in April 2009, Cadence was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of March 31, 2010, Cadence did not satisfy this regulatory requirement, as it had a Tier 1 leverage ratio of 5.6% and a total risk-based capital ratio of 10.5%. As a result of not meeting the capital ratio requirements, the OCC has broad authority to take additional adverse actions against Cadence.

As a result of recent losses experienced by the Corporation and Cadence’s requirement for additional capital to meet these higher ratios, there is a need for the Corporation to raise additional capital. The Corporation is currently seeking to raise this capital through all available sources, including public or private equity offerings. However, at this time, there can be no assurance as to the availability or terms upon which this capital might be available.

Off-Balance Sheet Arrangements

There were no material changes to our contractual obligations during the first quarter of 2010.

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of March 31, 2010, the amount of unfunded commitments outstanding was $137.7 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of March 31, 2010, the amount of outstanding letters of credit was $12.0 million.

The issuance of a letter of credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, we do not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, we are able to fund them out of normal cash flow. If all outstanding commitments were funded at the same time, we have the ability to fund them through our current liquidity and short-term borrowing lines.

In June 2008, the FHLB of Dallas issued a $35 million standby letter of credit to the Bank to secure public funds.

Liquidity, Inflation and Asset/Liability Management

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We did not experience any problems with liquidity during the first quarter of 2010 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $44.9 million decrease in loans and a $43.8 million increase in deposits as of March 31, 2010, compared to December 31, 2009, our loan/deposit ratio declined to 67.8% for the first quarter of 2010, compared to a loan/deposit ratio of 72.8% as of December 31, 2009. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When we include these sources of funding with deposits, our loans to total funding ratio declined to 60.5% as of March 31, 2010, from 64.9% as of December 31, 2009. Management’s target loans to deposits ratio is in the range of 75-85%, and our goal is to limit wholesale funding to no more than 25% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $40.0 million as of March 31, 2010, and $37.4 million as of December 31, 2009. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service material.

We believe that our traditional sources of cash flow, including retail deposits, maturing loans and investments, and the high level of cash currently carried on our balance sheet, will provide the cash to allow us to meet our future liquidity needs. At March 31, 2010, we had unused short-term borrowing lines (federal funds purchased lines) of approximately $37.5 million from upstream correspondent banks. We also have additional borrowing capacity from the Federal Reserve under certain circumstances. As of March 31, 2010, we had $95.0 million in outstanding FHLB borrowings. We have no additional borrowing capacity with the FHLB.

We have no plans to refinance or redeem any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Under regulations controlling bank holding companies and national banks, Cadence is limited in the amount it can lend to the Corporation, and those loans are required to be on a fully secured basis. At March 31, 2010, there were no loans between Cadence and the Corporation. The Corporation’s only source of liquidity is dividends it receives from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval from the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a relatively neutral rate sensitive position. As of March 31, 2010, our balance sheet reflected approximately $218.1 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represented 11.54% of our total assets and indicates that we are in a liability-sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will continue to remain flat for at least the next quarter of 2010 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then Cadence’s earnings will be less than predicted.

During the first quarter of 2010, we believe we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of our investment portfolio as held for trading. In 2009, we had hedged a portion of our floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps; however, we had no outstanding hedges as of March 31, 2010. The transactions were cash flow hedges as defined by ASC Topic 815, “Derivatives and Hedging,” and were accounted for under that guidance. These transactions were in line with our asset/liability strategy and were entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. As we continue to enhance our asset/liability management, we will continue to look for opportunities to protect the Corporation from unexpected changes in interest rates. We have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

	As of March 31, 2010
	Interest Sensitive Within (Cumulative)
(Dollars in thousands)	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$538,962	$688,465	$956,736	$1,004,273
Investment and mortgage-backed securities	36,873	98,460	217,640	361,274
Federal funds sold and other	339	20,506	20,506	20,506

	$576,174	$807,431	$1,194,882	$1,386,053

Interest-bearing liabilities:
Deposits	$344,090	$852,864	$1,437,299	$1,543,654
Borrowed funds	72,664	172,664	192,664	217,664

	$416,754	$1,025,528	$1,629,963	$1,761,318

Sensitivity gap:
Dollar amount	$159,420	$(218,097)	$(435,081)	$(375,265)
Percent of total interest-earning assets	27.67%	-27.01%	-36.41%	-27.07%

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

At March 31, 2010, total interest-earning assets maturing or repricing within one year were less than interest-bearing liabilities maturing or repricing within the same time period by approximately $218.1 million (cumulative), representing a negative cumulative one-year gap of 27.01% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

Banking regulators have issued advisories concerning the management of interest rate risk (“IRR”). The regulators consider effective interest rate management an essential component of safe and sound banking practices. To monitor our IRR, our interest rate management practices include (a) risk management, (b) risk monitoring and (c) risk control as described below.

Risk management consists of a system in which a measurement is taken of the amount of earnings at risk when interest rates change. We first prepare a “base strategy,” which is the position of Cadence and its forecasted earnings based upon the current interest rate environment or most likely interest rate environment. The IRR is then measured based upon hypothetical changes in interest rates by measuring the impact such a change will have on the “base strategy.”

Risk monitoring consists of evaluating the “base strategy” and the assumptions used in its development based upon the current interest rate environment. This evaluation is performed quarterly by management or more often in a rapidly changing interest rate situation and monitored by the Asset/Liability Management Committee of Cadence’s Board of Directors.

Risk control consists of setting policies and parameters regarding interest rates and performing simulations based on trends and projections. Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The March 2010 model reflects net interest income under this scenario increasing by 15.09% with a 200 basis point upward shock of rates and decreasing by 4.53% if rates are shocked down 200 basis points. At March 31, 2010, a 200 basis point immediate increase in interest rates would have resulted in a 6.77% increase in market value of equity, and a 200 basis point instant decrease would have resulted in a 12.13% decrease in market value of equity. At March 31, 2010, we were within policy on both of these tests, except for an immaterial deviation relating to the upward shock to net interest income.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Report on Form 10-Q, the following significant risks may affect the Corporation and Cadence and update the risk factors contained in Part I, Item A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors identified below are in addition to those contained in any other documents filed by the Corporation under the Securities Exchange Act of 1934, including without limitation, any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

On June 17, 2009, the Obama Administration proposed a white paper, “Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation,” that provides recommendations for overhauling the nation’s financial regulatory system in the wake of the global financial crisis. The plan urges Congress and regulators to adopt sweeping changes to financial sector regulation and oversight, dramatically increasing the federal government’s role in nearly every aspect of the financial markets. The administration proposes both new substantive authorities and practices in government regulation and supervision, and a restructuring of the regulatory system, including the creation of new federal agencies, offices and councils. Congress is currently discussing a Financial Regulatory Reform Bill. It is too early to determine the impact of this and other bills in the financial industry. If any of these proposed bills become law, they may result in additional restrictions, oversight or costs that may have an adverse effect on our business, results of operations or the price of our common stock.

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

As of September 30, 2009, December 31, 2009, and March 31, 2010, in connection with such agreement, we did not meet certain capital ratios that were imposed upon Cadence by the OCC, although management believes we complied in all other material respects with such agreement. As a result of not meeting such capital ratios, the OCC has broad authority to take additional adverse actions against both the Corporation and Cadence. For more information see – “We are required to maintain high capital levels” below.

We are required to maintain high capital levels.

As previously disclosed, the OCC has required Cadence to achieve as of September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. These capital ratios are higher than the regulatory capital ratios required to meet “well-capitalized” standards in a stable economy. As of September 30, 2009, December 31, 2009, and March 31, 2010, Cadence had a Tier 1 leverage ratio of 5.9%, 6.0%, and 5.6%, respectively, and a total risk-based capital ratio of 10.1%, 10.2%, and 10.5%, respectively, and, therefore, was not in compliance with the OCC’s mandated capital ratios. Because Cadence is not in compliance with the written agreement with the OCC, the OCC has available a broad range of adverse actions, including imposing a consent order and taking control of Cadence. Management has been taking action and implementing programs to comply with the requirements of the OCC and believes that it has complied in all material respects with the agreement with the OCC with the exception of such ratios. The OCC may determine, however, in its sole discretion, to take additional enforcement action as discussed above, any of which could further limit the Corporation’s and Cadence’s businesses and negatively affect their ability to implement their business plan, the Corporation’s ability to pay dividends on its common stock and preferred stock, the value of the Corporation’s common stock and preferred stock, and the financial condition and results of operations of both the Corporation and Cadence.

Our loan portfolio is highly concentrated in commercial real estate in certain geographic areas.

Commercial real estate and farm loans totaled $590.8 million as of March 31, 2010. Additionally, construction and development loans totaled $156.4 million as of March 31, 2010. Our construction and development loan portfolio includes residential and non-residential construction and development loans. Our residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. Our non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings, hotels, and other non-residential commercial properties. Our commercial real estate and farm loan portfolio consists primarily of loans secured by office buildings, retail centers, warehouses, farm land and other commercial properties located primarily in our Mississippi, Memphis, Florida, Tuscaloosa, and Nashville market areas. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

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

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Quarterly, our Board of Directors reviews the allowance for loan losses. In addition, the OCC periodically reviews our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. There can be no assurance that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.

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

The banking business is highly competitive, and we experience competition from many other financial institutions in our markets. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other regional, super-regional, national and international financial institutions that operate offices in our markets and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints, and some have lower cost structures. In recent years, competition has intensified as a result of consolidation efforts. During the first quarter of 2010, competition continued to intensify as the challenges of the financial crises of 2009 and market disruption led to further redistribution of deposits and certain banking assets to stronger financial institutions. We expect this trend to continue. The competitive landscape was also affected by the conversion of traditional investment banks to bank holding companies during the financial crises due to the access it provides to government-sponsored sources of liquidity.

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

As part of an agreement entered into with the OCC in April 2009, Cadence was required to achieve by September 30, 2009, and maintain on an ongoing basis, a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%. As of March 31, 2010, Cadence had a Tier 1 leverage ratio of 5.6% and a total risk-based capital ratio of 10.5%. As a result of our recent losses and Cadence’s requirement for additional capital to meet these higher ratios, we have a need to raise additional capital. We are currently seeking to raise this capital through all available sources, including public or private equity offerings. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we could be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. Any additional capital that we generate in the future, whether through exchange offers, underwritten offerings of common stock, or other public or private transactions, would be dilutive to our common shareholders and may reduce the market price of our common stock. Our inability to raise capital could materially and adversely affect our business, financial condition, or results of operations.

Liquidity needs could adversely affect our results of operations and financial condition.

Cadence’s primary sources of funds are client deposits, maturing or called securities and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to clients on alternative investments, financial condition or regulatory status of Cadence, actions by the OCC and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include federal funds lines of credit from correspondent banks and the Federal Reserve discount window.

Our financial flexibility will be constrained if we continue to incur losses and are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. We may seek additional debt in the future. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In addition, we may be required to slow or discontinue capital expenditures or make other investments or liquidate assets should those sources not be adequate. Until Cadence maintains a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%

established by the OCC, Cadence is expecting to continue to reduce its loan portfolio and the interest income related thereto.

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

These programs and measures also subject participating financial institutions, like us, to additional restrictions, oversight and costs that may have an adverse effect on our business, financial condition, results of operations or the price of our common stock. In particular, the ARRA amended the executive compensation provisions of the Emergency Economic Stabilization Act, under which TARP was established. These amendments apply not only to future participants under TARP, but also apply retroactively to companies like us that are current TARP participants. The full effect of these amendments is uncertain and difficult to predict. The ARRA directs the Secretary of the U.S. Treasury to adopt standards that implement the amended provisions of the Emergency Economic Stabilization Act and directs the SEC to issue rules in connection with some of the amended provisions. While the U.S. Treasury has adopted interim final rules, the full effect of the new standards and rules is not fully known.

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

Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income of some of our noninterest income sources. For example, declines in security values could further reduce our trust and investment income.

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

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. Additionally, the Emergency Economic Stabilization Act temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009, which was extended to December 13, 2013 on May 20, 2009. These developments will cause the premiums assessed on us by the FDIC to increase and materially increase other expenses. Our FDIC insurance related costs totaled approximately $4.3 million for 2009 and approximately $887,000 for the first quarter of 2010. We anticipate that 2010 costs will remain high and are unable to predict the impact of FDIC insurance costs in future periods if the economic crisis continues.

We are a bank holding company and depend on our subsidiaries for dividends, distributions and other payments.

The Corporation is a company separate and apart from Cadence, and we must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by Cadence. Cadence’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our subsidiaries that are regulated by various regulatory authorities. Under regulations controlling national banks, the payment of dividends by a bank without prior approval from the OCC is limited in amount to the current year’s net profit and the retained net earnings of the two preceding years. At March 31, 2010, without approval from the OCC, Cadence does not have the ability to pay dividends to the Corporation. The Federal Reserve has issued policy statements generally requiring insured banks and bank holding companies to pay dividends only out of current operating earnings.

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

We had net deferred tax assets of $31.4 million as of March 31, 2010, including a valuation allowance of $651,000 relating to our state operating loss carryforwards. We have not established a valuation allowance against our federal net deferred tax assets because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to adjust our valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – RESERVED

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

CADENCE FINANCIAL CORPORATION
Registrant

Date: May 12, 2010	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of earnings per share	47

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer	48

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer	49

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	50

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	51