Form 10-Q
period 2010-06-30
CADENCE FINANCIAL CORP
filed 2010-08-11
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1 Par Value – 11,909,127 shares as of June 30, 2010.

PART I—FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

(Amounts in thousands, except per share data)	2010	2009
INTEREST INCOME
Interest and fees on loans	$26,830	$32,175
Interest and dividends on securities	7,396	9,725
Other interest income	343	176

Total interest income	34,569	42,076

INTEREST EXPENSE
Interest on deposits	11,629	14,873
Interest on borrowed funds	2,697	4,233

Total interest expense	14,326	19,106

Net interest income	20,243	22,970
Provision for loan losses	4,822	55,756

Net interest income (loss) after provision for loan losses	15,421	(32,786)

OTHER INCOME
Service charges on deposit accounts	3,739	4,130
Trust Department income	988	973
Other income	2,700	3,385
Securities gains, net	833	139

Total other income	8,260	8,627

OTHER EXPENSE
Salaries and employee benefits	12,127	14,082
Premises and fixed asset expense	3,806	3,772
Impairment loss on goodwill	—	66,542
Other expense	12,611	11,079

Total other expense	28,544	95,475

Income (loss) from continuing operations, before income taxes	(4,863)	(119,634)
Income tax expense (benefit)	(2,020)	(21,578)

Net income (loss) from continuing operations	(2,843)	(98,056)

Income (loss) from discontinued operations, before income taxes	—	2
Income tax expense (benefit)	—	117

Net income (loss) from discontinued operations	—	(115)

Net income (loss)	(2,843)	(98,171)

Preferred stock dividend and accretion of discount	1,316	974

Net income (loss) applicable to common shareholders	$(4,159)	$(99,145)

Net income (loss) per share from continuing operations - basic and diluted	$(0.24)	$(8.23)

Net income (loss) per share from discontinued operations - basic and diluted	$—	$(0.01)

Net income (loss) per share - basic and diluted	$(0.24)	$(8.24)

Net income (loss) applicable to common shareholders per share - basic and diluted	$(0.35)	$(8.32)

Dividends per common share	$—	$0.05

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

(Amounts in thousands, except per share data)	2010	2009
INTEREST INCOME
Interest and fees on loans	$13,153	$15,609
Interest and dividends on securities	3,683	4,667
Other interest income	192	127

Total interest income	17,028	20,403

INTEREST EXPENSE
Interest on deposits	5,686	7,714
Interest on borrowed funds	1,347	2,039

Total interest expense	7,033	9,753

Net interest income	9,995	10,650
Provision for loan losses	3,201	22,995

Net interest income (loss) after provision for loan losses	6,794	(12,345)

OTHER INCOME
Service charges on deposit accounts	1,907	2,125
Trust Department income	503	507
Other income	1,527	1,418
Securities gains, net	846	76

Total other income	4,783	4,126

OTHER EXPENSE
Salaries and employee benefits	5,521	7,012
Premises and fixed asset expense	1,941	1,888
Other expense	6,868	6,401

Total other expense	14,330	15,301

Income (loss) from continuing operations, before income taxes	(2,753)	(23,520)
Income tax expense (benefit)	(1,124)	(9,490)

Net income (loss) from continuing operations	(1,629)	(14,030)

Income (loss) from discontinued operations, before income taxes	—	32
Income tax expense (benefit)	—	12

Net income (loss) from discontinued operations	—	20

Net income (loss)	(1,629)	(14,010)

Preferred stock dividend and accretion of discount	658	652

Net income (loss) applicable to common shareholders	$(2,287)	$(14,662)

Net income (loss) per share from continuing operations - basic and diluted	$(0.14)	$(1.18)

Net income (loss) per share from discontinued operations - basic and diluted	$—	$—

Net income (loss) per share - basic and diluted	$(0.14)	$(1.18)

Net income (loss) applicable to common shareholders per share - basic and diluted	$(0.19)	$(1.23)

Dividends per common share	$—	$—

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$22,835	$17,450
Interest-bearing deposits with banks	400,262	249,460
Federal funds sold and securities purchased under agreements to resell	653	30,125

Total cash and cash equivalents	423,750	297,035
Securities available-for-sale	332,398	330,079
Securities held-to-maturity (estimated fair value of $2,710 at June 30, 2010 and $2,741 at December 31, 2009)	2,668	2,671
Other securities	13,231	13,313

Total securities	348,297	346,063
Loans	998,432	1,091,477
Less: allowance for loan losses	(35,585)	(43,422)

Net loans	962,847	1,048,055
Interest receivable	6,366	7,338
Premises and equipment, net	30,290	31,247
Goodwill and other intangible assets	1,140	1,384
Other assets	113,755	113,333

Total Assets	$1,886,445	$1,844,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$175,149	$170,722
Interest-bearing deposits	1,371,286	1,329,088

Total deposits	1,546,435	1,499,810
Interest payable	1,600	2,046
Federal funds purchased and securities sold under agreements to repurchase	82,778	87,432
Subordinated debentures	30,928	30,928
Other borrowed funds	96,664	96,640
Other liabilities	8,761	7,845

Total liabilities	1,767,166	1,724,701

Shareholders’ Equity:
Preferred stock—$10 par value, authorized 10,000,000 shares as of June 30, 2010 and December 31, 2009; issued 44,000 shares as of June 30, 2010 and December 31, 2009	42,314	42,097
Common stock—$1 par value, authorized 140,000,000 shares as of June 30, 2010 and 50,000,000 shares as of December 31, 2009; issued 11,909,127 shares as of June 30, 2010 and 11,912,564 shares as of December 31, 2009	11,909	11,913
Surplus	96,000	95,931
Retained earnings (accumulated deficit)	(36,992)	(32,832)
Accumulated other comprehensive income	6,048	2,645

Total shareholders’ equity	119,279	119,754

Total Liabilities and Shareholders’ Equity	$1,886,445	$1,844,455

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

(Amounts in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,843)	$(98,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,587	1,779
Deferred income taxes	(1,895)	(16,717)
Provision for loan losses	4,822	55,756
Net performance share activity	65	81
Loss (gain) on sale of securities, net	(833)	(139)
Impairment loss on goodwill	—	66,846
(Increase) decrease in interest receivable	972	1,359
(Increase) decrease in loans held for sale	1,021	(935)
(Increase) decrease in other assets	(776)	(3,881)
Increase (decrease) in interest payable	(446)	(580)
Increase (decrease) in other liabilities	940	4,421

Net cash provided by (used in) operating activities	2,614	9,819

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	40,162	250,671
Proceeds from sale of securities	28,176	77,123
Purchase of securities	(64,228)	(453,287)
(Increase) decrease in loans	79,365	55,273
(Additions) disposal of premises and equipment	(245)	(180)

Net cash provided by (used in) investing activities	83,230	(70,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	46,625	84,109
Issuance of preferred stock	—	44,000
Dividend paid on preferred stock	(1,100)	(770)
Dividend paid on common stock	—	(595)
Net change in federal funds purchased and securities sold under agreements to repurchase	(4,654)	(10,153)
Net change in short-term FHLB borrowings	—	(20,000)
Proceeds from long-term debt	—	35,000
Repayment of long-term debt	—	(35,822)

Net cash provided by (used in) financing activities	40,871	95,769

Net increase (decrease) in cash and cash equivalents	126,715	35,188
Cash and cash equivalents at beginning of year	297,035	61,233

Cash and cash equivalents at end of period	$423,750	$96,421

Cash paid during the period for:
Interest	$14,772	$19,686

Income tax	$—	$—

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance will require companies to provide additional disclosures relating to the credit quality of their financing receivables and the credit reserves held against them, including the aging of past-due receivables, credit quality indicators, and modifications of financing receivables. For public companies, the disclosure requirements as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The disclosure requirements for activity occurring during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation is currently evaluating the possible effects of this guidance on its financial statement disclosures.

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

The Corporation has one active Long Term Incentive Compensation Plan (the “LTIP”), which is administered by the Compensation Committee of the Board of Directors. Under the LTIP, 750,000 shares of common stock have been reserved for issuance to the Corporation’s eligible employees, as well as the directors and employees of certain of the Corporation’s affiliates. In 2007 and 2008, under the provisions of the LTIP, the Compensation Committee awarded performance shares of stock to certain eligible employees. No awards were granted in 2009 or in the six month period ended June 30, 2010. The shares vest in equal amounts over a four-year period after they are earned.

As of June 30, 2010, a total of 38,945 performance shares are outstanding, all of which have been earned. For the three and six months ended June 30, 2010, compensation expense relating to performance shares totaled $19,000 and $66,000, respectively. For the three and six months ended June 30, 2009, compensation expense relating to performance shares totaled $16,000 and $68,000, respectively.

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

Note 5. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income (Loss):

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Net income (loss)	$(2,843)	$(98,171)
Net change in other comprehensive income, net of tax:
Realized (gains) losses included in net income	(514)	(86)
Unrealized gains (losses) on securities	3,917	(447)
Unrealized gains (losses) on interest rate swaps	—	(83)

Net change in other comprehensive income, net of tax	3,403	(616)

Comprehensive income (loss)	$560	$(98,787)

Accumulated other comprehensive income at beginning of period	$2,645	$237
Net change in other comprehensive income	3,403	(616)

Accumulated other comprehensive income at end of period	$6,048	$(379)

	Three Months Ended June 30,
(Amounts in thousands)	2010	2009
Net income (loss)	$(1,629)	$(14,010)
Net change in other comprehensive income, net of tax:
Realized (gains) losses included in net income	(522)	(47)
Unrealized gains (losses) on securities	3,090	(1,954)
Unrealized gains (losses) on interest rate swaps	—	(49)

Net change in other comprehensive income, net of tax	2,568	(2,050)

Comprehensive income (loss)	$939	$(16,060)

Accumulated other comprehensive income at beginning of period	$3,480	$1,671
Net change in other comprehensive income	2,568	(2,050)

Accumulated other comprehensive income at end of period	$6,048	$(379)

Note 6. Defined Benefit Pension Plan

The following table contains the components of the net periodic cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Six Months Ended June 30,
	2010	2009
(Amounts in thousands)
Service cost	$340	$357
Interest cost	340	373
Expected return on assets	(400)	(451)
Net (gain)/loss recognition	180	168
Prior service cost amortization	(40)	(44)

Preliminary net periodic cost	420	403
Immediate recognition due to settlement and curtailment	—	444

Net periodic cost	$420	$847

	Three Months Ended June 30,
	2010	2009
(Amounts in thousands)
Service cost	$170	$178
Interest cost	170	186
Expected return on assets	(200)	(225)
Net (gain)/loss recognition	90	84
Prior service cost amortization	(20)	(22)

Preliminary net periodic cost	210	201
Immediate recognition due to settlement and curtailment	—	222

Net periodic cost	$210	$423

The expected rate of return for 2010 and 2009 was 7.0%.

Note 7. Investment Securities

In accordance with ASC Topic 320, “Investments – Debt and Equity Securities,” for the three and six month periods ended June 30, 2010, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months that could be considered other-than-temporary. As of June 30, 2010, approximately 1% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of June 30, 2010, is other-than-temporarily impaired.

Note 8. Derivative Instruments

In 2009, the Corporation hedged a portion of its floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps. These transactions were cash flow hedges as defined by ASC Topic 815, “Derivatives and Hedging,” and they were accounted for under that guidance. As of June 30, 2010, the Corporation had no outstanding swaps.

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

Subordinated Debentures – The floating rate junior subordinated deferrable interest debentures (“Debentures”) bear interest at a variable rate and the carrying value approximates the fair value.

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

	June 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$423,750	$423,750	$297,035	$297,035
Securities available-for-sale	332,398	332,398	330,079	330,079
Securities held-to-maturity	2,668	2,710	2,671	2,741
Other securities	13,231	13,231	13,313	13,313
Loans	962,847	962,805	1,048,055	1,049,952
Liabilities:
Noninterest-bearing deposits	175,149	175,149	170,722	170,722
Interest-bearing deposits	1,371,286	1,361,739	1,329,088	1,315,583
Federal funds purchased and securities sold under agreements to repurchase	82,778	83,863	87,432	89,582
Subordinated debentures	30,928	30,928	30,928	30,928
FHLB and other borrowings	96,664	95,279	96,640	94,985

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

In accordance with the disclosure requirements of ASC Topic 820, the following table reflects assets measured at fair value on a recurring basis as of June 30, 2010. U. S. Treasury securities are reported at fair value utilizing

Level 1 inputs. Other securities classified as available-for-sale are reported at fair value using Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions, among other things.

(Amounts in thousands)	Total	Level 1	Level 2
Available-for-sale securities:
U. S. Treasury securities	$319	$319	$—
Obligations of other U. S. government agencies	60,107	—	60,107
Obligations of states and municipal subdivisions	29,523	—	29,523
Mortgage-backed securities	215,126	—	215,126
Other securities	27,323	—	27,323

Total	$332,398	$319	$332,079

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

(Amounts in thousands)	Fair Value at June 30, 2010
Impaired loans	$72,039
Other real estate owned	35,413

Note 10. Preferred Stock

On January 9, 2009, the Corporation completed the sale of $44 million of non-voting senior preferred stock (“Senior Preferred Stock”) to the Department of Treasury under the Capital Purchase Program (“CPP”). The Senior Preferred Stock pays a cumulative annual dividend at a 5% rate for the first five years and will reset to a rate of 9% after five years if not redeemed by the Corporation prior to that time. In connection with the issuance of the Senior Preferred Stock, the Corporation also issued to the Department of Treasury a warrant to purchase the Corporation’s common stock up to a maximum of 15% of the amount of Senior Preferred Stock issued, or $6.6 million.

Note 11. Discontinued Operations

On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM’s operations to four limited liability companies established by former owners and employees of GCM. The total purchase price of the assets sold, net of liabilities assumed, was approximately $5.5 million.

As a result of this transaction, the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2009, have been restated to reflect GCM’s operations as discontinued operations. Summarized financial information for discontinued operations is as follows:

(Amounts in thousands)	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009
Income	$2,405	$1,065
Expense	2,403	1,033

Income from discontinued operations	2	32
Income tax expense	117	12

Net income (loss) from discontinued operations	$(115)	$20

Note 12. Subsequent Events

On August 9, 2010, the Board of Directors voted to suspend quarterly dividends on its Senior Preferred Stock and defer regular interest payments on the Debentures issued to NBC Capital Corporation (MS) Statutory Trust (“Trust”).

The annual sum of quarterly dividend payments on the Senior Preferred Stock is $2.2 million for each of the first five years. The Senior Preferred Stock is non-voting, other than class voting on matters that could adversely affect the shares of Senior Preferred Stock, such as any authorizations of shares of capital stock ranking senior to the Senior Preferred Stock, any amendment to the terms of the Senior Preferred Stock, and any merger, exchange or similar transaction. If dividends on the Senior Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the Department of Treasury shall have the right to appoint two directors. The right to appoint directors by the Department of Treasury will end when full dividends have been paid for four consecutive dividend periods.

On December 30, 2003, the Corporation issued $30.9 million of the Debentures to the Trust. The Trust in turn sold approximately $30 million of trust preferred securities to investors. The Corporation’s obligations under the Debentures and related documents, taken together, practically constitute a full and unconditional guarantee by the Corporation of the trust preferred securities. The Debentures provide for the deferral, from time to time, of the payment of interest of up to 20 consecutive quarterly periods. During these deferral periods, no interest shall be due and payable. At the end of the deferral period, the Corporation shall pay all accrued and unpaid interest on the Debentures, along with additional interest calculated by compounded interest payments quarterly. Interest on the Debentures, as well as the trust preferred securities, is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly. Based on the three month LIBOR rate of 0.53% as of June 28, 2010, the quarterly interest payment would be approximately $259,000.

The Board of Directors believes the suspension of the dividend on the Senior Preferred Stock and the deferral of the payment of interest on the Debentures is in the best interest of the Corporation at the present time given the Corporation’s desire to conserve and grow capital and maintain liquidity.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three and six months ended June 30, 2010. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

Summary of Six Months Ended June 30, 2010

Consent Order Imposed by Office of the Comptroller of the Currency (“OCC”). On May 19, 2010, Cadence’s Board of Directors executed a stipulation and consent to the issuance of a consent order by the OCC, and the OCC has issued a consent order effective as of that date. The consent order requires the Bank to achieve by September 19, 2010, and maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. These capital ratios are higher than the typical capital ratios required to meet “well-capitalized” standards. The Bank is not deemed to be “well-capitalized” under the applicable regulations while the consent order is in place, even if the Bank satisfies the capital ratios discussed above. The consent order also includes operational and supervisory provisions which we believe we have satisfied or will be able to satisfy, including taking certain actions and implementing certain action plans with respect to, among other things, a compliance committee, capital adequacy, strategic planning and capital planning, management competence and effectiveness, loan portfolio management, credit and collateral exceptions, loan review, the allowance for loan and lease losses, criticized assets, credit concentration risk management, liquidity risk management, internal audit, and correcting alleged legal violations identified in examination reports. Most of these action plans require that the Bank satisfy the requirements within a defined time period ranging from 30 to 120 days. The consent order terminates the earlier formal agreement entered into with the OCC on April 17, 2009.

Net Interest Income. Our net interest income declined from $23.0 million in the first six months of 2009 to $20.2 million in the first six months of 2010. For the first six months of 2010, our net interest margin was 2.35%, compared to 2.42% for the first six months of 2009. This seven basis point decline in margin resulted primarily from our intentionally building liquidity by accumulating deposits and investing in short-term assets with lower yields, the increase in the average balance of our nonaccrual loans, and the decline in our average earning assets. Our average earning assets declined by $175.2 million, or 9.2%, between the first six months of 2009 and the first six months of 2010. When comparing the first six months of 2010 to the same period of 2009, we lost 42 basis points of yield on our earning assets but were able to reduce the cost of funds by 43 basis points.

Provision for Loan Losses. Our provision for loan losses was $4.8 million for the first six months of 2010, as compared to $55.8 million for the first six months of 2009. We incurred $12.7 million in net charge-offs for the first six months of 2010, compared to $29.8 million for the first six months of 2009. In 2009, we experienced a significant increase in non-performing loans, mostly due to real estate construction and development loans. However, for the first six months of 2010, our non-performing loan balance remained relatively flat compared to the fourth quarter of 2009.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, declined by $1.1 million, or 12.5%, between the first six months of 2009 and the first six months of 2010, primarily due to lower service charges and other noninterest income, primarily our mortgage loan fee income, as we significantly scaled back our activity in mortgage lending.

Other Expense (Noninterest Expense). During the first six months of 2010, total noninterest expenses declined by $66.9 million from the same period of 2009. This decline mainly resulted from a $66.5 million impairment loss on goodwill recognized in the first quarter of 2009. Also contributing to the decline in noninterest expenses was a $2.0 million decline in salaries and employee benefits, resulting from certain staff reductions made as part of an earnings improvement project we commissioned during the first quarter of 2010. Our other noninterest expenses increased by $1.5 million between the first six months of 2009 and the first six months of 2010, primarily due to higher OREO-related expenses and one-time costs related to the earnings improvement project.

Net Income/(Loss). For the first six months of 2010, we reported a net loss applicable to common shareholders of $4.2 million, or $(0.35) per common share, compared to a net loss of $99.1 million, or $(8.32) per common share, for the first six months of 2009.

Loan Portfolio. As of June 30, 2010, our loan portfolio was $998.4 million, distributed among commercial real estate loans, commercial and industrial loans, 1-4 family mortgages and consumer loans. As of June 30, 2010, our loan portfolio was composed of approximately 55.0% variable rate loans and 45.0% fixed rate loans. Beginning in the third quarter of 2008, we made a concerted effort to reduce our concentration in commercial real estate loans, particularly residential construction and development loans, which typically have higher yields but also higher risk. Overall, our average loan balances declined by approximately $244.4 million, or 18.9%, from the first six months of 2009 to the first six months of 2010, from $1.293 billion for the first six months of 2009 to $1.049 billion for the first six months of 2010.

Investment Portfolio. The average balance of our investment portfolio was $355.1 million for the first six months of 2010, compared to $454.7 million for the first six months of 2009, representing a decrease of $99.6 million, or 21.9%. Our yield on securities declined by 11 basis points to 4.20% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from the first six months of 2009 to the first six months of 2010, from $162.5 million to $331.4 million. This increase resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets decreased from 0.22% for the first six months of 2009 to 0.21% for the first six months of 2010.

Deposits and Other Interest-Bearing Liabilities. Our overall cost of funds declined by 43 basis points from the first six months of 2009 to the first six months of 2010. Average borrowed funds declined by $97.4 million, or 31.6%, for the first six months of 2010 compared to the first quarter of 2009. Average interest-bearing deposits decreased slightly to $1.354 billion for the first six months of 2010, compared to $1.378 billion for the first six months of 2009.

Recent Events

On August 9, 2010, the Board of Directors voted to suspend quarterly dividends on its Senior Preferred Stock and defer regular interest payments on the Debentures issued to NBC Capital Corporation (MS) Statutory Trust (“Trust”).

The annual sum of quarterly dividend payments on the Senior Preferred Stock is $2.2 million for each of the first five years. The Senior Preferred Stock is non-voting, other than class voting on matters that could adversely affect the shares of Senior Preferred Stock, such as any authorizations of shares of capital stock ranking senior to the Senior Preferred Stock, any amendment to the terms of the Senior Preferred Stock, and any merger, exchange or similar transaction. If dividends on the Senior Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the Department of Treasury shall have the right to appoint two directors. The right to appoint directors by the Department of Treasury will end when full dividends have been paid for four consecutive dividend periods.

On December 30, 2003, we issued $30.9 million of the Debentures to the Trust. The Trust in turn sold approximately $30 million of trust preferred securities to investors. Our obligations under the Debentures and related documents, taken together, practically constitute our full and unconditional guarantee of the trust preferred securities. The Debentures provide for the deferral, from time to time, of the payment of interest of up to 20 consecutive quarterly periods. During these deferral periods, no interest shall be due and payable. At the end of the deferral period, we shall pay all accrued and unpaid interest on the Debentures, along with additional interest calculated by compounded interest payments quarterly. Interest on the Debentures, as well as the trust preferred securities, is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly. Based on the three month LIBOR rate of 0.53% as of June 28, 2010, the quarterly interest payment would be approximately $259,000.

The Board of Directors believes the suspension of the dividend on the Senior Preferred Stock and the deferral of the payment of interest on the Debentures is in our best interest at the present time given our desire to conserve and grow capital and maintain liquidity.

Outlook for the Remainder of 2010

Our most significant challenges for 2010 are credit quality and raising capital. We have taken an aggressive stance in addressing credit issues in our loan portfolio to minimize future risks. We have increased our focus on underwriting standards and have revamped our loan policy. We also have a special assets team in place to manage workout situations and to assist in the timely disposition of defaulted assets. Our management information systems relating to loan concentrations provide us with current and detailed information about the status of the loans in our portfolio. We feel that these steps place us in a favorable position to manage credit quality; however, credit quality will remain an issue as long as current economic trends, including high unemployment rates and depressed real estate prices, continue.

We expect our loan portfolio balance to level off during the second half of 2010. However, we must still face the challenges of the current economic environment and flat loan demand, which will make it difficult for us to maintain our current loan portfolio balance as our existing credits pay down. Currently, we expect that interest rates will remain flat in the second half of 2010. We based our 2010 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We also expect our wholesale borrowing costs and higher cost retail time deposits to continue to decline for the remainder of 2010. We intend to use our excess liquidity to absorb this decrease in liabilities. This should decrease our interest expense and improve our net interest income and net interest margin during the second half of 2010.

As part of the consent order agreed to with the OCC in May 2010, Cadence was required to achieve by September 30, 2010, and maintain on an ongoing basis, a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0%. As of June 30, 2010, Cadence had a Tier 1 leverage ratio of 5.4% and a total risk-based capital ratio of 10.7%. As a result of our recent losses and Cadence’s requirement for additional capital to meet these higher ratios, we have a need to raise additional capital. We are currently seeking to raise this capital through all available sources, including public or private equity offerings. It is difficult in the current economic environment for financial institutions to raise capital; however, we will continue our efforts to raise capital and meet the required capital ratios during our 2010 fiscal year. At our annual shareholder meeting held on May 25, 2010, our shareholders approved an amendment to our Restated Articles of Incorporation that increases the number of authorized shares of common stock from 50.0 million to 140.0 million.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our franchise. The earnings improvement project we commissioned during the first quarter of 2010 is continuing to provide us with opportunities to reduce our overhead expenses during the remainder of 2010 and forward. Our 2010 six-month results of operations reflected savings due to restructuring certain operations and delivery channels to our customers and eliminating some redundant staff positions. We have established process improvement teams to focus on ongoing programs to enhance our efficiencies and improve the delivery of services to our customers. We expect that these programs will improve our product offerings, customer service, and overall profitability. These programs should be fully implemented during the second half of 2010. We continue to leverage the investments in infrastructure that we have made over the past few years and believe that they will continue to have a positive impact on our costs going forward. Reducing our efficiency ratio remains a key objective. However, our noninterest expenses for 2010 will continue to be negatively affected by costs associated with OREO.

We remain focused on our strategy to build future earnings and understand that improved asset quality and margin growth are the keys to achieving that strategy. We are managing our credit problems aggressively and refining our risk management processes in order to enhance our future earnings. Given recent regulatory actions, including our entry into the consent order, we have accumulated liquidity and have invested that liquidity primarily in short term assets with low returns. If this liquidity were invested in longer term assets with higher returns, we would expect to be profitable by the end of 2011. Additionally, we plan to raise capital to meet our capital ratio requirements imposed by the OCC.

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

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors, including general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of the allowance for loan losses was $1.6 million, or 4.5% of the total allowance, as of June 30, 2010, and $2.7 million, or 6.3% of the total allowance, as of December 31, 2009.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Cadence’s executive committee and our full Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $35.6 million as of June 30, 2010, compared to $43.4 million as of December 31, 2009.

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

ASC Topic 715, “Compensation-Retirement Benefits,” requires us to recognize the funded status of the plan (defined as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. Detailed information on our pension plan and the related impacts of these changes on the amounts recorded in our financial statements can be found in Note M (Employee Benefits) of the Notes to Consolidated Financial Statements in our December 31, 2009 Form 10-K.

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

As of June 30, 2010, our investment portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

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

As of June 30, 2010, we had net deferred tax assets of $30.9 million, including a valuation allowance of $719,000 established against our state deferred tax asset. This valuation allowance was established due to differences in the carryforward periods in state and federal tax laws. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts. This process requires significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to adjust our valuation allowance, which could materially impact our results of operations and financial condition. For additional information, see Note J (Income Taxes) of the Notes to Consolidated Financial Statements in our December 31, 2009 Form 10-K.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

Net Income/(Loss)

For the first six months of 2010, we reported a net loss of $4.2 million, or $(0.35) per common share, compared to a net loss of $99.1 million, or $(8.32) per common share, for the first six months of 2009.

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

Net interest income decreased by $2.7 million, or 11.9%, from $23.0 million for the first six months of 2009 to $20.2 million for the first six months of 2010. Between the first six months of 2009 and the first six months of 2010, the net interest margin declined from 2.42% to 2.35%. During this period, we lost 42 basis points of yield on our earning assets but decreased our cost of funds by 43 basis points.

The declining yield on earning assets is mostly attributable to changes in mix and volumes. Average earning assets declined from $1.911 billion in the first six months of 2009 to $1.735 billion in the first six months of 2010. This decline is primarily due to a $244.4 million decrease in average loan balances from the first six months of 2009 to the first six months of 2010 and a $99.6 million decrease in average investment securities during the same period. These declines were partially offset by a $168.9 million increase in federal funds sold and other interest-bearing assets, as we intentionally built liquidity by accumulating deposits and investing in short-term assets.

The decrease in our cost of funds from the first six months of 2009 to the first six months of 2010 was impacted by rates and volumes. Our average interest-bearing deposits decreased by $24.5 million from the first six months of 2009 to the first six months of 2010, and our deposit cost declined by 45 basis points. Our average balance of other borrowings declined by $97.4 million over this period, and our cost of other borrowings declined by 19 basis points.

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	Average Balance
(Dollars in thousands)	Six Months Ended 6/30/10	Six Months Ended 6/30/09
EARNING ASSETS:
Net loans	$1,048,878	$1,293,319
Federal funds sold and other interest-bearing assets	331,387	162,525
Securities:
Taxable	351,407	360,572
Tax-exempt	3,694	94,118

Totals	1,735,366	1,910,534

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,353,951	1,378,415
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	211,143	308,513

Totals	1,565,094	1,686,928

Net amounts	$170,272	$223,606

	Interest for
(Dollars in thousands)	Six Months Ended 6/30/10	Six Months Ended 6/30/09
EARNING ASSETS:
Net loans	$26,830	$32,175
Federal funds sold and other interest-bearing assets	343	176
Securities:
Taxable	7,308	7,874
Tax-exempt	88	1,851

Totals	34,569	42,076

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	11,629	14,873
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2,697	4,233

Totals	14,326	19,106

Net amounts	$20,243	$22,970

	Yields Earned And Rates Paid (%)
	Six Months Ended 6/30/10	Six Months Ended 6/30/09
EARNING ASSETS:
Net loans	5.16	5.02
Federal funds sold and other interest-bearing assets	0.21	0.22
Securities:
Taxable	4.19	4.40
Tax-exempt	4.79	3.97

Totals	4.02	4.44

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.73	2.18
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.58	2.77

Totals	1.85	2.28

Net amounts	2.35	2.42

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	7.38	6.10

Total earning assets	4.02	4.55

Net yield on earning assets	2.35	2.53

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

	Six Months Ended June 30, 2010 Over Six Months Ended June 30, 2009 Change Due To:
(Dollars in thousands)	Total	Rate	Volume
Earning assets:
Loans	$(5,345)	$925	$(6,270)
Securities:
Taxable	(566)	(369)	(197)
Tax exempt	(1,763)	483	(2,246)
Federal funds sold and other	167	(8)	175

Total earning assets	$(7,507)	$1,031	$(8,538)

Interest-bearing liabilities:
Interest-bearing deposits	$(3,244)	$(2,987)	$(257)
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(1,536)	(274)	(1,262)

Total interest-bearing liabilities	$(4,780)	$(3,261)	$(1,519)

(1)	Change in volume is the change in volume times the previous period’s rate.
(2)	Change in rate is the change in rate times the previous period’s balance.
(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The Board of Directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses declined from $55.8 million during the first six months of 2009 to $4.8 million in the first six months of 2010. We were able to reduce our provision for loan losses for the first six months of 2010 because of a significant decrease in net charge-offs, as well as slight declines in our nonperforming and classified loans. We incurred $12.7 million in net charge-offs for the first six months of 2010, compared to $29.8 million for the first six months of 2009. Our allowance for loan losses was $35.6 million, or 3.6% of outstanding loans, as of June 30, 2010, compared to $43.4 million, or 4.0% of outstanding loans, at December 31, 2009.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions. One of our strategic objectives has been, and continues to be, to increase the level of our other income. Our other income, exclusive of securities gains and losses, decreased by $1.1 million, or 12.5%, from the first six months of 2009 to the first six months of 2010. The following table presents for the periods indicated the major categories of noninterest income and the changes in the first six months of 2010 compared to the first six months of 2009:

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009	Change
Service charges on deposit accounts	$3,739	$4,130	$(391)
Trust Department income	988	973	15
Other income	2,700	3,385	(685)

Total other income	$7,427	$8,488	$(1,061)

Our service charges on deposit accounts declined 9.5% from the first six months of 2009 to the first six months of 2010 primarily due to fewer insufficient funds fees charged in 2010. We believe that the decline in fees has resulted from our customers becoming better stewards of their funds and the increased use of electronic banking that provides our customers with real-time feedback on account balances. The 20.2% decrease in other noninterest income resulted primarily from a $588,000 decline in mortgage loan fee income from the first six months of 2009 to the first six months of 2010. In 2010, we significantly scaled back our mortgage lending activity.

We recognized $833,000 in net securities gains during the first six months of 2010, compared to $139,000 in net securities gains during the first six months of 2009. The increase in net gains in 2010 resulted from our decision to recognize a portion of the unrealized gains in our investment portfolio while they were available to us.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses declined by $66.9 million during the first six months of 2010, compared with the first six months of 2009. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the first six months of 2010 compared to the first six months of 2009:

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009	Change
Salaries and employee benefits	$12,127	$14,082	$(1,955)
Premises and fixed asset expense	3,806	3,772	34
Impairment loss on goodwill	—	66,542	(66,542)
Other expense	12,611	11,079	1,532

Total other expense	$28,544	$95,475	$(66,931)

Salaries and employee benefits declined by 13.9% from the first six months of 2009 to the first six months of 2010. This decrease resulted mostly from certain staff reductions that were made in the first quarter of 2010, as a result of our ongoing earnings improvement project. As our customers continue to embrace our electronic banking services, the transaction volume in our branches has been reduced. We also combined some redundant positions and eliminated others, as we restructured our operations and delivery of services to our customers. The first quarter 2010 expenses include severance packages related to the staff reductions, but the second quarter expenses reflected the full impact of these staff reductions.

In accordance with the provisions of ASC Topic 350 and based on the results of a third party analysis, we recognized a $66.5 million impairment loss on goodwill as of March 31, 2009. This impairment charge eliminated all goodwill from our balance sheet, including approximately $304,000 relating to GCM Insurance (reflected in discontinued operations on the consolidated statement of income (loss)). Other noninterest expenses increased by 13.8%. Expenses relating to OREO increased from $2.2 million for the first six months of 2009, to $3.9 million for the first six months of 2010. Other noninterest expenses for the first six months of 2010 included consulting fees related to our earnings improvement project. We also incurred $250,000 in losses on letters of credit in the first quarter of 2010. Partially offsetting these expenses was a decline in FDIC insurance premiums ($1.8 million for the first six months of 2010 as compared to $2.1 million for the first six months of 2009).

Changes in our income tax expense have generally paralleled changes in income. The income tax benefits for the first six months of 2009 and 2010 resulted from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Comparison of Results of Operations for the Quarters Ended June 30, 2010 and 2009

Net Income/(Loss)

For the second quarter of 2010, we reported a net loss of $2.3 million, or $(0.19) per common share, compared to a net loss of $14.7 million, or $(1.23) per common share, for the second quarter of 2009.

Net Interest Income

Net interest income decreased by $0.7 million, or 6.2%, from $10.7 million for the second quarter of 2009 to $10.0 million for the second quarter of 2010. From the second quarter of 2009 to the second quarter of 2010, the net interest margin improved from 2.21% to 2.30%. During this period, we lost 32 basis points of yield on our earning assets while decreasing our cost of funds by 49 basis points.

The declining yield on earning assets is mostly attributable to changes in mix and volumes. Average earning assets declined from $1.932 billion in the second quarter of 2009 to $1.744 billion in the second quarter of 2010. This decline is primarily due to a $248.2 million decrease in average loan balances from the second quarter of 2009 to the second quarter of 2010 and a $75.3 million decrease in average investment securities during the same period. These declines were partially offset by a $135.5 million increase in federal funds sold and other interest-bearing assets, as we intentionally built liquidity by accumulating deposits and investing in short-term assets.

The decrease in our cost of funds from the second quarter of 2009 to the second quarter of 2010 was impacted by rates and volumes. Our average interest-bearing deposits declined by $50.6 million from the second quarter of 2009 to the second quarter of 2010, and our deposit cost declined by 52 basis points. Our average balance of other borrowings declined by $90.8 million over this period, and our cost of other borrowings declined by 15 basis points.

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	Average Balance
(Dollars in thousands)	Quarter Ended 6/30/10	Quarter Ended 6/30/09
EARNING ASSETS:
Net loans	$1,024,962	$1,273,120
Federal funds sold and other interest-bearing assets	352,285	216,766
Securities:
Taxable	362,752	358,386
Tax-exempt	3,693	83,389

Totals	1,743,692	1,931,661

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,365,187	1,415,793
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	209,080	299,868

Totals	1,574,267	1,715,661

Net amounts	$169,425	$216,000

	Interest for
(Dollars in thousands)	Quarter Ended 6/30/10	Quarter Ended 6/30/09
EARNING ASSETS:
Net loans	$13,153	$15,609
Federal funds sold and other interest-bearing assets	192	127
Securities:
Taxable	3,639	3,835
Tax-exempt	44	832

Totals	17,028	20,403

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	5,686	7,714
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	1,347	2,039

Totals	7,033	9,753

Net amounts	$9,995	$10,650

	Yields Earned And Rates Paid (%)
	Quarter Ended 6/30/10	Quarter Ended 6/30/09
EARNING ASSETS:
Net loans	5.15	4.92
Federal funds sold and other interest-bearing assets	0.22	0.23
Securities:
Taxable	4.02	4.29
Tax-exempt	4.77	4.00

Totals	3.92	4.24

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.67	2.19
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.58	2.73

Totals	1.79	2.28

Net amounts	2.30	2.21

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	7.33	6.16

Total earning assets	3.92	4.38

Net yield on earning assets	2.30	2.30

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

	Quarter Ended June 30, 2010 Over Quarter Ended June 30, 2009 Change Due To:
(Dollars in thousands)	Total	Rate	Volume
Earning assets:
Loans	$(2,456)	$775	$(3,231)
Securities:
Taxable	(196)	(150)	(46)
Tax exempt	(788)	199	(987)
Federal funds sold and other	65	(5)	70

Total earning assets	$(3,375)	$819	$(4,194)

Interest-bearing liabilities:
Interest-bearing deposits	$(2,028)	$(1,763)	$(265)
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(692)	(106)	(586)

Total interest-bearing liabilities	$(2,720)	$(1,869)	$(851)

(1)	Change in volume is the change in volume times the previous period’s rate.
(2)	Change in rate is the change in rate times the previous period’s balance.
(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The Board of Directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses declined from $23.0 million during the second quarter of 2009 to $3.2 million in the second quarter of 2010. We were able to reduce our provision for loan losses for the second quarter of 2010 because of a significant decrease in net charge-offs, as well as slight declines in our nonperforming and classified loans. We incurred $10.0 million in net charge-offs for the second quarter of 2010, compared to $15.3 million for the second quarter of 2009.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions. One of our strategic objectives has been, and continues to be, to increase the level of our other income. Our other income, exclusive of securities gains and losses, decreased by $113,000, or 2.8%, from the second quarter of 2009 to the second quarter of 2010. The following table presents for the periods indicated the major categories of noninterest income and the changes in the second quarter of 2010 compared to the second quarter of 2009:

	Quarter Ended June 30,
(Dollars in thousands)	2010	2009	Change
Service charges on deposit accounts	$1,907	$2,125	$(218)
Trust Department income	503	507	(4)
Other income	1,527	1,418	109

Total other income	$3,937	$4,050	$(113)

Our service charges on deposit accounts declined 10.3% from the second quarter of 2009 to the second quarter of 2010 primarily due to fewer insufficient funds fees charged in 2010. We believe that the decline in fees has resulted from our customers becoming better stewards of their funds and the increased use of electronic banking that provides our customers with real-time feedback on account balances. The 7.7% increase in other noninterest income is due to approximately $130,000 in letter of credit fees from two commercial customers earned in the second quarter of 2010, a $147,000 increase in gains on sale of OREO and rental income from OREO, and several other noninterest income accounts, none of which were considered individually material in nature. However, these gains were partially offset by a reduction of $428,000 in mortgage loan fee income, as a result of our scaling back our mortgage loan activity in 2010.

We recognized $846,000 in net securities gains during the second quarter of 2010, compared to $76,000 in net securities gains during the second quarter of 2009. The increase in net gains in 2010 resulted from our decision to recognize a portion of the unrealized gains in our investment portfolio while they were available to us.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses declined by $971,000 during the second quarter of 2010, compared with the second quarter of 2009. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the second quarter of 2010 compared to the second quarter of 2009:

	Quarter Ended June 30,
(Dollars in thousands)	2010	2009	Change
Salaries and employee benefits	$5,521	$7,012	$(1,491)
Premises and fixed asset expense	1,941	1,888	53
Other expense	6,868	6,401	467

Total other expense	$14,330	$15,301	$(971)

Salaries and employee benefits declined by 21.3% from the second quarter of 2009 to the second quarter of 2010. This decrease resulted mostly from a full quarter’s impact of certain staff reductions made in the first quarter of 2010 through our ongoing earnings improvement project.

Other noninterest expenses increased by 7.3%, due primarily to increased expenses relating to OREO. These expenses, including costs of holding OREO, legal fees, and losses on sales of OREO, increased from $1.6 million for the second quarter of 2009, to $2.7 million for the second quarter of 2010. This increase was partially offset by expense reductions in several other categories, including advertising, communications, FDIC insurance premiums, and director fees.

Changes in our income tax expense have generally paralleled changes in income. The income tax benefits for the second quarters of 2009 and 2010 resulted from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Financial Condition as of June 30, 2010

Summary

Total assets were $1.886 billion as of June 30, 2010, compared to $1.844 billion as of December 31, 2009. Our loan portfolio balance was $998.4 million as of June 30, 2010, compared to $1.091 billion as of December 31, 2009, a decrease of $93.0 million, or 8.5%. Total deposits were $1.546 billion as of June 30, 2010, compared to $1.500 billion as of December 31, 2009, an increase of $46.6 million, or 3.1%. Shareholders’ equity remained relatively flat at $119.3 million as of June 30, 2010, compared to $119.8 million as of December 31, 2009.

Loan Portfolio

Historically, our lending focus has been distributed among commercial real estate, commercial and industrial loans, 1-4 family mortgages and consumer loans. Total commercial, financial and agricultural loans, which consist primarily of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans, accounted for 16.4% of our loan portfolio as of June 30, 2010, compared to 17.0% as of December 31, 2009. Total real estate loans, which are secured by commercial real estate, one-to-four family residential properties and multi-family dwelling units, accounted for 73.1% of our loan portfolio as of June 30, 2010, compared to 72.7% as of December 31, 2009. Total consumer loans, which consist of home improvement, mobile home, automobile and unsecured personal loans, made up 1.8% of our loan portfolio as of June 30, 2010 and December 31, 2009.

Total loans were $998.4 million as of June 30, 2010, a decrease of $93.0 million, or 8.5%, compared to total loans of $1.091 billion as of December 31, 2009. The majority of the decline in loans occurred in commercial real estate loans due primarily to payoffs and chargedowns.

The following table summarizes our loan portfolio by type of loan and type of customer as of the dates indicated:

	As of June 30, 2010		As of December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial:
Commercial	$163,717	16.4%	$185,466	17.0%
Commercial real estate	562,154	56.3%	612,706	56.1%
Real estate construction	22,258	2.2%	30,000	2.8%

Total commercial	748,129	74.9%	828,172	75.9%

Consumer:
Residential real estate	79,397	8.0%	83,744	7.7%
Home equity lines	66,382	6.7%	67,185	6.2%
Other consumer loans	18,427	1.8%	20,177	1.8%

Total consumer	164,206	16.5%	171,106	15.7%

Other	86,097	8.6%	92,199	8.4%

Total loans	$998,432	100.0%	$1,091,477	100.0%

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of June 30, 2010, are summarized in the following table:

	As of June 30, 2010
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial:
Commercial	$55,431	$103,790	$4,496	$163,717
Commercial real estate	139,496	350,066	72,592	562,154
Real estate construction	6,603	3,838	11,817	22,258

Total commercial	201,530	457,694	88,905	748,129

Consumer:
Residential real estate	10,419	22,261	46,717	79,397
Home equity lines	2,755	16,731	46,896	66,382
Other consumer loans	5,143	10,253	3,031	18,427

Total consumer	18,317	49,245	96,644	164,206

Other	67,497	9,047	9,553	86,097

Total loans	$287,344	$515,986	$195,102	$998,432

Loans with a fixed interest rate	$117,639	$289,916	$46,530	$454,085
Loans with a variable interest rate	169,705	226,070	148,572	544,347

Total loans	$287,344	$515,986	$195,102	$998,432

As of June 30, 2010, our loan portfolio was composed of approximately 45.0% fixed interest rate loans and 55.0% variable interest rate loans. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loans rates are substantially lower than rates on existing mortgages due primarily to refinancings of adjustable rate and fixed rate loans at lower rates.

Higher-Risk Loans

Our loan portfolio does not include several types of loans generally considered higher-risk, such as option adjustable-rate mortgage loans, junior lien mortgages, high loan-to-value mortgages, interest-only loans, subprime loans, and loans with teaser rates. Management believes that the highest risk loans in our portfolio are our construction and land development loans.

We entered the Memphis, Birmingham, and Middle Tennessee markets late in the most recent real estate boom cycle. Consequently, our build-up in our construction and land development portfolio and the subsequent lack of demand for residential real estate due to declines in the mortgage markets caused our loan quality to deteriorate. In mid-2008, we established a moratorium on residential construction and development lending. From June 30, 2009 to June 30, 2010, we reduced our exposure in our construction and land development portfolio by $115.1 million, or 45.7%.

The following table reflects the composition of our construction and land development portfolio by market:

(Dollars in thousands)	As of June 30, 2010		As of March 31, 2010		As of December 31, 2009		As of June 30, 2009
	Balance	%	Balance	%	Balance	%	Balance	%
Birmingham	$11,781	8.6%	$14,363	9.2%	$17,043	10.3%	$20,009	7.9%
Florida	23,911	17.5%	28,299	18.1%	25,600	15.4%	26,430	10.5%
Georgia	9,760	7.1%	9,908	6.3%	10,820	6.5%	11,763	4.7%
Memphis	24,879	18.2%	29,553	18.9%	29,816	18.0%	49,086	19.5%
Middle Tennessee	32,941	24.1%	37,466	23.9%	43,420	26.1%	102,063	40.5%
Mississippi	23,070	16.9%	26,548	17.0%	29,796	17.9%	30,362	12.1%
Tuscaloosa	10,333	7.6%	10,256	6.6%	9,717	5.8%	12,054	4.8%

Total	$136,675	100.0%	$156,393	100.0%	$166,212	100.0%	$251,767	100.0%

During 2010, we have charged off approximately $6.5 million related to loans in this segment of our portfolio. As of June 30, 2010, our allowance for loan losses includes approximately $12.7 million allocated to construction and land development loans.

All commercial real estate loans, exclusive of the loans discussed above, total approximately $442.3 million as of June 30, 2010. Of this total, 53% represents owner occupied commercial real estate, and 47% represents non-owner occupied commercial real estate.

We have implemented additional risk management procedures focusing on real estate loans, so that we will reduce potential future losses. The moratorium on residential construction and development lending is continuing. We have tightened our underwriting standards for all commercial real estate loans and are not renewing certain loans to move them out of our portfolio. We are conducting builder/developer stress tests for larger relationships, and our loan officers are focusing more time on managing and reviewing existing loans, including stress testing, clearing exceptions, and collecting these loans.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

(Dollars in thousands)	As of June 30, 2010	As of December 31, 2009	As of June 30, 2009
Nonaccrual loans	$36,384	$41,096	$59,464
Accruing loans past due 90 days or more	2,284	5,582	2,901
Restructured loans	30,588	23,505	10,393

Total nonperforming loans	69,256	70,183	72,758
Other real estate owned	35,413	34,259	16,686

Total nonperforming assets	$104,669	$104,442	$89,444

Nonperforming assets to total loans and other real estate owned	10.12%	9.28%	7.09%

The increase in our nonperforming assets to total loans and other real estate owned ratio resulted more from the decline in our overall loan balance than from the slight increase in our nonperforming assets.

As of June 30, 2010, other real estate was comprised primarily of residential real estate developments in various stages of completion.

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

Allowance for Loan Losses

The allowance for loan losses was $35.6 million as of June 30, 2010, compared to $43.4 million as of December 31, 2009. The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Average loans outstanding	$1,048,878	$1,237,411

Total loans outstanding at end of period	$998,432	$1,091,477

Allowance for loan losses at beginning of period	$43,422	$20,730
Charge-offs:
Commercial, financial and agricultural	(3,433)	(8,143)
Real estate	(11,158)	(49,944)
Installment loans and other	(308)	(755)

Total charge-offs	(14,899)	(58,842)

Recoveries:
Commercial, financial and agricultural	438	1,224
Real estate	1,579	695
Installment loans and other	223	287

Total recoveries	2,240	2,206

Net charge-offs	(12,659)	(56,636)
Provision for loan losses	4,822	79,328

Allowance for loan losses at end of period	$35,585	$43,422

Ratio of net charge-offs to average loans outstanding	1.21%	4.58%
Ratio of allowance for loan losses to period end loans	3.56%	3.98%
Ratio of allowance for loan losses to nonperforming loans	51.38%	61.87%

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

(Dollars in thousands)	As of June 30, 2010		As of December 31, 2009
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$72,039	$3,798	$67,785	$11,407
Pooled loans	926,393	30,183	1,023,692	29,275
Unallocated component	—	1,604	—	2,740

Totals	$998,432	$35,585	$1,091,477	$43,422

Management believes that the allowance for loan losses as of June 30, 2010, is adequate to cover losses inherent in the portfolio as of such date.

Investment Portfolio

The investment portfolio serves as a source of liquidity and earnings and is used to manage interest rate risk and to ensure collateral is available for pledging requirements. Our investment portfolio primarily consists of agency mortgage-backed securities, pooled government guaranteed SBA loans and taxable and non-taxable municipal securities. Securities within the portfolio are classified as held-to-maturity or available-for-sale. As of June 30, 2010, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called accumulated other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in liquidity needs, changes in tax strategies, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $332.4 million as of June 30, 2010, compared to $330.1 million as of December 31, 2009. As of June 30, 2010, $215.1 million, or 64.7%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $227.3 million, or 68.9%, as of December 31, 2009. The remainder of the available-for-sale portfolio was invested primarily in government securities.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity or on a long-term basis are classified as held-to-maturity. Held-to-maturity securities were $2.7 million as of June 30, 2010 and December 31, 2009. All of the securities in the held-to-maturity category were issued by state and municipal subdivisions.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	As of June 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$204,131	$10,995	$—	$215,126
Other securities	113,435	4,106	269	117,272

Total	$317,566	$15,101	$269	$332,398

Held-to-maturity:
Other securities	$2,668	$42	$—	$2,710

	As of December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$219,635	$8,358	$706	$227,287
Other securities	101,235	2,087	530	102,792

Total	$320,870	$10,445	$1,236	$330,079

Held-to-maturity:
Other securities	$2,671	$70	$—	$2,741

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

As of June 30, 2010, we had net unrealized gains of $14.9 million in the investment portfolio compared to net unrealized gains of $9.3 million as of December 31, 2009. The $5.6 million increase in net unrealized gains is primarily attributable to changes in market interest rates from December 31, 2009 to June 30, 2010.

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

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of June 30, 2010. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	As of June 30, 2010
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Mortgage-backed securities	$1,777	4.06%	$5,523	4.31%	$13,612	4.86%	$194,214	4.63%	$215,126	4.63%
Other securities	2,056	4.77%	9,147	3.69%	48,847	3.25%	56,616	4.77%	116,666	4.05%

Total	3,833	4.44%	14,670	3.92%	62,459	3.60%	250,830	4.66%	331,792	4.43%

Held-to-maturity:
Other securities	—	—	—	—	1,668	9.17%	1,000	9.73%	2,668	9.38%

Equity and other securities	—	—	—	—	—	—	13,837	2.15%	13,837	2.15%

Total securities	$3,833	4.44%	$14,670	3.92%	$64,127	3.75%	$265,667	4.55%	$348,297	4.37%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. A third party analysis of our mortgage-backed securities as of June 30, 2010 showed the estimated average lives for fixed MBSs to be 3.2 years. The average life of the total investment portfolio is 3.8 years as of June 30, 2010.

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

As of June 30, 2010, core deposits (which we define as all deposits other than brokered deposits, 50% of time deposits $100,000 and greater and 50% of public funds) were $1.234 billion, or 79.8% of total deposits, while non-core deposits, including brokered deposits, made up 20.2% of total deposits. Total deposits increased to $1.546 billion as of June 30, 2010, compared to $1.500 billion as of December 31, 2009, an increase of $46.6 million, or 3.1%. Noninterest-bearing deposits increased by 2.6% over this period, and interest-bearing deposits, primarily time deposits, increased by 3.2%.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. In addition, we have at times offered special products or attractive rates so that our deposits will keep up with our need for liquidity. The average cost of deposits, including noninterest-bearing deposits, for the first six months of 2010 was 1.53%, compared to 1.84% for the year ended December 31, 2009.

The following table presents the daily average balances and rates paid on deposits for the periods indicated:

	Six Months Ended June 30, 2010		Year Ended December 31, 2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$174,398	—	$176,370	—
Interest-bearing demand (1)	568,643	0.96%	562,253	1.15%
Savings	46,480	0.42%	43,887	0.43%
Time deposits	738,828	2.41%	722,293	2.91%

Total	$1,528,349	1.53%	$1,504,803	1.84%

(1)	Includes money market accounts.

The following table provides the amount of our time deposits as of June 30, 2010, that are $100,000 and greater by time remaining until maturity:

(Dollars in thousands)	As of June 30, 2010
Three months or less	$133,791
Over three months through six months	83,727
Over six months through one year	109,236
Over one year	101,892

Total	$428,646

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

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We use borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically FHLB advances, which have terms ranging from overnight to several years. All FHLB borrowings are collateralized by investment securities or first mortgage loans. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to a subsidiary trust. As of June 30, 2010, securities with a carrying value of $255.3 million and loans with a carrying value of $368.5 million were pledged as collateral.

Our borrowings and repurchase agreements were $179.4 million as of June 30, 2010. The outstanding balance as of June 30, 2010, includes $95.0 million in long-term FHLB advances, $50.0 million in repurchase agreements with brokerage firms and $34.4 million in repurchase agreements with clients and treasury tax and loan note payable.

The following table summarizes our outstanding borrowings and repurchase agreements of the dates indicated:

(Dollars in thousands)	As of June 30, 2010	As of December 31, 2009
Ending balance	$179,442	$184,072
Average balance for the period	180,215	242,661
Maximum month-end balance during the period	186,735	293,704
Average interest rate for the period	2.48%	2.57%
Weighted average interest rate at the end of the period	2.45%	2.44%

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

Shareholders’ Equity

Shareholders’ equity was $119.3 million as of June 30, 2010, compared to $119.8 million as of December 31, 2009. During the first six months of 2010, we reported a net loss applicable to common shareholders of $4.2 million. Included in this amount are the payment of $1.1 million in preferred dividends and $216,000 of discount accretion related to the Series A preferred stock. Finally, an increase in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income to increase from $2.6 million at December 31, 2009, to $6.0 million at June 30, 2010.

Dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval from the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. At June 30, 2010, Cadence can not make dividend payments to the Corporation without prior approval of the OCC. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current earnings. As the Corporation does not generate earnings on a stand-alone basis, it does not have the capability to pay common stock dividends without receiving dividends from Cadence. The Corporation does not expect to make dividend payments in the near future.

Return on Equity and Assets

The following table sets forth certain selected financial data for the periods indicated.

	Six Months Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009
Return on assets (net income divided by total average assets)	-0.4%	-9.9%	-0.5%	-2.9%

Return on equity (net income divided by average equity)	-7.0%	-129.0%	-7.7%	-42.6%

Equity to asset ratio (average equity divided by total average assets)	6.4%	7.6%	6.3%	6.8%

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

Our actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Cadence Financial Corporation (Consolidated)		Cadence
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total risk-based	$118,729	11.3%	$111,858	10.7%
Tier 1 risk-based	105,314	10.0	98,475	9.4
Tier 1 leverage	105,314	5.7	98,475	5.4

As of December 31, 2009
Total risk-based	$125,730	10.9%	$117,053	10.2%
Tier 1 risk-based	110,980	9.6	102,338	8.9
Tier 1 leverage	110,980	6.3	102,338	6.0

The minimum amounts of capital and ratios as established by banking regulators are as follows:

	Cadence Financial Corporation (Consolidated)		Cadence
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total risk-based	$84,059	8.0%	$83,855	8.0%
Tier 1 risk-based	42,030	4.0	41,927	4.0
Tier 1 leverage	73,912	4.0	72,937	4.0

As of December 31, 2009
Total risk-based	$92,103	8.0%	$91,878	8.0%
Tier 1 risk-based	46,052	4.0	45,939	4.0
Tier 1 leverage	70,136	4.0	68,616	4.0

Cadence is subject to capital adequacy guidelines of the OCC at the bank level that are substantially similar to the Federal Reserve guidelines. Although current regulatory guidelines state that a financial institution must have a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0%, and a Tier 1 leverage ratio of 5.0% to be considered “well-capitalized” in accordance with the regulations, the primary regulator has the ability to impose higher ratios on financial institutions. These higher standards are imposed if the regulator believes that the risk profile on the institution is higher than they consider appropriate. As part of a consent order imposed on the Bank by the OCC in May 2010, Cadence is required to achieve by September 19, 2010, and maintain on an ongoing basis, a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0%. As of June 30, 2010, Cadence did not satisfy this regulatory requirement, as it had a Tier 1 leverage ratio of 5.4% and a total risk-based capital ratio of 10.7%.

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

Off-Balance Sheet Arrangements

There were no material changes to our contractual obligations during the first six months of 2010.

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of June 30, 2010, the amount of unfunded commitments outstanding was $124.0 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of June 30, 2010, the amount of outstanding letters of credit was $11.7 million.

The issuance of a letter of credit or a loan commitment is subject to the same credit and underwriting standards as any other loan agreement.

At any point in time, we do not know when or if these commitments will be funded. Generally, if they are funded, they are funded at various times over the commitment period. As a result, we are able to fund them out of normal cash flow. If all outstanding commitments were funded at the same time, we have the ability to fund them through our current liquidity.

In June 2008, the FHLB of Dallas issued a $35 million standby letter of credit to the Bank to secure public funds.

Liquidity, Inflation and Asset/Liability Management

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We did not experience any problems with liquidity during the first six months of 2010 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $93.0 million decrease in loans and a $46.6 million increase in deposits as of June 30, 2010, compared to December 31, 2009, our loan/deposit ratio declined to 64.6% as of June 30, 2010, compared to a loan/deposit ratio of 72.8% as of December 31, 2009. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When we include these sources of funding with deposits, our loans to total funding ratio declined to 57.9% as of June 30, 2010, from 64.9% as of December 31, 2009. Management’s target loans to deposits ratio is in the range of 75-85%, and our goal is to limit wholesale funding to no more than 25% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $32.8 million as of June 30, 2010, and $37.4 million as of December 31, 2009. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service to be material.

We believe that our traditional sources of cash flow, including retail deposits, maturing loans and investments, and the high level of cash currently carried on our balance sheet, will provide the cash to allow us to meet our future liquidity needs. At June 30, 2010, we had unused short-term borrowing lines (federal funds purchased lines) of approximately $37.5 million from upstream correspondent banks. We also have additional borrowing capacity from the Federal Reserve under certain circumstances. As of June 30, 2010, we had $95.0 million in outstanding FHLB borrowings. We have no additional borrowing capacity with the FHLB.

We currently have no plans to refinance or redeem any liabilities other than normal maturities and payments relating to the FHLB borrowings. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Under regulations controlling bank holding companies and national banks, Cadence is limited in the amount it can lend to the Corporation, and those loans are required to be on a fully secured basis. At June 30, 2010, there were no loans between Cadence and the Corporation. The Corporation’s only source of liquidity is dividends it receives from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval from the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a relatively neutral rate sensitive position. As of June 30, 2010, our balance sheet reflected approximately $238.4 million more in rate sensitive liabilities than assets that were scheduled to reprice within one year. This represented 12.64% of our total assets and indicates that we are in a liability-sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will continue to remain flat for the remainder of 2010 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then Cadence’s earnings will be less than predicted.

During the first six months of 2010, we believe we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed only to U.S. dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of our investment portfolio as held for trading. In 2009, we had hedged a portion of our floating rate prime based lending portfolio by entering into floating to fixed interest rate swaps; however, we had no outstanding hedges as of June 30, 2010. The transactions were cash flow hedges as defined by ASC Topic 815, “Derivatives and Hedging,” and were accounted for under that guidance. These transactions were in line with our asset/liability strategy and were entered into to help protect the Corporation against an unexpected downturn in short-term interest rates. As we continue to enhance our asset/liability management, we will continue to look for opportunities to protect the Corporation from unexpected changes in interest rates. We have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

	As of June 30, 2010
	Interest Sensitive Within (Cumulative)
(Dollars in thousands)	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$499,106	$655,697	$907,703	$962,847
Investment and mortgage-backed securities	73,958	112,591	234,666	348,297
Federal funds sold and other	2,812	23,168	23,168	23,168

	$575,876	$791,456	$1,165,537	$1,334,312

Interest-bearing liabilities:
Deposits	$510,694	$864,536	$1,437,304	$1,546,435
Borrowed funds	65,370	165,370	185,370	210,370

	$576,064	$1,029,906	$1,622,674	$1,756,805

Sensitivity gap:
Dollar amount	$(188)	$(238,450)	$(457,137)	$(422,493)
Percent of total interest-earning assets	-0.03%	-30.13%	-39.22%	-31.66%

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

At June 30, 2010, total interest-earning assets maturing or repricing within one year were less than interest-bearing liabilities maturing or repricing within the same time period by approximately $238.4 million (cumulative), representing a negative cumulative one-year gap of 30.13% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

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

Risk control consists of setting policies and parameters regarding interest rates and performing simulations based on trends and projections. Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The June 2010 model reflects net interest income under this scenario increasing by 5.43% with a 200 basis point upward shock of rates and decreasing by 4.53% if rates are shocked down 200 basis points. At June 30, 2010, a 200 basis point immediate increase in interest rates would have resulted in a 10.51% increase in market value of equity, and a 200 basis point instant decrease would have resulted in a 9.67% decrease in market value of equity. At June 30, 2010, we were within policy on both of these tests.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Report on Form 10-Q, the following significant risks may affect the Corporation and Cadence and update the risk factors contained in Part I, Item A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The risk factors identified below are in addition to those contained in any other documents filed by the Corporation under the Securities Exchange Act of 1934, including without limitation, any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

The current economic environment poses significant challenges for us and our industry and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions like us continue to be affected by declines in the real estate market and constrained financial markets. Declines in the housing market beginning in 2008, including falling home prices and increasing delinquencies, foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including us. Continuing concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their clients and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity. Many financial institutions, including us, have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. For example, a continued or deepening national economic recession or further deterioration in local economic conditions in the southeastern United States could cause losses that exceed our allowance for loan losses. We cannot predict when economic conditions are likely to improve. We may also face additional risks in connection with the current economic environment, including the following:

•

Economic conditions that negatively affect housing prices and the job market have caused, and may continue to cause, the credit quality of our loan portfolios to deteriorate, and that deterioration in credit quality has had, and could continue to have, a negative effect on our business and results of operations.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	Rapidly changing market conditions could make the historical references we use to estimate our allowance for loan losses and reserves less reliable.

•	The value of our securities portfolio may decline.

•	We face new and increased regulation of our industry, and compliance with that regulation has increased our costs and increased compliance challenges and may continue to do so.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

We are heavily regulated, and that regulation could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OCC, the Board of Governors of the Federal Reserve, the FDIC, and to a limited degree, the regulators in the states in which our branches are located. Our compliance with these regulations is costly and may restrict some of our activities, including payment of dividends (which are restricted, as discussed below), mergers and acquisitions, investments, loans and interest rates and locations of offices. As further discussed below, we are also subject to capitalization guidelines established by our regulators, which require us to maintain certain higher levels of capital to support our business.

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

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, permanently raise the current standard maximum deposit insurance amount to $250,000, and impose new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We are subject to a consent order with the OCC.

On May 19, 2010, the Bank’s board of directors executed a stipulation and consent to the issuance of a consent order by the OCC, and the OCC issued a consent order to the Bank effective as of such date. The consent order requires the Bank to meet and maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. As a result of the consent order, the Bank is not deemed to be “well capitalized” under the applicable regulations as long as the consent order is in place. Because the Bank is also deemed to be in “troubled condition,” the Bank is required, among other things, to obtain OCC or FDIC approval before making severance payments to departing executives, adding new directors or senior officers or making any change in responsibilities of any current senior executive officer who is proposing to assume a different senior officer position. Additionally, the Bank is required to seek FDIC approval before it can accept, renew or roll over brokered deposits or pay a dividend and it will not be eligible for expedited processing of certain applications. The Bank’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain approvals if requested. The consent order also includes other operational and supervisory provisions. The consent order requires us to take certain actions and to implement certain action plans with respect to, among other things, a compliance committee, capital adequacy, strategic planning and capital planning, management competence and effectiveness, loan portfolio management, credit and collateral exceptions, other real estate owned, loan review, the allowance for loan and lease losses, criticized assets, credit concentration risk management, liquidity risk management, internal audit, and the correction of alleged legal violations identified in examination reports.

The minimum capital ratios for the Bank under the consent order may restrict our ability to leverage our capital into earnings. Additionally, if the Bank fails to comply with the requirements of the consent order, it may be subject to further regulatory action, including a requirement to prepare a plan to sell or merge the Bank. Moreover, the imposition of the consent order with the OCC could cause reputation damage to the, thereby reducing our ability to leverage our capital into earnings. The OCC also has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders, removing officers and directors, requiring us to sell or merge the Bank, and ultimately, appointing the FDIC as receiver of the Bank.

We are required to maintain higher capital levels than many other banks and our failure to comply with these higher capital ratios could lead to the OCC taking additional actions against the Bank.

The consent order requires the Bank to meet by September 19, 2010, and maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. If we do not attain and maintain these required minimum capital ratios, the OCC has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders, removing officers and directors, requiring us to sell or merge the Bank, and ultimately, appointing the FDIC as receiver of the Bank. As of June 30, 2010, the Bank had a Tier 1 leverage ratio of 5.4% and a total risk-based capital ratio of 10.7%.

The consent order with the OCC requires us to raise additional capital, but that capital may not be available or may be dilutive.

As part of the consent order entered into with the OCC in May 2010, the Bank is required to achieve by September 19, 2010, and maintain on an ongoing basis, a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0%. As of June 30, 2010, the Bank had a Tier 1 leverage ratio of 5.4% and a total risk-based capital ratio of 10.7%. As a result of our recent losses and the Bank’s requirement for additional capital to meet these higher ratios, we have a need to raise additional capital. We are currently seeking to raise this capital through all available sources, including public or private equity offerings. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we could be subject to further regulatory actions, which are enumerated under the risk factor entitled “We are subject to a consent order with the OCC.” Any additional capital that we generate in the future, whether through exchange offers, underwritten offerings of common stock, or other public or private transactions, would be dilutive to our common shareholders and may reduce the market price of our common stock. Our inability to raise capital could materially and adversely affect our business, financial condition, or results of operations.

We have a significant deferred tax asset that may not be fully realized.

We had net deferred tax assets of $30.9 million as of June 30, 2010. As of June 30, 2010, we had a valuation allowance of $719,000 established against our state deferred tax asset. This valuation allowance was established due to differences in the carryforward periods in state and federal tax laws. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to adjust our valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

Our loan portfolio is highly concentrated in commercial real estate in certain geographic areas.

Commercial real estate and farm loans totaled $562.2 million as of June 30, 2010. Additionally, construction and development loans totaled $136.7 million as of June 30, 2010. As of June 30, 2010, approximately 73.1% of our loans had real estate as a primary or secondary component of collateral. Our construction and development loan portfolio includes residential and non-residential construction and development loans. Our residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. Our non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings, hotels, and other non-residential commercial properties. Our commercial real estate and farm loan portfolio consists primarily of loans secured by office buildings, retail centers, warehouses, farm land and other commercial properties located primarily in our Mississippi, Memphis, Florida, Tuscaloosa, and Nashville market areas. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Commercial real estate loans are typically larger than residential real estate loans and consumer loans and depend on sales, in the case of construction and development loans, and cash flows, in the case of other commercial real estate loans, from the property to service the debt. Sales and cash flows have been and may continue to be adversely affected by general economic conditions, and a further deterioration in the markets where our collateral is located could increase the likelihood of default. Because our loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of a few of these loans has caused and could continue to cause a significant increase in our non-performing loan balances. The concentration of residential construction and development in our commercial real estate loan portfolio is a contributing factor that led to our entry into a consent order with the OCC. A further increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. Additionally, the consent order requires us to implement additional policies and procedures with respect to our commercial real estate loan portfolio that could have a material adverse effect on our results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Management maintains an allowance for loan losses based upon, among other things:

•	historical experience;

•	repayment capacity of borrowers;

•	an evaluation of local, regional and national economic conditions;

•	regular reviews of delinquencies and loan portfolio quality;

•	collateral evaluations;

•	current trends regarding the volume and severity of past due and problem loans;

•	the existence and effect of concentrations of credit;

•	results of regulatory examinations; and

•	from time to time, the advice of consultants.

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, the consent order requires our board of directors to review our allowance for loan losses at least quarterly and the OCC periodically reviews our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurance that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.

We have incurred significant losses and may incur additional losses.

We incurred a net loss of $4.2 million, or $0.35 per common share, for the six months ended June 30, 2010, and a net loss of $112.2 million, or $9.42 per common share, for the year ended December 31, 2009. These losses, excluding the impact of the impairment loss on goodwill of $66.5 million in 2009, have resulted primarily from losses in our loan portfolio and we may suffer additional losses in the future.

Competition in the banking industry is intense and may adversely affect our profitability.

The banking business is highly competitive, and we experience competition from many other financial institutions in our markets. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other regional, super-regional, national and international financial institutions that operate offices in our markets and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints, and some have lower cost structures. In recent years, competition has intensified as a result of consolidation efforts. During the first quarter of 2010, competition continued to intensify as the challenges of the financial crises and market disruption led to further redistribution of deposits and certain banking assets to stronger financial institutions. We expect this trend to continue. The competitive landscape has been affected by the conversion of traditional investment banks to bank holding companies during the financial crises due to the access it provides to government-sponsored sources of liquidity.

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

Further deterioration of local economic conditions where we operate could have a continuing adverse effect on us.

Our success depends significantly on the general economic conditions of the geographic markets we serve in the states of Alabama, Florida, Georgia, Mississippi and Tennessee. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for loan losses. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. Adverse changes in, and further deterioration of, the economic conditions of the southeastern United States in general or any one or more of our local markets could negatively affect our financial condition, results of operations and our profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

Liquidity needs could adversely affect our results of operations and financial condition.

The Bank’s primary sources of funds are client deposits, maturing or called securities and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources include federal funds lines of credit from correspondent banks and, under certain circumstances, borrowing from the Federal Reserve’s discount window. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if regulatory restrictions should limit their availability. We may be required to slow or discontinue capital expenditures or other investments or liquidate assets should those sources not be adequate.

Emergency measures designed to stabilize the U.S. banking system are beginning to wind down.

Since mid-2008, a host of legislation and regulatory actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector, including our counterparties, and on the economic recovery is unknown.

•

TARP, established pursuant to the EESA legislation, was scheduled to expire on December 31, 2009; however, the U.S. Treasury has announced that it will be extended until October 31, 2010. TARP includes the CPP, pursuant to which the U.S. Treasury is authorized to purchase senior preferred stock and warrants to purchase common stock of participating financial institutions. Also under TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments, from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Recent indications from the U.S. Treasury are that TARP funds may be used to stimulate small business lending and to support mortgage loan modification efforts.

•	The U.S. Treasury guarantee on money market mutual funds established on September 19, 2008, expired on September 18, 2009, and the U.S. Treasury did not extend the program.

•

On September 9, 2009, the FDIC issued a notice of proposed rulemaking requesting comments on whether a temporary emergency facility should be left in place following the expiration on October 31, 2009 of the Temporary Liquidity Guarantee Program, which guaranteed certain senior unsecured debt of banks and certain holding companies. The Transaction Account Guarantee portion of the program which guarantees noninterest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until December 31, 2010.

•

Since 2008, the Federal Reserve has purchased several billion dollars of mortgage-related assets in order to support the mortgage lending industry during the financial crisis. The Federal Reserve is beginning to reduce its balance sheet as the financial crisis appears to abate, with the result that the supply of mortgage related assets on the market may increase substantially.

•

As part of its response to the financial crisis, the Federal Reserve has maintained interest rates at historically low levels. The chairman of the Federal Reserve has indicated that rates will remain low in the near term, but an increase in rates could occur in the coming year.

Legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act in response to the current crisis in the financial sector and on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The U.S. Treasury and banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or the ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

In addition, a stall in the economic recovery or a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Changes in monetary policy and interest rates could adversely affect our profitability.

Our results of operations are affected by decisions of monetary authorities, particularly the Federal Reserve. Our profitability depends to a significant extent on our net interest income. Net interest income is the difference between income generated from interest-earning assets and interest expense on funding those assets. Our net interest income has declined in recent periods due to a decline in interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but those changes could also affect our ability to originate loans and obtain deposits, and the average duration of our mortgage-backed securities portfolio.

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

Our non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

Although we believe the economy has stabilized and begun improving in some respects, we expect to continue to incur provisions for loan losses relating to non-performing loans. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our earnings, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. The consent order requires us to implement improved underwriting, internal controls, risk management policies and portfolio stress testing. Regulators may also require higher levels of provisions for possible loan losses and capital levels as a result of our commercial real estate lending concentration and exposures. We face the risk that our commercial real estate loan portfolio may continue to experience significant losses going forward.

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Our financial condition and outlook may be adversely affected by damage to our reputation.

Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Additionally, reputation damage could result in a loss of deposits, thereby reducing liquidity and reducing our ability to leverage our capital into earnings.

The failures of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with whom we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. In addition, failures of other financial institutions, and in particular, the failure of community banks, could damage our reputation and credibility. Any losses or damage to our reputation could materially and adversely affect our financial condition and results of operations.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and our overall liquidity.

We have historically had access to a number of alternative sources of liquidity, but given the downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. If our access to these sources of liquidity is diminished, or only available on unfavorable terms, then our net interest margin and our overall liquidity will be adversely affected. In addition, under the consent order we must obtain a waiver from the FDIC prior to accepting, renewing or rolling over brokered deposits and must set our deposit rates at or under the national rate cap imposed by the regulators.

We may be required to pay significantly higher FDIC premiums in the future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. The FDIC may raise the premiums even higher in the future. Therefore, the reserve ratio may continue to decline, and there may be additional increases in FDIC premiums. In 2009, the Bank (together with all other insured depository institutions) was required to pre-pay three years of insurance premiums. Our FDIC insurance related costs totaled approximately $4.3 million for 2009 and approximately $1.8 million for the first six months of 2010. Additionally, the Dodd-Frank Act permanently increased the limit on FDIC coverage to $250,000, and we may incur increased FDIC premiums in the future as a result of such increase.

We are a bank holding company and depend on our subsidiaries for dividends, distributions and other payments.

The Corporation is a company separate and apart from the Bank, and we must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by the Bank. The Bank’s ability to declare and pay dividends is limited by the consent order. The consent order provides that the Bank may not pay a dividend or make a capital distribution unless it is approved by the OCC and the Bank is in compliance with its capital plan. The Federal Reserve has issued policy statements generally requiring insured banks and bank holding companies to pay dividends only out of current operating earnings. We do not anticipate paying dividends on our common stock in the near future.

In addition, if any of the Corporation’s subsidiaries become insolvent, the direct creditors will have a prior and superior claim on its assets. The Corporation’s rights and the rights of the Corporation’s creditors will be subordinate to such direct creditors’ claims. Additionally, if the Bank becomes subject to federal conservatorship or receivership, the Corporation would probably suffer a complete loss of the value of our ownership interest in the Bank.

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

We rely on key personnel to manage and operate our business, including major revenue generating functions such as the loan and deposit portfolios. The ARRA has imposed significant limitations on executive compensation for recipients, like us, which may make it more difficult for us to retain and recruit key personnel. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our results of operations.

An interruption or breach in security with respect to our information systems, as well as information systems of our outsourced service providers, could have a material adverse effect on our financial condition and results of operations.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security with respect to our information systems, as well as information systems of our outsourced service providers, could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation, any of which could result in failures or disruptions in our client relationship management, general ledger, deposit, loan and other systems resulting in a material adverse effect on our financial condition and results of operations.

Hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business.

We operate and make loans in the state of Florida, which is viewed as a hurricane-prone area. Hurricanes destroy collateral and the service businesses that support the area, and may affect the demand for houses and services in a hurricane-prone area. Our results could be adversely affected if we suffered higher than expected losses on our loans due to weather events.

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

CADENCE FINANCIAL CORPORATION
Registrant

Date: August 11, 2010	/s/ Richard T. Haston
Richard T. Haston
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX:

Exhibit	Description	Page
11	Statement re computation of earnings per share	55

31.1	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Executive Officer	56

31.2	Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of Securities Exchange Act of 1934 as adopted pursuant to section 302 of Sarbanes-Oxley Act of 2002-Principal Financial Officer	57

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Executive Officer	58

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002—Chief Financial Officer	59