Form 10-Q
period 2010-09-30
CADENCE FINANCIAL CORP
filed 2010-11-15
CIK 742054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-15773

CADENCE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0694775
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

301 University Drive, P. O. Box 1187, Starkville, Mississippi	39760
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $1 Par Value – 11,909,127 shares as of September 30, 2010.

PART I—FINANCIAL INFORMATION

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

(Amounts in thousands, except per share data)	2010	2009
INTEREST INCOME
Interest and fees on loans	$39,242	$47,639
Interest and dividends on securities	10,829	14,333
Other interest income	576	273

Total interest income	50,647	62,245

INTEREST EXPENSE
Interest on deposits	16,570	21,690
Interest on borrowed funds	4,056	5,993

Total interest expense	20,626	27,683

Net interest income	30,021	34,562
Provision for loan losses	13,317	76,460

Net interest income (loss) after provision for loan losses	16,704	(41,898)

OTHER INCOME
Service charges on deposit accounts	5,427	6,349
Trust Department income	1,519	1,500
Other income	3,932	4,896
Securities gains (losses), net	838	1,062

Total other income	11,716	13,807

OTHER EXPENSE
Salaries and employee benefits	17,952	20,984
Premises and fixed asset expense	5,674	5,682
Impairment loss on goodwill	—	66,542
Other expense	21,029	19,637

Total other expense	44,655	112,845

Income (loss) from continuing operations, before income taxes	(16,235)	(140,936)
Income tax expense (benefit)	(5,957)	(30,053)

Net income (loss) from continuing operations	(10,278)	(110,883)

Income (loss) from discontinued operations, before income taxes	—	649
Income tax expense (benefit)	—	364

Net income (loss) from discontinued operations	—	285

Net income (loss)	(10,278)	(110,598)

Preferred stock dividend and accretion of discount	1,425	1,626

Net income (loss) applicable to common shareholders	$(11,703)	$(112,224)

Net income (loss) per share from continuing operations - basic and diluted	$(0.86)	$(9.31)

Net income (loss) per share from discontinued operations - basic and diluted	$—	$0.02

Net income (loss) per share - basic and diluted	$(0.86)	$(9.28)

Net income (loss) applicable to common shareholders per share - basic and diluted	$(0.98)	$(9.42)

Dividends per common share	$—	$0.05

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

(Amounts in thousands, except per share data)	2010	2009
INTEREST INCOME
Interest and fees on loans	$12,412	$15,464
Interest and dividends on securities	3,433	4,608
Other interest income	233	98

Total interest income	16,078	20,170

INTEREST EXPENSE
Interest on deposits	4,941	6,817
Interest on borrowed funds	1,359	1,760

Total interest expense	6,300	8,577

Net interest income	9,778	11,593
Provision for loan losses	8,495	20,704

Net interest income (loss) after provision for loan losses	1,283	(9,111)

OTHER INCOME
Service charges on deposit accounts	1,688	2,219
Trust Department income	531	527
Other income	1,232	1,511
Securities gains (losses), net	5	923

Total other income	3,456	5,180

OTHER EXPENSE
Salaries and employee benefits	5,825	6,902
Premises and fixed asset expense	1,868	1,910
Other expense	8,418	8,558

Total other expense	16,111	17,370

Income (loss) from continuing operations, before income taxes	(11,372)	(21,301)
Income tax expense (benefit)	(3,937)	(8,475)

Net income (loss) from continuing operations	(7,435)	(12,826)

Income (loss) from discontinued operations, before income taxes	—	646
Income tax expense (benefit)	—	247

Net income (loss) from discontinued operations	—	399

Net income (loss)	(7,435)	(12,427)

Preferred stock dividend and accretion of discount	109	652

Net income (loss) applicable to common shareholders	$(7,544)	$(13,079)

Net income (loss) per share from continuing operations - basic and diluted	$(0.62)	$(1.08)

Net income (loss) per share from discontinued operations - basic and diluted	$—	$0.03

Net income (loss) per share - basic and diluted	$(0.62)	$(1.04)

Net income (loss) applicable to common shareholders per share - basic and diluted	$(0.63)	$(1.10)

Dividends per common share	$—	$—

CADENCE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	Sept. 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$28,762	$17,450
Interest-bearing deposits with banks	267,373	249,460
Federal funds sold and securities purchased under agreements to resell	1,744	30,125

Total cash and cash equivalents	297,879	297,035
Securities available-for-sale	361,978	330,079
Securities held-to-maturity (estimated fair value of $2,717 at September 30, 2010 and $2,741 at December 31, 2009)	2,667	2,671
Other securities	13,240	13,313

Total securities	377,885	346,063
Loans	944,967	1,091,477
Less: allowance for loan losses	(38,179)	(43,422)

Net loans	906,788	1,048,055
Interest receivable	5,961	7,338
Premises and equipment, net	30,008	31,247
Goodwill and other intangible assets	1,033	1,384
Other assets	113,569	113,333

Total Assets	$1,733,123	$1,844,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$181,110	$170,722
Interest-bearing deposits	1,218,934	1,329,088

Total deposits	1,400,044	1,499,810
Interest payable	1,458	2,046
Federal funds purchased and securities sold under agreements to repurchase	82,055	87,432
Subordinated debentures	30,928	30,928
Other borrowed funds	96,484	96,640
Other liabilities	10,162	7,845

Total liabilities	1,621,131	1,724,701

Shareholders’ Equity:
Preferred stock—$10 par value, authorized 10,000,000 shares as of September 30, 2010 and December 31, 2009; issued 44,000 shares as of September 30, 2010 and December 31, 2009	42,422	42,097
Common stock—$1 par value, authorized 140,000,000 shares as of September 30, 2010 and 50,000,000 shares as of December 31, 2009; issued 11,909,127 shares as of September 30, 2010 and 11,912,564 shares as of December 31, 2009	11,909	11,913
Surplus	96,035	95,931
Retained earnings (accumulated deficit)	(44,535)	(32,832)
Accumulated other comprehensive income	6,161	2,645

Total shareholders’ equity	111,992	119,754

Total Liabilities and Shareholders’ Equity	$1,733,123	$1,844,455

CADENCE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

(Amounts in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,278)	$(110,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,344	2,628
Deferred income taxes	(7,228)	(25,312)
Provision for loan losses	13,317	76,460
Net performance share activity	100	81
Loss (gain) on sale of securities, net	(838)	(1,062)
Impairment loss on goodwill	—	66,542
Gain on sale of GCM Insurance assets	—	(502)
(Increase) decrease in interest receivable	1,377	1,603
(Increase) decrease in loans held for sale	1,021	1,839
(Increase) decrease in other assets	4,604	(326)
Increase (decrease) in interest payable	(588)	(1,023)
Increase (decrease) in other liabilities	2,161	1,462

Net cash provided by (used in) operating activities	5,992	11,792

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	92,421	426,413
Proceeds from sale of securities	28,181	114,562
Purchase of securities	(145,892)	(518,992)
Net cash proceeds from sale of GCM Insurance assets	—	417
(Increase) decrease in loans	126,929	94,498
(Additions) disposal of premises and equipment	(544)	(43)

Net cash provided by (used in) investing activities	101,095	116,855

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(99,766)	(49,715)
Issuance of preferred stock	—	44,000
Dividend paid on preferred stock	(1,100)	(1,320)
Dividend paid on common stock	—	(595)
Net change in federal funds purchased and securities sold under agreements to repurchase	(5,377)	(9,736)
Net change in short-term FHLB borrowings	—	(20,000)
Proceeds from long-term debt	—	35,000
Repayment of long-term debt	—	(102,277)

Net cash provided by (used in) financing activities	(106,243)	(104,643)

Net increase (decrease) in cash and cash equivalents	844	24,004
Cash and cash equivalents at beginning of year	297,035	61,233

Cash and cash equivalents at end of period	$297,879	$85,237

Cash paid during the period for:
Interest	$21,214	$28,706

Income tax	$—	$—

CADENCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Cadence Financial Corporation (the “Corporation”), Cadence Bank, N.A. (“Cadence” or the “Bank”), a wholly-owned subsidiary of the Corporation, Enterprise Bancshares, Inc. (“Enterprise”), a wholly-owned subsidiary of the Corporation, Cadence Insurance Services of Mississippi (formerly Galloway-Chandler-McKinney Insurance Agency, Inc. (“GCM”)), a wholly-owned subsidiary of Cadence, NBC Insurance Services of Alabama, Inc., a wholly-owned subsidiary of Cadence, and NBC Service Corporation (“NBC Service”), a wholly-owned subsidiary of Cadence. All significant intercompany accounts and transactions have been eliminated.

On August 31, 2010, Commerce National Insurance Company, a wholly-owned subsidiary of NBC Service, was liquidated, and its assets and liabilities were transferred to NBC Service. This transaction did not impact the Corporation’s financial position or results of operations. On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM’s operations and changed its name to Cadence Insurance Services of Mississippi. See Note 11 for additional information relating to this transaction.

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

Note 1. Merger Proceedings

On October 6, 2010, Community Bancorp LLC, a Delaware limited liability company (“CBC”) and the Corporation entered into an Agreement and Plan of Merger (“Agreement”) pursuant to which a wholly-owned subsidiary of CBC will be merged with and into the Corporation, with the Corporation continuing thereafter as a wholly-owned subsidiary of CBC (the “Merger”).

Under the terms of the Agreement, the Corporation’s common shareholders will receive a cash payment of $2.50 per share, which approximates $29.8 million. In addition, the Corporation has been notified that CBC has entered into an agreement with the U.S. Department of the Treasury (“Treasury”) to purchase the $44.0 million of the Corporation’s preferred stock and the associated warrant issued to Treasury under the Capital Purchase Program for $38.0 million in cash, plus approximately $1.0 million in cash for accrued but unpaid dividends with respect to the preferred stock through October 29, 2010, subject to certain closing conditions. Consummation of the Merger is subject to approval by regulatory authorities, approval by the Corporation’s shareholders, and certain other conditions set forth in the Agreement. The Merger is expected to close no later than the first quarter of 2011. Following the consummation of the Merger, the Corporation will no longer be a publicly held corporation.

Note 2. Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance will require companies to provide additional disclosures relating to the credit quality of their financing receivables and the credit reserves held against them, including the aging of past-due receivables, credit quality indicators, and modifications of financing receivables. For public companies, the disclosure requirements as of the end of a reporting period are effective for periods ending on or after December 15, 2010, and the disclosure requirements for activity occurring during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the disclosure requirements are effective for annual reporting periods ending on or after December 15, 2011. The Corporation is currently evaluating the possible effects of this guidance on its financial statement disclosures.

Note 3. Goodwill and Other Intangible Assets

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

Note 4. Performance Shares and Stock Options

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

The Corporation has one active Long Term Incentive Compensation Plan (the “LTIP”), which is administered by the Compensation Committee of the Board of Directors. Under the LTIP, 750,000 shares of common stock have been reserved for issuance to the Corporation’s eligible employees, as well as the directors and employees of certain of the Corporation’s affiliates. In 2007 and 2008, under the provisions of the LTIP, the Compensation Committee awarded performance shares of stock to certain eligible employees. No awards were granted in 2009 or in the nine month period ended September 30, 2010. The shares vest in equal amounts over a four-year period after they are earned.

As of September 30, 2010, a total of 38,945 performance shares are outstanding, all of which have been earned. For the three and nine months ended September 30, 2010, compensation expense relating to performance shares totaled $35,000 and $101,000, respectively. For the three and nine months ended September 30, 2009, compensation expense relating to performance shares totaled $51,000 and $119,000, respectively.

Note 5. Variable Interest Entities

On December 30, 2003, the Corporation issued $30.9 million of subordinated debentures to NBC Capital Corporation (MS) Statutory Trust (“Trust”). The Trust in turn sold approximately $30 million of trust preferred securities to investors. The Corporation’s obligations under the Debentures and related documents, taken together, practically constitute a full and unconditional guarantee by the Corporation of the trust preferred securities.

On August 9, 2010, the Board of Directors voted to defer regular interest payments on the subordinated debentures issued to the Trust. The Debentures provide for the deferral, from time to time, of the payment of interest of up to 20 consecutive quarterly periods. During these deferral periods, no interest shall be due and payable. At the end of the deferral period, the Corporation shall pay all accrued and unpaid interest on the Debentures, along with additional interest calculated by compounded interest payments quarterly. Interest on the Debentures, as well as the trust preferred securities, is the three month London Interbank Offer Rate (“LIBOR”) plus 2.85% and is payable quarterly. The Board of Directors believes the deferral of the payment of interest on the Debentures is in the best interest of the Corporation at the present time given the Corporation’s desire to conserve and maintain liquidity.

The subordinated debentures are the sole assets of the Trust. In accordance with ASC Topic 810, “Consolidation,” the Trust is not consolidated into the financial statements of the Corporation.

Note 6. Comprehensive Income

The following tables disclose comprehensive income for the periods reported in the Consolidated Statements of Income (Loss):

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Net income (loss)	$(10,278)	$(110,598)
Net change in other comprehensive income, net of tax:
Realized (gains) losses included in net income	(517)	(656)
Unrealized gains (losses) on securities	4,033	4,282

Net change in other comprehensive income, net of tax	3,516	3,626

Comprehensive income (loss)	$(6,762)	$(106,972)

Accumulated other comprehensive income at beginning of period	$2,645	$237
Net change in other comprehensive income	3,516	3,626

Accumulated other comprehensive income at end of period	$6,161	$3,863

	Three Months Ended September 30,
(Amounts in thousands)	2010	2009
Net income (loss)	$(7,435)	$(12,427)
Net change in other comprehensive income, net of tax:
Realized (gains) losses included in net income	(3)	(570)
Unrealized gains (losses) on securities	116	4,812

Net change in other comprehensive income, net of tax	113	4,242

Comprehensive income (loss)	$(7,322)	$(8,185)

Accumulated other comprehensive income at beginning of period	$6,048	$(379)
Net change in other comprehensive income	113	4,242

Accumulated other comprehensive income at end of period	$6,161	$3,863

Note 7. Defined Benefit Pension Plan

The following table contains the components of the net periodic cost of the Corporation’s defined benefit pension plan for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
(Amounts in thousands)
Service cost	$516	$535
Interest cost	497	559
Expected return on assets	(601)	(676)
Net (gain)/loss recognition	268	252
Prior service cost amortization	(59)	(66)

Preliminary net periodic cost	621	604
Immediate recognition due to settlement and curtailment	450	666

Net periodic cost	$1,071	$1,270

	Three Months Ended September 30,
	2010	2009
(Amounts in thousands)
Service cost	$172	$178
Interest cost	166	186
Expected return on assets	(200)	(225)
Net (gain)/loss recognition	89	84
Prior service cost amortization	(20)	(22)

Preliminary net periodic cost	207	201
Immediate recognition due to settlement and curtailment	150	222

Net periodic cost	$357	$423

The expected rate of return for 2010 and 2009 was 7.0%.

Note 8. Investment Securities

In accordance with ASC Topic 320, “Investments – Debt and Equity Securities,” for the three and nine month periods ended September 30, 2010, management reviewed the securities portfolio for securities that had unrealized losses for more than twelve months that could be considered other-than-temporary. As of September 30, 2010, approximately 2% of the number of securities in the portfolio reflected an unrealized loss.

In conducting its review for other-than-temporary impairment, management evaluated a number of factors including, but not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Based on this review, management does not believe any individual security with an unrealized loss as of September 30, 2010, is other-than-temporarily impaired.

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

	September 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$297,879	$297,879	$297,035	$297,035
Securities available-for-sale	361,978	361,978	330,079	330,079
Securities held-to-maturity	2,667	2,717	2,671	2,741
Other securities	13,240	13,240	13,313	13,313
Loans	906,788	907,032	1,048,055	1,049,952
Liabilities:
Noninterest-bearing deposits	181,110	181,110	170,722	170,722
Interest-bearing deposits	1,218,934	1,221,308	1,329,088	1,332,685
Federal funds purchased and securities sold under agreements to repurchase	82,055	82,715	87,432	89,582
Subordinated debentures	30,928	30,928	30,928	30,928
FHLB and other borrowings	96,484	95,124	96,640	94,985

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

In accordance with the disclosure requirements of ASC Topic 820, the following table reflects assets measured at fair value on a recurring basis as of September 30, 2010. U. S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value using Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions, among other things.

(Amounts in thousands)	Total	Level 1	Level 2
Available-for-sale securities:
U. S. Treasury securities	$40,468	$40,468	$—
Obligations of other U. S. government agencies	22,425	—	22,425
Obligations of states and municipal subdivisions	31,560	—	31,560
Mortgage-backed securities	228,162	—	228,162
Other securities	39,363	—	39,363

Total	$361,978	$40,468	$321,510

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

(Amounts in thousands)	Fair Value at September 30, 2010
Impaired loans	$74,505
Other real estate owned	32,200

Note 10. Preferred Stock

On January 9, 2009, the Corporation completed the sale of $44 million of non-voting senior preferred stock (“Senior Preferred Stock”) to Treasury under the Capital Purchase Program (“CPP”). The Senior Preferred Stock pays a cumulative annual dividend at a 5% rate for the first five years and will reset to a rate of 9% after five years if not redeemed by the Corporation prior to that time. In connection with the issuance of the Senior Preferred Stock, the Corporation also issued to Treasury a warrant to purchase the Corporation’s common stock up to a maximum of 15% of the amount of Senior Preferred Stock issued, or $6.6 million.

On August 9, 2010, the Board of Directors voted to suspend quarterly dividends on the Senior Preferred Stock. The annual sum of quarterly dividend payments on the Senior Preferred Stock is $2.2 million for each of the first five years. The Senior Preferred Stock is non-voting, other than class voting on matters that could adversely affect the shares of Senior Preferred Stock, such as any authorizations of shares of capital stock ranking senior to the Senior Preferred Stock, any amendment to the terms of the Senior Preferred Stock, and any merger, exchange or similar transaction. If dividends on the Senior Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, Treasury has the right to appoint two directors. This right will end when full dividends have been paid for four consecutive dividend periods. The Board of Directors believes the suspension of the dividend on the Senior Preferred Stock is in the best interest of the Corporation at the present time given the Corporation’s desire to conserve and maintain liquidity. If dividends on the Senior Preferred Stock had not been suspended, the Corporation’s net loss applicable to common shareholders for the three and nine months ended September 30, 2010, would have been $8.1 million ($0.68 per diluted share), and $12.3 million ($1.03 per diluted share), respectively.

Note 11. Discontinued Operations

On August 31, 2009, the Bank completed the disposition of the assets used in and liabilities arising from GCM’s operations to four limited liability companies established by former owners and employees of GCM. The total purchase price of the assets sold, net of liabilities assumed, was approximately $5.5 million.

As a result of this transaction, the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2009, have been restated to reflect GCM’s operations as discontinued operations. Summarized financial information for discontinued operations is as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009
Income	$3,449	$1,044
Expense	3,302	900

Income from discontinued operations	147	144
Gain on sale	502	502
Income tax expense	364	247

Net income (loss) from discontinued operations	$285	$399

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following provides a narrative discussion and analysis of significant changes in our results of operations and financial condition for the three and nine months ended September 30, 2010. Certain information included in this discussion contains forward-looking statements and information that are based on management’s beliefs, expectations and conclusions, drawn from certain assumptions and information currently available. The Private Securities Litigation Act of 1995 encourages the disclosure of forward-looking information by management by providing a safe harbor for such information. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations and conclusions reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from our expectations. When used in this discussion, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “project,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions (including specifically the downturn in the U. S. real estate market), availability or cost of capital, changes in accounting standards and practices, employee workforce factors, ability to achieve cost savings and enhance revenues, the assimilation of acquired operations and establishing credit practices and efficiencies therein, acts of war or acts of terrorism or geopolitical instability and other effects of legal and administrative proceedings, changes in federal, state or local laws and regulations and other factors identified in

Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and that may be discussed from time to time in other reports filed with the Securities and Exchange Commission subsequent to this report. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

Summary of Nine Months Ended September 30, 2010

Consent Order Imposed by Office of the Comptroller of the Currency (“OCC”). On May 19, 2010, Cadence’s Board of Directors executed a stipulation and consent to the issuance of a consent order by the OCC, and the OCC has issued a consent order effective as of that date. The consent order required the Bank to achieve by September 19, 2010, and maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. These capital ratios are higher than the typical capital ratios required to meet “well-capitalized” standards. The Bank is not deemed to be “well-capitalized” under the applicable regulations while the consent order is in place, even if the Bank satisfies the capital ratios discussed above. The consent order also includes operational and supervisory provisions which we believe we have satisfied or will be able to satisfy, including taking certain actions and implementing certain action plans with respect to, among other things, a compliance committee, capital adequacy, strategic planning and capital planning, management competence and effectiveness, loan portfolio management, credit and collateral exceptions, loan review, the allowance for loan and lease losses, criticized assets, credit concentration risk management, liquidity risk management, internal audit, and correcting alleged legal violations identified in examination reports. Most of these action plans require that the Bank satisfy the requirements within a defined time period ranging from 30 to 120 days. The consent order terminates the earlier formal agreement entered into with the OCC on April 17, 2009.

Net Interest Income. Our net interest income declined from $34.6 million in the first nine months of 2009 to $30.0 million in the first nine months of 2010. For the first nine months of 2010, our net interest margin was 2.33%, compared to 2.47% for the first nine months of 2009. This thirteen basis point decline in margin resulted primarily from our intentionally building liquidity by accumulating deposits and investing in short-term assets with lower yields, the increase in the average balance of our nonaccrual loans, and the decline in our average earning assets. Our average earning assets declined by $152.1 million, or 8.1%, between the first nine months of 2009 and the first nine months of 2010. When comparing the first nine months of 2010 to the same period of 2009, we lost 51 basis points of yield on our earning assets but were able to reduce the cost of funds by 46 basis points.

Provision for Loan Losses. Our provision for loan losses was $13.3 million for the first nine months of 2010, as compared to $76.5 million for the first nine months of 2009. We incurred $18.6 million in net charge-offs for the first nine months of 2010, compared to $52.3 million for the first nine months of 2009. In 2009, we experienced a significant increase in non-performing loans, mostly due to real estate construction and development loans.

Other Income (Noninterest Income). Our noninterest income, exclusive of securities gains and losses, declined by $1.9 million, or 14.6%, between the first nine months of 2009 and the first nine months of 2010, due to lower service charges and other noninterest income, primarily our service charges on deposit accounts, generated by insufficient funds (“NSF”) fees, and mortgage loan fee income, as we significantly scaled back our activity in mortgage lending.

Other Expense (Noninterest Expense). During the first nine months of 2010, total noninterest expenses declined by $68.2 million from the same period of 2009. This decline mainly resulted from a $66.5 million impairment loss on goodwill recognized in the first quarter of 2009. Also contributing to the decline in noninterest expenses was a $3.0 million decline in salaries and employee benefits, resulting from certain staff reductions made as part of an earnings improvement project we commissioned during the first quarter of 2010. Our other noninterest expenses increased by $1.4 million between the first nine months of 2009 and the first nine months of 2010, primarily due to higher OREO-related expenses and one-time costs related to the earnings improvement project.

Net Income/(Loss). For the first nine months of 2010, we reported a net loss applicable to common shareholders of $11.7 million, or $(0.98) per common share, compared to a net loss of $112.2 million, or $(9.42) per common share, for the first nine months of 2009.

Loan Portfolio. As of September 30, 2010, our loan portfolio was $945.0 million, distributed among commercial real estate loans, commercial and industrial loans, 1-4 family mortgages and consumer loans. As of September 30, 2010, our loan portfolio was composed of approximately 55.0% variable rate loans and 45.0% fixed rate loans. Beginning in the third quarter of 2008, we made a concerted effort to reduce our concentration in commercial real estate loans, particularly residential construction and development loans, which typically have higher yields but also higher risk. Overall, our average loan balances declined by approximately $245.2 million, or 19.3%, from the first nine months of 2009 to the first nine months of 2010, from $1.269 billion for the first nine months of 2009 to $1.024 billion for the first nine months of 2010.

Investment Portfolio. The average balance of our investment portfolio was $364.5 million for the first nine months of 2010, compared to $448.4 million for the first nine months of 2009, representing a decrease of $84.0 million, or 18.7%. Our yield on securities declined by 30 basis points to 3.97% over this same period.

Federal Funds Sold and Other Interest-Bearing Assets. Our average balances in federal funds sold and other interest-bearing assets increased significantly from the first nine months of 2009 to the first nine months of 2010, from $157.2 million to $334.3 million. This increase resulted from our intentionally building liquidity by accumulating deposits and investing in short-term assets. Our yields on these assets remained flat at 0.23% for the first nine months of 2009 and the first nine months of 2010.

Deposits and Other Interest-Bearing Liabilities. Our overall cost of funds declined by 46 basis points from the first nine months of 2009 to the first nine months of 2010. Average borrowed funds declined by $81.7 million, or 27.9%, for the first nine months of 2010 compared to the first nine months of 2009. Average interest-bearing deposits declined to $1.340 billion for the first nine months of 2010, compared to $1.356 billion for the first nine months of 2009, a decrease of $16.3 million.

Recent Events

On October 6, 2010, the Corporation announced that it had entered into an agreement and plan of merger with Community Bancorp LLC (“CBC”), a Delaware limited liability company formed to invest in community banks. The terms of this agreement provide that a wholly-owned subsidiary of CBC will be merged with and into the Corporation, with the Corporation as the surviving entity and as a wholly-owned subsidiary of CBC.

Under the terms of the agreement, our common shareholders will receive a cash payment of $2.50 per share, which approximates $29.8 million. In addition, it is our understanding that CBC has entered into an agreement with the U.S. Department of the Treasury (“Treasury”) to purchase the $44.0 million of our preferred stock and the associated warrant issued to Treasury under the Capital Purchase Program for $38.0 million in cash, plus approximately $1.0 million in cash for accrued but unpaid dividends with respect to the preferred stock through October 29, 2010, subject to certain closing conditions. Consummation of the merger is subject to approval by regulatory authorities, approval by our shareholders at a shareholder meeting scheduled for December 2010, and certain other conditions set forth in the agreement. The merger is expected to close no later than the first quarter of 2011.

Outlook for the Remainder of 2010

Our most significant challenges for the remainder of 2010 are credit quality, the continuing low interest rate environment, and returning to profitability. We have taken an aggressive stance in addressing credit issues in our loan portfolio to minimize future risks. We have increased our focus on underwriting standards and have revamped our loan policy. We also have a special assets team in place to manage workout situations and to assist in the timely disposition of defaulted assets. Our management information systems relating to loan concentrations provide us with current and detailed information about the status of the loans in our portfolio. We feel that these steps place us in a favorable position to manage credit quality; however, credit quality will remain an issue as long as current economic trends, including high unemployment rates and depressed real estate prices, continue.

We expect our loan portfolio balance to level off during the fourth quarter of 2010. However, we must still face the challenges of the current economic environment and flat loan demand, which will make it difficult for us to maintain our current loan portfolio balance as our existing credits pay down. Currently, we expect that interest rates will remain flat for the remainder of 2010. We based our 2010 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

We also expect our wholesale borrowing costs and higher cost retail time deposits to continue to decline for the remainder of 2010. We intend to use our excess liquidity to absorb this decrease in liabilities. This should decrease our interest expense and improve our net interest income and net interest margin during the fourth quarter of 2010.

As part of the consent order agreed to with the OCC in May 2010, Cadence was required to achieve by September 19, 2010, and maintain on an ongoing basis, a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0%. As of September 30, 2010, Cadence had a Tier 1 leverage ratio of 4.9% and a total risk-based capital ratio of 10.1%. Because of our recent losses and Cadence’s requirement for additional capital to meet these higher ratios, we have actively sought additional capital. CBC has indicated that once the merger with CBC is completed, it will fund Cadence’s operations so that Cadence’s capital levels will exceed the requirements of the consent order. We expect the merger to close no later than the first quarter of 2011.

We will also continue our efforts to control noninterest expenses by working to achieve maximum efficiencies within our franchise. The earnings improvement project we commissioned during the first quarter of 2010 is continuing to provide us with opportunities to reduce our overhead expenses during the remainder of 2010 and forward. Our 2010 nine-month results of operations reflected savings due to restructuring certain operations and delivery channels to our customers and eliminating some redundant staff positions. We have established process improvement teams to focus on ongoing programs to enhance our efficiencies and improve the delivery of services to our customers. We expect that these programs will improve our product offerings, customer service, and overall profitability. These programs should be fully implemented by the end of 2010. We continue to leverage the investments in infrastructure that we have made over the past few years and believe that they will continue to have a positive impact on our costs going forward. Reducing our efficiency ratio remains a key objective. However, our noninterest expenses for 2010 will continue to be negatively affected by costs associated with OREO and increased FDIC insurance premiums.

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

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors, including general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of the allowance for loan losses was $2.0 million, or 5.3% of the total allowance, as of September 30, 2010, and $2.7 million, or 6.3% of the total allowance, as of December 31, 2009.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Cadence’s executive committee and our full Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was $38.2 million as of September 30, 2010, compared to $43.4 million as of December 31, 2009, and represented 4.0% of outstanding loans as of both dates.

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

As of September 30, 2010, our investment portfolio included certain securities that were impaired by definition, but based on our review and consideration of the criteria listed above, we determined that none of the impairments were other-than-temporary.

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

As of September 30, 2010, we had net deferred tax assets of $36.2 million, including a valuation allowance of $1.3 million established against our state deferred tax asset. This valuation allowance was established due to differences in the carryforward periods in state and federal tax laws. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts. This process requires significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to adjust our valuation allowance, which could materially impact our results of operations and financial condition. For additional information, see Note J (Income Taxes) of the Notes to Consolidated Financial Statements in our December 31, 2009 Form 10-K.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Net Income/(Loss)

For the first nine months of 2010, we reported a net loss of $11.7 million, or $(0.98) per common share, compared to a net loss of $112.2 million, or $(9.42) per common share, for the first nine months of 2009.

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

Net interest income decreased by $4.5 million, or 13.1%, from $34.6 million for the first nine months of 2009 to $30.0 million for the first nine months of 2010. Between the first nine months of 2009 and the first nine months of 2010, the net interest margin declined from 2.47% to 2.33%. During this period, we lost 51 basis points of yield on our earning assets and decreased our cost of funds by 46 basis points.

The declining yield on earning assets is mostly attributable to changes in mix and volumes. Average earning assets declined from $1.875 billion in the first nine months of 2009 to $1.722 billion in the first nine months of 2010. This decline is primarily due to a $245.2 million decrease in average loan balances from the first nine months of 2009 to the first nine months of 2010 and an $84.0 million decrease in average investment securities during the same period. These declines were partially offset by a $177.0 million increase in federal funds sold and other interest-bearing assets, as we intentionally built liquidity by accumulating deposits and investing in short-term assets.

The decrease in our cost of funds from the first nine months of 2009 to the first nine months of 2010 was impacted by rates and volumes. Our average interest-bearing deposits decreased by $16.3 million from the first nine months of 2009 to the first nine months of 2010, and our deposit cost declined by 49 basis points. Our average balance of other borrowings declined by $81.7 million over this period, and our cost of other borrowings declined by 17 basis points.

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	Average Balance
(Dollars in thousands)	Nine Months Ended 9/30/10	Nine Months Ended 9/30/09
EARNING ASSETS:
Net loans	$1,023,778	$1,268,930
Federal funds sold and other interest-bearing assets	334,251	157,216
Securities:
Taxable	360,763	373,503
Tax-exempt	3,695	74,919

Totals	1,722,487	1,874,568

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,340,181	1,356,497
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	210,674	292,357

Totals	1,550,855	1,648,854

Net amounts	$171,632	$225,714

	Interest for
(Dollars in thousands)	Nine Months Ended 9/30/10	Nine Months Ended 9/30/09
EARNING ASSETS:
Net loans	$39,242	$47,639
Federal funds sold and other interest-bearing assets	576	273
Securities:
Taxable	10,698	12,083
Tax-exempt	131	2,250

Totals	50,647	62,245

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	16,570	21,690
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	4,056	5,993

Totals	20,626	27,683

Net amounts	$30,021	$34,562

	Yields Earned And Rates Paid (%)
	Nine Months Ended 9/30/10	Nine Months Ended 9/30/09
EARNING ASSETS:
Net loans	5.12	5.02
Federal funds sold and other interest-bearing assets	0.23	0.23
Securities:
Taxable	3.96	4.33
Tax-exempt	4.75	4.01

Totals	3.93	4.44

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.65	2.14
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.57	2.74

Totals	1.78	2.24

Net amounts	2.33	2.47

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	7.31	6.18

Total earning assets	3.94	4.53

Net yield on earning assets	2.34	2.55

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

	Nine Months Ended September 30, 2010 Over Nine Months Ended September 30, 2009 Change Due To:
(Dollars in thousands)	Total	Rate	Volume
Earning assets:
Loans	$(8,397)	$965	$(9,362)
Securities:
Taxable	(1,385)	(990)	(395)
Tax exempt	(2,119)	510	(2,629)
Federal funds sold and other	303	—	303

Total earning assets	$(11,598)	$485	$(12,083)

Interest-bearing liabilities:
Interest-bearing deposits	$(5,120)	$(4,864)	$(256)
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(1,937)	(352)	(1,585)

Total interest-bearing liabilities	$(7,057)	$(5,216)	$(1,841)

(1)	Change in volume is the change in volume times the previous period’s rate.
(2)	Change in rate is the change in rate times the previous period’s balance.
(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The Board of Directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses declined from $76.5 million during the first nine months of 2009 to $13.3 million in the first nine months of 2010. We were able to reduce our provision for loan losses for the first nine months of 2010 because of a significant decrease in net charge-offs, as well as slight declines in our nonperforming and classified loans. We incurred $18.6 million in net charge-offs for the first nine months of 2010, compared to $52.3 million for the first nine months of 2009. Our allowance for loan losses was $38.2 million, or 4.0% of outstanding loans, as of September 30, 2010, compared to $43.4 million, or 4.0% of outstanding loans, at December 31, 2009.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions. One of our strategic objectives has been, and continues to be, to increase the level of our other income. Our other income, exclusive of securities gains and losses, decreased by $1.9 million, or 14.6%, from the first nine months of 2009 to the first nine months of 2010. The following table presents for the periods indicated the major categories of noninterest income and the changes in the first nine months of 2010 compared to the first nine months of 2009:

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	Change
Service charges on deposit accounts	$5,427	$6,349	$(922)
Trust Department income	1,519	1,500	19
Other income	3,932	4,896	(964)

Total other income	$10,878	$12,745	$(1,867)

Our service charges on deposit accounts declined 14.5% from the first nine months of 2009 to the first nine months of 2010 primarily due to fewer NSF fees charged in 2010. We believe that the decline in fees has resulted from our customers becoming better stewards of their funds and the increased use of electronic banking that provides our customers with real-time feedback on account balances. In addition, new regulations requiring our customers to opt-in to overdraft coverage relating to certain ATM and checkcard transactions have contributed to the decline in NSF fees beginning in the third quarter of 2010. The 19.7% decrease in other noninterest income resulted primarily from an $830,000 decline in mortgage loan fee income from the first nine months of 2009 to the first nine months of 2010. In 2010, we significantly scaled back our mortgage lending activity.

We recognized $838,000 in net securities gains during the first nine months of 2010, compared to $1.1 million in net securities gains during the first nine months of 2009. The significant amount of securities gains in 2009 resulted from our selling most of our tax-exempt securities during the third quarter of 2009. Due to our year-to-date results of operations, we were not receiving the full tax benefit of holding these securities. Thus, we decided to sell them and invest the proceeds into higher-yielding taxable securities. The net gains in 2010 resulted from our decision to recognize a portion of the unrealized gains in our investment portfolio while they were available to us. Most of these gains were recognized in the second quarter of 2010.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses declined by $68.2 million during the first nine months of 2010, compared with the first nine months of 2009. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the first nine months of 2010 compared to the first nine months of 2009:

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	Change
Salaries and employee benefits	$17,952	$20,984	$(3,032)
Premises and fixed asset expense	5,674	5,682	(8)
Impairment loss on goodwill	—	66,542	(66,542)
Other expense	21,029	19,637	1,392

Total other expense	$44,655	$112,845	$(68,190)

Salaries and employee benefits declined by 14.4% from the first nine months of 2009 to the first nine months of 2010. This decrease resulted mostly from certain staff reductions that were made in the first quarter of 2010, as a result of our ongoing earnings improvement project. As our customers continue to embrace our electronic banking services, the transaction volume in our branches has been reduced. We also combined some redundant positions and eliminated others, as we restructured our operations and delivery of services to our customers. The first quarter 2010 expenses include severance packages related to the staff reductions, but the second and third quarter expenses reflected the full impact of these staff reductions.

In accordance with the provisions of ASC Topic 350 and based on the results of a third party analysis, we recognized a $66.5 million impairment loss on goodwill as of March 31, 2009. This impairment charge eliminated all goodwill from our balance sheet, including approximately $304,000 relating to GCM Insurance (reflected in discontinued operations on the consolidated statement of income (loss)). Other noninterest expenses increased by 7.1%. Expenses relating to OREO increased from $4.2 million for the first nine months of 2009, to $6.7 million for the first nine months of 2010. We also incurred approximately $670,000 in losses on letters of credit in the first nine months of 2010. Partially offsetting this increase were 2009 nonrecurring expenses of $934,000 in losses on early extinguishment of debt, as we prepaid several of our FHLB advances, and $966,000 in expenses relating to our efforts to raise capital.

Changes in our income tax expense have generally paralleled changes in income. The income tax benefits for the first nine months of 2009 and 2010 resulted from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Comparison of Results of Operations for the Quarters Ended September 30, 2010 and 2009

Net Income/(Loss)

For the third quarter of 2010, we reported a net loss of $7.5 million, or $(0.63) per common share, compared to a net loss of $13.1 million, or $(1.10) per common share, for the third quarter of 2009.

Net Interest Income

Net interest income decreased by $1.8 million, or 15.6%, from $11.6 million for the third quarter of 2009 to $9.8 million for the third quarter of 2010. From the third quarter of 2009 to the third quarter of 2010, the net interest margin declined from 2.56% to 2.29%. During this period, we lost 70 basis points of yield on our earning assets while only decreasing our cost of funds by 52 basis points.

The declining yield on earning assets is mostly attributable to changes in mix and volumes. Average earning assets declined from $1.795 billion in the third quarter of 2009 to $1.696 billion in the third quarter of 2010. This decline is primarily due to a $246.6 million decrease in average loan balances from the third quarter of 2009 to the third quarter of 2010 and a $53.2 million decrease in average investment securities during the same period. These declines were partially offset by a $200.6 million increase in federal funds sold and other interest-bearing assets, as we intentionally built liquidity by accumulating deposits and investing in short-term assets.

The decrease in our cost of funds from the third quarter of 2009 to the third quarter of 2010 was impacted by rates and volumes. Our average interest-bearing deposits remained relatively flat from the third quarter of 2009 to the third quarter of 2010, but our deposit cost declined by 57 basis points. Our average balance of other borrowings declined by $50.8 million over this period, and our cost of other borrowings declined by 11 basis points.

The following table shows, for the periods indicated, an analysis of net interest income, including the average amount of earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such amounts, the average yields/rates paid and the net yield on earning assets on both a book and tax equivalent basis:

	Average Balance
(Dollars in thousands)	Quarter Ended 9/30/10	Quarter Ended 9/30/09
EARNING ASSETS:
Net loans	$974,396	$1,220,948
Federal funds sold and other interest-bearing assets	338,892	138,279
Securities:
Taxable	379,097	398,883
Tax-exempt	3,696	37,147

Totals	1,696,081	1,795,257

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1,313,089	1,313,378
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	209,752	260,570

Totals	1,522,841	1,573,948

Net amounts	$173,240	$221,309

	Interest for
(Dollars in thousands)	Quarter Ended 9/30/10	Quarter Ended 9/30/09
EARNING ASSETS:
Net loans	$12,412	$15,464
Federal funds sold and other interest-bearing assets	233	98
Securities:
Taxable	3,389	4,210
Tax-exempt	44	398

Totals	16,078	20,170

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	4,941	6,817
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	1,359	1,760

Totals	6,300	8,577

Net amounts	$9,778	$11,593

	Yields Earned And Rates Paid (%)
	Quarter Ended 9/30/10	Quarter Ended 9/30/09
EARNING ASSETS:
Net loans	5.05	5.02
Federal funds sold and other interest-bearing assets	0.27	0.28
Securities:
Taxable	3.55	4.19
Tax-exempt	4.67	4.25

Totals	3.76	4.46

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	1.49	2.06
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase and other interest-bearing liabilities	2.57	2.68

Totals	1.64	2.16

Net amounts	2.29	2.56

Note: Yields on a tax equivalent basis would be:
Tax-exempt securities	7.19	6.55

Total earning assets	3.77	4.50

Net yield on earning assets	2.29	2.61

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

	Quarter Ended September 30, 2010 Over Quarter Ended September 30, 2009 Change Due To:
(Dollars in thousands)	Total	Rate	Volume
Earning assets:
Loans	$(3,052)	$93	$(3,145)
Securities:
Taxable	(821)	(505)	(316)
Tax exempt	(354)	44	(398)
Federal funds sold and other	135	—	135

Total earning assets	$(4,092)	$(368)	$(3,724)

Interest-bearing liabilities:
Interest-bearing deposits	$(1,876)	$(1,875)	$(1)
Borrowed funds, federal funds purchased and securities sold under agreements to repurchase	(401)	(70)	(331)

Total interest-bearing liabilities	$(2,277)	$(1,945)	$(332)

(1)	Change in volume is the change in volume times the previous period’s rate.
(2)	Change in rate is the change in rate times the previous period’s balance.
(3)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change to each.

Provision for Loan Losses

We use our provision for loan losses to replenish the allowance for loan losses on our balance sheet. Based on our evaluation of the risk exposure contained in the loan portfolio, management believes that the level of the allowance is adequate. The Board of Directors reviews and approves management’s evaluation. This is an ongoing process through which we review and determine the amount of the provision on a quarterly basis. The provision for loan losses declined from $20.7 million during the third quarter of 2009 to $8.5 million in the third quarter of 2010. We were able to reduce our provision for loan losses for the third quarter of 2010 because of a significant decrease in net charge-offs, as well as slight declines in our classified loans. We incurred $5.9 million in net charge-offs for the third quarter of 2010, compared to $22.5 million for the third quarter of 2009.

Other Income (Noninterest Income)

Other income refers to our noninterest income, which includes various service charges, fees and commissions. One of our strategic objectives has been, and continues to be, to increase the level of our other income. Our other income, exclusive of securities gains and losses, decreased by $806,000, or 18.9%, from the third quarter of 2009 to the third quarter of 2010. The following table presents for the periods indicated the major categories of noninterest income and the changes in the third quarter of 2010 compared to the third quarter of 2009:

	Quarter Ended September 30,
(Dollars in thousands)	2010	2009	Change
Service charges on deposit accounts	$1,688	$2,219	$(531)
Trust Department income	531	527	4
Other income	1,232	1,511	(279)

Total other income	$3,451	$4,257	$(806)

Our service charges on deposit accounts declined 23.9% from the third quarter of 2009 to the third quarter of 2010 primarily due to fewer NSF fees charged in 2010. We believe that the decline in fees has resulted from our customers becoming better stewards of their funds and the increased use of electronic banking that provides our customers with real-time feedback on account balances. In addition, new regulations requiring our customers to opt-in to overdraft coverage relating to certain ATM and checkcard transactions have contributed to the decline in NSF fees. The 18.5% decrease in other noninterest income is due mostly to the $500,000 gain recognized on the sale of GCM’s operations in the third quarter of 2009. Mortgage loan fee income declined by $242,000 between the third quarter of 2009 and the third quarter of 2010, as a result of our scaling back our mortgage loan activity in 2010. Partially offsetting these decreases were increases in several other income categories, none of which are individually considered material.

We recognized $5,000 in net securities gains during the third quarter of 2010, compared to $923,000 in net securities gains during the third quarter of 2009. The significant amount of securities gains in the third quarter of 2009 resulted from our selling most of our tax-exempt securities during that period. Due to our year-to-date results of operations, we were not receiving the tax benefit of holding these securities. Thus, we decided to sell them and invest the proceeds into higher-yielding taxable securities.

Other Expense (Noninterest Expense)

Noninterest expense represents ordinary overhead expenses and, from time to time, any impairments to goodwill or other intangibles. These expenses declined by $1.3 million during the third quarter of 2010, compared with the third quarter of 2009. The following table presents for the periods indicated the major categories of noninterest expense and the changes in the third quarter of 2010 compared to the third quarter of 2009:

	Quarter Ended September 30,
(Dollars in thousands)	2010	2009	Change
Salaries and employee benefits	$5,825	$6,902	$(1,077)
Premises and fixed asset expense	1,868	1,910	(42)
Other expense	8,418	8,558	(140)

Total other expense	$16,111	$17,370	$(1,259)

Salaries and employee benefits declined by 15.6% from the third quarter of 2009 to the third quarter of 2010. This decrease resulted mostly from the impact of certain staff reductions made in the first quarter of 2010 through our ongoing earnings improvement project.

Other noninterest expenses decreased by 1.6%. In the third quarter of 2009, we incurred $934,000 in losses on early extinguishment of debt, as we prepaid several of our FHLB advances, and $966,000 in expenses relating to our efforts to raise capital. These expenses did not recur in 2010. We also reduced expenses in several other categories, including director fees, communications, and FDIC insurance premiums. However, those reductions were offset somewhat by increased OREO expenses. These expenses, including costs of holding OREO, legal fees, and losses on sales of OREO, increased from $2.0 million for the third quarter of 2009, to $2.8 million for the third quarter of 2010. We also incurred approximately $423,000 in losses on letters of credit in the third quarter of 2010.

Changes in our income tax expense have generally paralleled changes in income. The income tax benefits for the third quarters of 2009 and 2010 resulted from the losses recognized for the periods, as well as the tax benefits of our tax-exempt income.

Financial Condition as of September 30, 2010

Summary

Total assets were $1.733 billion as of September 30, 2010, compared to $1.844 billion as of December 31, 2009. Our loan portfolio balance was $945.0 million as of September 30, 2010, compared to $1.091 billion as of December 31, 2009, a decrease of $146.5 million, or 13.4%. Total deposits were $1.400 billion as of September 30, 2010, compared to $1.500 billion as of December 31, 2009, a decrease of $99.8 million, or 6.65%. Shareholders’ equity declined to $112.0 million as of September 30, 2010, compared to $119.8 million as of December 31, 2009.

Loan Portfolio

Historically, our lending focus has been distributed among commercial real estate, commercial and industrial loans, 1-4 family mortgages and consumer loans. Total commercial, financial and agricultural loans, which consist primarily of short-term loans for working capital purposes, inventories, seasonal loans, lines of credit and equipment loans, accounted for 16.0% of our loan portfolio as of September 30, 2010, compared to 17.0% as of December 31, 2009. Total real estate loans, which are secured by commercial real estate, one-to-four family residential properties and multi-family dwelling units, accounted for 72.4% of our loan portfolio as of September 30, 2010, compared to 72.7% as of December 31, 2009. Total consumer loans, which consist of home improvement, mobile home, automobile and unsecured personal loans, made up 1.8% of our loan portfolio as of September 30, 2010 and December 31, 2009.

Total loans were $945.0 million as of September 30, 2010, a decrease of $146.5 million, or 13.4%, compared to total loans of $1.091 billion as of December 31, 2009. The majority of the decline in loans occurred in commercial real estate loans due primarily to payoffs and chargedowns.

The following table summarizes our loan portfolio by type of loan and type of customer as of the dates indicated:

	As of September 30, 2010		As of December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial:
Commercial	$151,021	16.0%	$185,466	17.0%
Commercial real estate	524,100	55.5%	612,706	56.1%
Real estate construction	20,973	2.2%	30,000	2.8%

Total commercial	696,094	73.7%	828,172	75.9%

Consumer:
Residential real estate	73,613	7.8%	83,744	7.7%
Home equity lines	64,769	6.9%	67,185	6.2%
Other consumer loans	16,629	1.7%	20,177	1.8%

Total consumer	155,011	16.4%	171,106	15.7%

Other	93,862	9.9%	92,199	8.4%

Total loans	$944,967	100.0%	$1,091,477	100.0%

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of September 30, 2010, are summarized in the following table:

	As of September 30, 2010
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial:
Commercial	$48,351	$98,409	$4,261	$151,021
Commercial real estate	128,760	303,327	92,013	524,100
Real estate construction	4,466	4,690	11,817	20,973

Total commercial	181,577	406,426	108,091	696,094

Consumer:
Residential real estate	10,549	18,967	44,097	73,613
Home equity lines	2,470	17,129	45,170	64,769
Other consumer loans	380	13,590	2,659	16,629

Total consumer	13,399	49,686	91,926	155,011

Other	68,054	13,303	12,505	93,862

Total loans	$263,030	$469,415	$212,522	$944,967

Loans with a fixed interest rate	$114,475	$260,922	$44,883	$420,280
Loans with a variable interest rate	148,555	208,493	167,639	524,687

Total loans	$263,030	$469,415	$212,522	$944,967

As of September 30, 2010, our loan portfolio was composed of approximately 45.0% fixed interest rate loans and 55.0% variable interest rate loans. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of our loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loans rates are substantially lower than rates on existing mortgages due primarily to refinancings of adjustable rate and fixed rate loans at lower rates.

Higher-Risk Loans

Our loan portfolio does not include several types of loans generally considered higher-risk, such as option adjustable-rate mortgage loans, junior lien mortgages, high loan-to-value mortgages, interest-only loans, subprime loans, and loans with teaser rates. Management believes that the highest risk loans in our portfolio are our construction and land development loans.

We entered the Memphis, Birmingham, and Middle Tennessee markets late in the most recent real estate boom cycle. Consequently, our build-up in our construction and land development portfolio and the subsequent lack of demand for residential real estate due to declines in the mortgage markets caused our loan quality to deteriorate. In mid-2008, we established a moratorium on residential construction and development lending. From September 30, 2009 to September 30, 2010, we reduced our exposure in our construction and land development portfolio by $91.5 million, or 42.2%.

The following table reflects the composition of our construction and land development portfolio by market:

(Dollars in thousands)	As of September 30, 2010		As of June 30, 2010		As of December 31, 2009		As of September 30, 2009
	Balance	%	Balance	%	Balance	%	Balance	%
Birmingham	$10,018	8.0%	$11,781	8.6%	$17,043	10.3%	$18,423	8.5%
Florida	23,397	18.7%	23,911	17.5%	25,600	15.4%	25,427	11.7%
Georgia	8,735	7.0%	9,760	7.1%	10,820	6.5%	11,481	5.3%
Memphis	23,513	18.8%	24,879	18.2%	29,816	18.0%	41,561	19.2%
Middle Tennessee	29,643	23.7%	32,941	24.1%	43,420	26.1%	76,226	35.2%
Mississippi	20,550	16.4%	23,070	16.9%	29,796	17.9%	31,959	14.7%
Tuscaloosa	9,346	7.4%	10,333	7.6%	9,717	5.8%	11,639	5.4%

Total	$125,202	100.0%	$136,675	100.0%	$166,212	100.0%	$216,716	100.0%

During 2010, we have charged off approximately $9.8 million related to loans in this segment of our portfolio. As of September 30, 2010, our allowance for loan losses includes approximately $11.7 million allocated to construction and land development loans.

All commercial real estate loans, exclusive of the loans discussed above, total approximately $425.1 million as of September 30, 2010. Of this total, 53% represents owner occupied commercial real estate, and 47% represents non-owner occupied commercial real estate.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

(Dollars in thousands)	As of September 30, 2010	As of December 31, 2009	As of September 30, 2009
Nonaccrual loans	$42,009	$41,096	$46,983
Accruing loans past due 90 days or more	847	5,582	4,083
Restructured loans	33,606	23,505	8,918

Total nonperforming loans	76,462	70,183	59,984
Other real estate owned	32,200	34,259	14,760

Total nonperforming assets	$108,662	$104,442	$74,744

Nonperforming assets to total loans and other real estate owned	11.12%	9.28%	6.26%

The increase in our nonperforming assets to total loans and other real estate owned ratio between December 31, 2009, and September 30, 2010, resulted more from the decline in our overall loan balance than from the slight increase in our nonperforming assets.

As of September 30, 2010, other real estate was comprised primarily of residential real estate developments in various stages of completion.

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

Allowance for Loan Losses

The allowance for loan losses was $38.2 million as of September 30, 2010, compared to $43.4 million as of December 31, 2009. The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Average loans outstanding	$1,023,778	$1,237,411

Total loans outstanding at end of period	$944,967	$1,091,477

Allowance for loan losses at beginning of period	$43,422	$20,730
Charge-offs:
Commercial, financial and agricultural	(4,357)	(8,143)
Real estate	(16,931)	(49,944)
Installment loans and other	(461)	(755)

Total charge-offs	(21,749)	(58,842)

Recoveries:
Commercial, financial and agricultural	500	1,224
Real estate	2,419	695
Installment loans and other	270	287

Total recoveries	3,189	2,206

Net charge-offs	(18,560)	(56,636)
Provision for loan losses	13,317	79,328

Allowance for loan losses at end of period	$38,179	$43,422

Ratio of net charge-offs to average loans outstanding	1.81%	4.58%
Ratio of allowance for loan losses to period end loans	4.04%	3.98%
Ratio of allowance for loan losses to nonperforming loans	49.93%	61.87%

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

	As of September 30, 2010		As of December 31, 2009
(Dollars in thousands)	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
Allocated component:
Impaired loans	$74,505	$7,428	$67,785	$11,407
Pooled loans	870,462	28,719	1,023,692	29,275
Unallocated component	—	2,032	—	2,740

Totals	$944,967	$38,179	$1,091,477	$43,422

Management believes that the allowance for loan losses as of September 30, 2010, is adequate to cover losses inherent in the portfolio as of such date.

Investment Portfolio

The investment portfolio serves as a source of liquidity and earnings and is used to manage interest rate risk and to ensure collateral is available for pledging requirements. Our investment portfolio primarily consists of agency mortgage-backed securities, pooled government guaranteed SBA loans and taxable and non-taxable municipal securities. Securities within the portfolio are classified as held-to-maturity or available-for-sale. As of September 30, 2010, we had no securities classified as trading. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity called accumulated other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in liquidity needs, changes in tax strategies, changes in prepayment risk or changes to underlying bank funding. Available-for-sale securities were $362.0 million as of September 30, 2010, compared to $330.1 million as of December 31, 2009. As of September 30, 2010, $228.2 million, or 63.0%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $227.3 million, or 68.9%, as of December 31, 2009. The remainder of the available-for-sale portfolio was invested primarily in government securities.

Securities held-to-maturity are carried at amortized historical cost. Securities that we have the intent and ability to hold until maturity or on a long-term basis are classified as held-to-maturity. Held-to-maturity securities were $2.7 million as of September 30, 2010 and December 31, 2009. All of the securities in the held-to-maturity category were issued by state and municipal subdivisions.

The following tables summarize the amortized cost of securities classified as available-for-sale and held-to-maturity and their approximate fair values as of the dates shown:

	As of September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$217,968	$10,194	$—	$228,162
Other securities	129,044	5,013	241	133,816

Total	$347,012	$15,207	$241	$361,978

Held-to-maturity:
Other securities	$2,667	$50	$—	$2,717

	As of December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$219,635	$8,358	$706	$227,287
Other securities	101,235	2,087	530	102,792

Total	$320,870	$10,445	$1,236	$330,079

Held-to-maturity:
Other securities	$2,671	$70	$—	$2,741

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

As of September 30, 2010, we had net unrealized gains of $15.0 million in the investment portfolio compared to net unrealized gains of $9.3 million as of December 31, 2009. The $5.7 million increase in net unrealized gains is primarily attributable to changes in market interest rates from December 31, 2009 to September 30, 2010.

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

The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of September 30, 2010. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of an MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages.

	As of September 30, 2010
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Mortgage-backed securities	$2,012	4.34%	$4,103	4.38%	$23,535	3.91%	$198,512	4.45%	$228,162	4.39%
Other securities	40	4.25%	50,959	1.20%	34,930	3.44%	47,193	5.02%	133,122	3.15%

Total	2,052	4.33%	55,062	1.44%	58,465	3.63%	245,705	4.56%	361,284	3.93%

Held-to-maturity:
Other securities	—	—	—	—	2,667	9.38%	—	—	2,667	9.38%

Equity and other securities	—	—	—	—	—	—	13,934	2.13%	13,934	2.13%

Total securities	$2,052	4.33%	$55,062	1.44%	$61,132	3.88%	$259,639	4.43%	$377,885	3.90%

Contractual maturity of an MBS is not a reliable indicator of its expected life because borrowers have the right to prepay their obligations at any time. A third party analysis of our mortgage-backed securities as of September 30, 2010 showed the estimated average lives for fixed MBSs to be 3.3 years. The average life of the total investment portfolio is 3.8 years as of September 30, 2010.

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

As of September 30, 2010, core deposits (which we define as all deposits other than brokered deposits, 50% of time deposits $100,000 and greater and 50% of public funds) were $1.138 billion, or 81.3% of total deposits, while non-core deposits, including brokered deposits, made up 18.7% of total deposits. Total deposits declined to $1.400 billion as of September 30, 2010, compared to $1.500 billion as of December 31, 2009, a decrease of $99.8 million, or 6.7%. Noninterest-bearing deposits increased by 6.1% over this period, and interest-bearing deposits, primarily time deposits, decreased by 8.3%.

The interest rates we pay are based on the competitive environments in each of our markets. We manage our interest expense through weekly deposit pricing reviews that compare our deposit rates with the competition and wholesale alternatives. In addition, we have at times offered special products or attractive rates so that our deposits will keep up with our need for liquidity. The average cost of deposits, including noninterest-bearing deposits, for the first nine months of 2010 was 1.46%, compared to 1.84% for the year ended December 31, 2009.

The following table presents the daily average balances and rates paid on deposits for the periods indicated:

	Nine Months Ended September 30, 2010		Year Ended December 31, 2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$174,945	—	$176,370	—
Interest-bearing demand (1)	566,829	0.88%	562,253	1.15%
Savings	46,323	0.36%	43,887	0.43%
Time deposits	727,029	2.34%	722,293	2.91%

Total	$1,515,126	1.46%	$1,504,803	1.84%

(1)	Includes money market accounts.

The following table provides the amount of our time deposits as of September 30, 2010, that are $100,000 and greater by time remaining until maturity:

(Dollars in thousands)	As of September 30, 2010
Three months or less	$102,246
Over three months through six months	106,456
Over six months through one year	74,684
Over one year	76,931

Total	$360,317

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

Borrowings, Repurchase Agreements and Junior Subordinated Debentures

We use borrowings to supplement deposits in funding our lending and investing activities. These borrowings are typically FHLB advances, which have terms ranging from overnight to several years. All FHLB borrowings are collateralized by investment securities or first mortgage loans. Additionally, we borrow from other financial institutions using investment securities as collateral and have issued junior subordinated debentures to a subsidiary trust. As of September 30, 2010, securities with a carrying value of $325.8 million and loans with a carrying value of $352.0 million were pledged as collateral.

Our borrowings and repurchase agreements were $178.5 million as of September 30, 2010. The outstanding balance as of September 30, 2010, includes $95.0 million in long-term FHLB advances, $50.0 million in repurchase agreements with brokerage firms and $33.5 million in repurchase agreements with clients and treasury tax and loan note payable.

The following table summarizes our outstanding borrowings and repurchase agreements of the dates indicated:

(Dollars in thousands)	As of September 30, 2010	As of December 31, 2009
Ending balance	$178,539	$184,072
Average balance for the period	179,746	242,661
Maximum month-end balance during the period	186,735	293,704
Average interest rate for the period	2.47%	2.57%
Weighted average interest rate at the end of the period	2.45%	2.44%

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

On August 9, 2010, the Board of Directors voted to defer regular interest payments on the subordinated debentures issued to the Trust. Total interest payments deferred as of September 30, 2010, were $267,000. Based on the three month LIBOR rate of 0.29% as of September 28, 2010, the fourth quarter interest payment would be approximately $248,000. The Board of Directors believes the deferral of the payment of interest on the debentures is in the best interest of the Corporation at the present time given the Corporation’s desire to conserve and maintain liquidity.

Shareholders’ Equity

Shareholders’ equity was $112.0 million as of September 30, 2010, compared to $119.8 million as of December 31, 2009. During the first nine months of 2010, we reported a net loss applicable to common shareholders of $11.7 million. Included in this amount are the payment of $1.1 million in preferred dividends and $325,000 of discount accretion related to the Series A preferred stock. Finally, an increase in the market value of our available-for-sale investment securities caused our accumulated other comprehensive income to increase from $2.6 million at December 31, 2009, to $6.2 million at September 30, 2010.

Dividends paid by the Corporation are provided from dividends received from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval from the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. At September 30, 2010, Cadence can not make dividend payments to the Corporation without prior approval of the OCC. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current earnings. As the Corporation does not generate earnings on a stand-alone basis, it does not have the capability to pay common stock dividends without receiving dividends from Cadence. The Corporation does not expect to make dividend payments in the near future.

Return on Equity and Assets

The following table sets forth certain selected financial data for the periods indicated.

	Nine Months Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009
Return on assets (net income divided by total average assets)	-0.8%	-7.7%	-1.7%	-2.8%

Return on equity (net income divided by average equity)	-13.3%	-102.9%	-26.1%	-41.8%

Equity to asset ratio (average equity divided by total average assets)	6.4%	7.5%	6.4%	6.7%

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

Our actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Cadence Financial Corporation (Consolidated)		Cadence
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total risk-based	$105,565	10.6%	$99,681	10.1%
Tier 1 risk-based	92,817	9.3	86,981	8.8
Tier 1 leverage	92,817	5.2	86,981	4.9

As of December 31, 2009
Total risk-based	$125,730	10.9%	$117,053	10.2%
Tier 1 risk-based	110,980	9.6	102,338	8.9
Tier 1 leverage	110,980	6.3	102,338	6.0

The minimum amounts of capital and ratios as established by banking regulators are as follows:

	Cadence Financial Corporation (Consolidated)		Cadence
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total risk-based	$79,496	8.0%	$79,185	8.0%
Tier 1 risk-based	39,748	4.0	39,592	4.0
Tier 1 leverage	71,198	4.0	70,418	4.0

As of December 31, 2009
Total risk-based	$92,103	8.0%	$91,878	8.0%
Tier 1 risk-based	46,052	4.0	45,939	4.0
Tier 1 leverage	70,136	4.0	68,616	4.0

Cadence is subject to capital adequacy guidelines of the OCC at the bank level that are substantially similar to the Federal Reserve guidelines. Although current regulatory guidelines state that a financial institution must have a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0%, and a Tier 1 leverage ratio of 5.0% to be considered “well-capitalized” in accordance with the regulations, the primary regulator has the ability to impose higher ratios on financial institutions. These higher standards are imposed if the regulator believes that the risk profile on the institution is higher than they consider appropriate. As part of a consent order imposed on the Bank by the OCC in May 2010, Cadence was required to achieve by September 19, 2010, and maintain on an ongoing basis, a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0%. As of September 30, 2010, Cadence did not satisfy this regulatory requirement, as it had a Tier 1 leverage ratio of 4.9% and a total risk-based capital ratio of 10.1%.

Because of recent losses experienced by the Corporation and Cadence’s requirement for additional capital to meet these higher ratios, there is a need for the Corporation to raise additional capital. Over the past eighteen months, management has investigated various alternatives to raise capital. As a result of those efforts, on October 6, 2010, the Corporation announced that it has agreed to be acquired by CBC. The terms of this agreement provide that a wholly-owned subsidiary of CBC will be merged with and into the Corporation, with the Corporation as the surviving entity and as a wholly-owned subsidiary of CBC. Under the terms of the agreement, our common shareholders will receive a cash payment of $2.50 per share, which values the transaction at approximately $29.8 million. In addition, it is our understanding that CBC has entered into an agreement with Treasury to purchase the $44.0 million of our preferred stock and the associated warrant issued to Treasury under the Capital Purchase Program for $38.0 million in cash, plus approximately $1.0 million in cash for accrued but unpaid dividends with respect to the preferred stock through October 29, 2010, subject to certain closing conditions. Consummation of the merger is subject to approval by regulatory authorities, approval by our shareholders at a shareholder meeting scheduled for December 2010, and certain other conditions set forth in the agreement. The merger is expected to close no later than the first quarter of 2011.

Off-Balance Sheet Arrangements

There were no material changes to our contractual obligations during the first nine months of 2010.

In the ordinary course of our business, we enter into agreements with customers to loan money. When a loan agreement is executed, the customer can either borrow the money immediately or draw against the loan over a predetermined time period. If an unfunded commitment is drawn against, the Bank charges the customer the interest rate established in the original agreement for the amount of the draw for the time period outstanding. As of September 30, 2010, the amount of unfunded commitments outstanding was $117.1 million.

We also provide letters of credit to our customers. A letter of credit is a contingent obligation to make a loan to the customer for up to the amount of the letter of credit and at a predetermined rate of interest. The Bank charges the customer approximately 1.5% of the face amount of a letter of credit as a fee for issuance. As of September 30, 2010, the amount of outstanding letters of credit was $11.5 million.

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

Liquidity, Inflation and Asset/Liability Management

Liquidity may be defined as our ability to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. We did not experience any problems with liquidity during the first nine months of 2010 and anticipate that all liquidity requirements will be met in the future. Our traditional sources of funds from deposit growth, maturing loans and investments, wholesale borrowing lines and earnings have generally allowed us to consistently generate sufficient funds to meet our daily operational liquidity needs. As the result of a $146.5 million decrease in loans and a $99.8 million decrease in deposits as of September 30, 2010, compared to December 31, 2009, our loan/deposit ratio declined to 67.5% as of September 30, 2010, compared to a loan/deposit ratio of 72.8% as of December 31, 2009. Our total funding sources include not only deposits, but also federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. When we include these sources of funding with deposits, our loans to total funding ratio declined to 59.9% as of September 30, 2010, from 64.9% as of December 31, 2009. Management’s target loans to deposits ratio is in the range of 75-85%, and our goal is to limit wholesale funding to no more than 25% of total assets.

We offer retail repurchase agreements to accommodate excess funds of some of our larger depositors. Management believes that these repurchase agreements stabilize traditional deposit sources as opposed to risking the potential loss of these funds to alternative investment arrangements. Retail repurchase agreements, which we view as a source of funds, totaled $32.1 million as of September 30, 2010, and $37.4 million as of December 31, 2009. The level of retail repurchase agreement activity is limited by the availability of investment portfolio securities to be pledged against the accounts and our asset/liability funding policy. Because of the limited amount of retail repurchase agreements and the fact that the underlying securities remain under our control, we do not consider the exposure for this service to be material.

We believe that our traditional sources of cash flow, including retail deposits, maturing loans and investments, and the high level of cash currently carried on our balance sheet, will provide the cash to allow us to meet our future liquidity needs. At September 30, 2010, we had unused short-term borrowing lines (federal funds purchased lines) of approximately $10.0 million from upstream correspondent banks. We also have additional borrowing capacity from the Federal Reserve under certain circumstances. As of September 30, 2010, we had $95.0 million in outstanding FHLB borrowings. We have no additional borrowing capacity with the FHLB.

We currently have no plans to refinance or redeem any liabilities other than normal maturities and payments relating to the FHLB borrowings and our term repurchase agreements with brokerage firms. We do not have plans at this time for any discretionary spending that would have a material impact on liquidity. Under regulations controlling bank holding companies and national banks, Cadence is limited in the amount it can lend to the Corporation, and those loans are required to be on a fully secured basis. At September 30, 2010, there were no loans between Cadence and the Corporation. The Corporation’s only source of liquidity is dividends it receives from Cadence. Under regulations controlling national banks, the payment of any dividends by a bank without prior approval from the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years.

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

Due to the potential volatility of interest rates, our goal is to stabilize the net interest margin by maintaining a relatively neutral rate sensitive position. As of September 30, 2010, our balance sheet reflected approximately $97.2 million more in rate sensitive assets than liabilities that were scheduled to reprice within one year. This represented 5.6% of our total assets and indicates that we are in an asset-sensitive position. This computation results from a static gap analysis that weights assets and liabilities equally. Management believes that interest rates will continue to remain flat for the remainder of 2010 and that our current position places us in the correct interest rate risk posture for this rate environment. Management does not believe that it is in our best interest to speculate on changes in interest rate levels. Although earnings could be enhanced if predictions were correct, if interest rates move against predictions, then Cadence’s earnings will be less than predicted.

During the first nine months of 2010, we believe we maintained a consistent and disciplined asset/liability management policy focusing on interest rate risk and sensitivity.

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

	As of September 30, 2010
	Interest Sensitive Within (Cumulative)
(Dollars in thousands)	Three Months	Twelve Months	Five Years	Total
Interest-earning assets:
Loans	$468,785	$615,156	$852,312	$944,967
Investment and mortgage-backed securities	34,565	89,930	265,586	377,885
Federal funds sold and other	269,921	269,921	269,921	269,921

	$773,271	$975,007	$1,387,819	$1,592,773

Interest-bearing liabilities:
Deposits	$397,159	$713,379	$1,141,554	$1,218,934
Borrowed funds	124,467	164,467	184,467	209,467

	$521,626	$877,846	$1,326,021	$1,428,401

Sensitivity gap:
Dollar amount	$251,645	$97,161	$61,798	$164,372
Percent of total interest-earning assets	32.54%	9.97%	4.45%	10.32%

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

At September 30, 2010, total interest-earning assets maturing or repricing within one year were greater than interest-bearing liabilities maturing or repricing within the same time period by approximately $97.2 million (cumulative), representing a positive cumulative one-year gap of 10.0% of earning assets. Management believes this position to be acceptable in the current interest rate environment.

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

Risk control consists of setting policies and parameters regarding interest rates and performing simulations based on trends and projections. Interest rate risk is managed based upon our tolerance for interest rate exposure and the resulting effect on net interest income and the economic value of equity. A balance sheet and income statement simulation model is prepared monthly, using current month end data. A base case simulation is prepared monthly using current month growth trends, projected forward and a flat rate forecast. Two additional interest rate shock simulations are prepared, one showing rates rising 200 basis points and one showing a 200 basis point decline in rates. Our policy is that a 200 basis point shock in rates should not cause the projection of net interest income to change by more than 15% and cause the economic value of equity to change by more that than +25% and –20%. The September 2010 model reflects net interest income under this scenario decreasing by 1.24% with a 200 basis point upward shock of rates and decreasing by 3.78% if rates are shocked down 200 basis points. At September 30, 2010, a 200 basis point immediate increase in interest rates would have resulted in an 8.72% increase in market value of equity, and a 200 basis point instant decrease would have resulted in a 4.66% decrease in market value of equity. At September 30, 2010, we were within policy on both of these tests.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On October 28, 2010, RSD Capital, a purported holder of shares of Cadence common stock, filed a lawsuit allegedly on behalf of a putative class of holders of shares of Cadence common stock in the Supreme Court of the State of New York of New York County, Index No. 651883/2010 (the “RSD Action”). The RSD Action names as defendants CBC, Cadence and the members of the board of directors of Cadence.

The RSD Action alleges that (i) CBC, the Corporation and Cadence’s directors breached their fiduciary duties to Cadence’s shareholders by entering into a merger agreement that is not in the best interest of shareholders and (ii) the board of directors of the Corporation breached their fiduciary duty of disclosure by filing a materially misleading and/or incomplete proxy statement. The alleged deficiencies in the proxy statement primarily relate to the fairness opinion provided to us by our financial advisor.

The RSD Action also alleges that CBC aided and abetted the purported breaches of fiduciary duties.

The RSD Action seeks, among other relief, (i) class action status, (ii) an order declaring that the defendants have breached their fiduciary duties to Cadence and/or aided and abetted such breaches, (iii) an award to the plaintiff and the class of compensatory and/or rescissory damages as allowed by law, and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

Additionally, in the normal course of business, the Corporation and its subsidiaries from time to time are involved in routine legal proceedings which are incidental to the Corporation’s business. There are no pending routine proceedings to which either the Corporation or any of its subsidiaries are a party that upon resolution are expected to have a material adverse effect upon the Corporation’s or its subsidiaries’ financial condition or results of operations.

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Report on Form 10-Q, the following significant risks may affect the Corporation and Cadence and update the risk factors contained in Part I, Item A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. The risk factors identified below are in addition to those contained in any other documents filed by the Corporation under the Securities Exchange Act of 1934, including without limitation, any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

The minimum capital ratios for the Bank under the consent order may restrict our ability to leverage our capital into earnings. Additionally, if the Bank fails to comply with the requirements of the consent order, it may be subject to further regulatory action, including a requirement to prepare a plan to sell or merge the Bank. Moreover, the imposition of the consent order with the OCC could cause reputation damage, thereby reducing our ability to leverage our capital into earnings. The OCC also has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders, removing officers and directors, requiring us to sell or merge the Bank, and ultimately, appointing the FDIC as receiver of the Bank.

We are required to maintain higher capital levels than many other banks and our failure to comply with these higher capital ratios could lead to the OCC taking additional actions against the Bank.

The consent order required the Bank to meet by September 19, 2010, and maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%. If we do not attain and maintain these required minimum capital ratios, the OCC has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders, removing officers and directors, requiring us to sell or merge the Bank, and ultimately, appointing the FDIC as receiver of the Bank. As of September 30, 2010, the Bank had a Tier 1 leverage ratio of 4.9% and a total risk-based capital ratio of 10.1%.

We have a significant deferred tax asset that may not be fully realized.

We had net deferred tax assets of $36.2 million as of September 30, 2010. As of September 30, 2010, we had a valuation allowance of $1.3 million established against our state deferred tax asset. This valuation allowance was established due to differences in the carryforward periods in state and federal tax laws. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events, such as our inability to attract additional capital, differ significantly from our current forecasts, we may need to adjust our valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

If we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, our ability to use our existing deferred tax assets to reduce future taxable income may be limited.

Our loan portfolio is highly concentrated in commercial real estate in certain geographic areas.

Commercial real estate and farm loans totaled $524.1 million as of September 30, 2010. Additionally, construction and development loans totaled $125.2 million as of September 30, 2010. As of September 30, 2010, approximately 72.3% of our loans had real estate as a primary or secondary component of collateral. Our construction and development loan portfolio includes residential and non-residential construction and development loans. Our residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. Our non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings, hotels, and other non-residential commercial properties. Our commercial real estate and farm loan portfolio consists primarily of loans secured by office buildings, retail centers, warehouses, farm land and other commercial properties located primarily in our Mississippi, Memphis, Florida, Tuscaloosa, and Nashville market areas. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

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

We incurred a net loss of $11.7 million, or $0.98 per common share, for the nine months ended September 30, 2010, and a net loss of $112.2 million, or $9.42 per common share, for the year ended December 31, 2009. These losses, excluding the impact of the impairment loss on goodwill of $66.5 million in 2009, have resulted primarily from losses in our loan portfolio and we may suffer additional losses in the future.

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

•

TARP, established pursuant to the EESA legislation, was scheduled to expire on December 31, 2009; however, the U.S. Treasury extended it until October 31, 2010. TARP includes the CPP, pursuant to which the U.S. Treasury is authorized to purchase senior preferred stock and warrants to purchase common stock of participating financial institutions. Also under TARP, the U.S. Treasury had the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments, from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

•

Since 2008, the Federal Reserve has purchased several billion dollars of mortgage-related assets in order to support the mortgage lending industry during the financial crisis. In early 2010, the Federal Reserve began to scale back these purchases; however, recent speculation is that larger-scale purchases will soon resume in an attempt to stimulate the economy.

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

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. The FDIC may raise the premiums even higher in the future. Therefore, the reserve ratio may continue to decline, and there may be additional increases in FDIC premiums. In 2009, the Bank (together with all other insured depository institutions) was required to pre-pay three years of insurance premiums. Our FDIC insurance related costs totaled approximately $4.3 million for 2009 and approximately $3.1 million for the first nine months of 2010. Additionally, the Dodd-Frank Act permanently increased the limit on FDIC coverage to $250,000, and we may incur increased FDIC premiums in the future as a result of such increase.

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

On October 28, 2010, RSD Capital, a purported holder of shares of Cadence common stock, filed a lawsuit allegedly on behalf of a putative class of holders of shares of Cadence common stock in the Supreme Court of the State of New York of New York County, Index No. 651883/2010 (the “RSD Action”). The RSD Action names as defendants CBC, Cadence and the members of the board of directors of Cadence.

The RSD Action alleges that (i) CBC, the Corporation and Cadence’s directors breached their fiduciary duties to Cadence’s shareholders by entering into a merger agreement that is not in the best interest of shareholders and (ii) the board of directors of the Corporation breached their fiduciary duty of disclosure by filing a materially misleading and/or incomplete proxy statement. The alleged deficiencies in the proxy statement primarily relate to the fairness opinion provided to us by our financial advisor.

The RSD Action also alleges that CBC aided and abetted the purported breaches of fiduciary duties.

The RSD Action seeks, among other relief, (i) class action status, (ii) an order declaring that the defendants have breached their fiduciary duties to Cadence and/or aided and abetted such breaches, (iii) an award to the plaintiff and the class of compensatory and/or rescissory damages as allowed by law, and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

Additionally, we have been named, from time to time, as a defendant in various legal actions, including arbitrations and other litigation arising in connection with our activities. Threatened legal actions could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Any substantial legal liability resulting from litigation could materially and adversely affect our business, financial condition or results of operations.

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

Risks Related to the Merger with CBC

Termination of the merger agreement could negatively impact the Corporation.

CBC may terminate the merger agreement for the reasons set forth in the merger agreement, including if the merger has not been consummated on or before March 30, 2011. If the merger agreement is terminated, there may be various consequences including the following:

•

Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger with CBC, without realizing any of the anticipated benefits of completing the merger;

•

On October 5, 2010, the last trading day prior to the announcement of the merger agreement with CBC, our common stock closed at $2.08 per share. After that announcement, the stock price rose to trade close to the $2.50 per share proposed purchase price, and has traded close to that price since that time. The current price of our common stock may reflect a market assumption that the merger will close. If the merger is not consummated, the stock price would likely retreat from its current trading range;

•

Certain costs relating to the merger, including legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed. These costs will be substantial and may materially reduce our earnings per share; and

•

Our management and employees’ attention will be diverted from our day-to-day operations; we may experience employee attrition; and our business may be disrupted during the period while the merger remains pending. These risks could increase if the transaction is not consummated.

If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay an equivalent or more attractive price than the price CBC has agreed to pay in the merger.

The opinion obtained by us from our financial advisor will not reflect changes in circumstances between signing the merger agreement and completion of the merger.

We have not obtained an updated opinion as of the date of this Form 10-Q from our financial advisor as to the fairness from a financial point of view of the merger consideration. Changes in the operations and prospects of the Corporation or CBC, general market and economic conditions and other factors that may be beyond the control of us or CBC, and on which our financial advisor’s opinion was based, may significantly alter the value of the Corporation or the price of shares of our common stock by the time the merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of such opinion. Because we do not currently anticipate asking our financial advisor to update its opinion, the opinion will not address fairness of the merger consideration from a financial point of view at the time the merger is completed.

The merger agreement limits our ability to pursue alternatives to the merger and raise capital.

The merger agreement contains a standstill provision that, subject to limited exceptions, limits our ability to take any action to solicit, facilitate, initiate or encourage the making of competing third-party proposals. In addition, we have agreed to pay CBC a termination fee in the amount of between $2.5 million and $4.5 million, based on the time of termination, as well as expense reimbursement of up to $1.0 million in the event that we terminate the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such acquisition even if it were prepared to pay a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

While the merger agreement is in effect, we are subject to restrictions on our business activities.

While the merger agreement is in effect, we are subject to certain restrictions on our business activities and must generally operate in the ordinary course (subject to certain exceptions or the consent of CBC). These restrictions on our business activities could have a material adverse effect on our future results of operations or financial condition.

The merger is subject to closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may result in material adverse consequences to our business and operations.

The merger is subject to closing conditions that, if not satisfied, will prevent the merger from being completed. The merger is subject to, among other things, certain required approvals and consents from governmental agencies. We cannot predict whether or when these conditions will be satisfied.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

On August 9, 2010, the Corporation’s Board of Directors voted to suspend quarterly dividends on the Senior Preferred Stock held by Treasury through the CPP. If dividends on the Senior Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, Treasury has the right to appoint two directors. This right will end when full dividends have been paid for four consecutive dividend periods. As of September 30, 2010, Senior Preferred Stock dividends in arrearage totaled $550,000.

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

CADENCE FINANCIAL CORPORATION
Registrant

Date: November 15, 2010	/s/ Richard T. Haston
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